Form 10-Q
period 2017-03-31
Emerald Expositions Events, Inc.
filed 2017-05-25
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38076

Emerald Expositions Events, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1775077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

31910 Del Obispo Street

Suite 200

San Juan Capistrano, California 92675

(Address of principal executive offices, zip code)

(949) 226-5700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 24, 2017, there were 72,202,207 shares of the Registrant’s common stock, par value $0.01, outstanding.

EMERALD EXPOSITIONS EVENTS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect” “intend,” “may,” “might,” “plan,” “potential” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic conditions;

•	reputation of a trade show’s brand;

•	our ability to secure desirable dates and locations for our trade shows;

•	disruptions in global or local travel conditions or terrorist actions and communicable diseases;

•	ability to monitor and respond to changing market trends;

•	the failure to attract high-quality exhibitors and attendees;

•	competition from existing operators or new competitors;

•	our top five trade shows generate a significant portion of our revenues;

•	risks associated with our acquisition strategy;

•	the effect of shifts in marketing and advertising budgets to online initiatives;

•	our ability to retain our senior management team and our reliance on key full-time employees;

•	the use of third party agents whom we do not control;

•	our and our exhibitors’ reliance on a limited number of outside contractors;

•	changes in legislation, regulation and government policy;

•	our relationships with industry associations;

•	risks and costs associated with new trade show launches;

•	that we do not own certain of the trade shows that we operate;

•	the infringement or invalidation of proprietary rights;

•	disruption of our information technology systems;

•	the failure to maintain the integrity or confidentiality of employee or customer data;

•	risks associated with event cancellations or interruptions;

•	risks associated with material litigation;

•	our potential inability to utilize tax benefits associated with our favorable tax attributes;

•	risks associated with previously identified or future material weaknesses; and

•	other factors beyond our control, including those listed under “Risk Factors” in our final prospectus, dated April 27, 2017, as filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”) and in other filings we may make from time to time with the SEC.

Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements contained in this report are not guarantees of future performance and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and events in the industry in which we operate, are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods.

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$15,850	$14,942
Trade and other receivables, net of allowance for doubtful accounts of $736 and $693 as of March 31, 2017 and December 31, 2016, respectively	84,845	57,576
Prepaid expenses	14,097	23,044

Total current assets	114,792	95,562
Noncurrent assets
Property and equipment, net	3,720	3,778
Goodwill	960,683	930,321
Other intangible assets, net	544,914	541,172
Other noncurrent assets	977	1,686

Total assets	$1,625,086	$1,572,519

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$43,499	$28,234
Deferred revenues	153,240	171,644
Revolving credit facility	15,000	—
Term loan, current portion	8,744	8,744

Total current liabilities	220,483	208,622
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	691,889	693,322
Deferred tax liabilities, net	154,227	140,049
Other noncurrent liabilities	1,638	2,758

Total liabilities	1,068,237	1,044,751

Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.01 par value; authorized shares: 800,000; issued and outstanding shares: 61,869 and 61,860 at March 31, 2017 and December 31, 2016, respectively (1)	619	619
Additional paid-in capital (1)	511,068	510,334
Retained earnings	45,162	16,815

Total shareholders’ equity	556,849	527,768

Total liabilities and shareholders’ equity	$1,625,086	$1,572,519

(1)	Adjusted to reflect the 125-for-one stock split. See Note 9.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited, in thousands, except earnings per share)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Revenues	$135,654	$127,796
Cost of revenues	36,589	31,844
Selling, general and administrative expense	31,965	26,392
Depreciation and amortization expense	10,575	9,943

Operating income	56,525	59,617
Interest expense	9,648	13,035

Income before income taxes	46,877	46,582
Provision for income taxes	18,530	18,406

Net income and comprehensive income	$28,347	$28,176

Basic earnings per share (1)	$0.46	$0.46
Diluted earnings per share (1)	$0.44	$0.45
Basic weighted average common shares outstanding (1)	61,866	61,857
Diluted weighted average common shares outstanding (1)	63,785	63,003

(1)	Adjusted to reflect the 125-for-one stock split. See Note 9.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Operating activities
Net income	$28,347	$28,176
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	620	793
Provision for doubtful accounts	44	63
Depreciation and amortization	10,575	9,943
Amortization of deferred financing fees and debt discount	912	1,040
Unrealized (gain) loss on interest rate swap and floor	(381)	386
Deferred income taxes	14,178	18,394
Other	(3)	61
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(27,313)	(30,668)
Prepaid expenses	11,618	7,716
Other noncurrent assets	551	—
Accounts payable and other current liabilities	10,499	10,537
Deferred revenues	(20,100)	(16,520)
Other noncurrent liabilities	(738)	6

Net cash provided by operating activities	28,809	29,927

Investing activities
Acquisition of businesses	(39,133)	—
Purchases of property and equipment	(161)	(128)
Purchases of intangible assets	(124)	(309)

Net cash used in investing activities	(39,418)	(437)

Financing activities
Payment of purchase price payable	(1,297)	(4,530)
Proceeds from borrowings on revolving credit facility	15,000	—
Repayment of principal on term loan	(2,186)	(1,575)
Repurchase of common stock	—	(81)
Proceeds from common stock issuance	—	101

Net cash provided by (used in) financing activities	11,517	(6,085)

Net increase in cash and cash equivalents	908	23,405
Cash and cash equivalents
Beginning of year	14,942	16,261

End of year	$15,850	$39,666

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2017 acquisition	$3,838	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission for Interim Reporting. All significant intercompany transactions, accounts and profits, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

These unaudited condensed consolidated financial statements do not include all disclosures required by U.S. GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016. The December 31, 2016 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December, 2016.

The results for the three-months ended March 31, 2017 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

2.	Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016. Adoption of ASU 2016-15 did not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016. Adoption of ASU 2016-09 was effective as of the beginning of the Company’s 2017 fiscal year and did not have a significant impact on its financial statements.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment, in an effort to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end filers in 2020. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements and footnote disclosures.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements and footnote disclosures.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this update include an amendment to FASB ASC Topic 820, Fair Value Measurement and Disclosures to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. For public entities, this update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. For all other entities, this update is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new guidance on its financial statement presentation.

In February, 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for fiscal years beginning after December 15, 2018. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements and footnote disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities), which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company in annual

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

periods ending after December 15, 2017 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. While the Company is still assessing the impact of this standard, management does not believe this standard will have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, the Company will not early adopt. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which amends and clarifies certain aspects in ASU 2014-09 that include collectiblity, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or cumulative effect transition method. Management has completed its evaluation of the impact that the standard will have on the Company’s consolidated financial statements and does not believe these standards will have a material impact on the Company’s financial condition, results of operations or liquidity.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Business Acquisitions

In line with the Company’s strategic growth initiatives, the Company acquired the assets and liabilities of several companies during 2017 (collectively, the “2017 acquisitions”) and 2016 (collectively, the “2016 acquisitions”), as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

CEDIA

The Company acquired the assets and liabilities associated with CEDIA Expo (“CEDIA”) on January 25, 2017, for a total purchase price cash consideration of $36.0 million, which included a negative working capital adjustment of approximately $1.2 million. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

All of the external acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.

The following table summarizes the preliminary estimated fair value of the assets and liabilities at the date of acquisition:

(in thousands)	January 25, 2017
Prepaid expenses	300
Goodwill	24,851
Other intangible assets	11,148
Deferred revenues	(1,496)

Purchase price, including working capital adjustment	$34,803

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

InterDrone

The Company acquired the assets and liabilities associated with the International Drone Conference and Exposition (“InterDrone”) on March 10, 2017, for a total purchase price consideration of $8.2 million, which included a negative working capital adjustment of approximately $0.2 million and a contingent payment of $3.8 million. The $4.4 million closing purchase payment was financed with cash from operations. The $3.8 million is scheduled to be settled in the fourth quarter of 2017 and it is primarily contingent upon achievement of certain performance thresholds. The measurement basis used in calculating the contingent consideration include probability weighted estimates regarding the likelihood of achieving revenue and EBITDA targets for the respective show acquired. The contingent consideration is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet at March 31, 2017.

All of the external acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income.

The following table summarizes the preliminary estimated fair value of the assets and liabilities at the date of acquisition:

(in thousands)	March 10, 2017
Prepaid expenses	31
Goodwill	5,511
Other intangible assets	2,826
Deferred revenues	(199)

Purchase price, including working capital adjustment	$8,169

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis, as if the acquisitions had occurred as of January 1, 2016, is as follows:

	Quarter Ended March 31,
(in thousands)	2017	2016
Revenue	$136,148	$133,996
Net Income	$28,551	$29,162

The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisitions. This supplemental pro-forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 2016, nor is it indicative of any future results. Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

Collective

On August 8, 2016, the Company acquired the assets and liabilities associated with the Swim Collective Trade Show and the Active Collective Trade Show, for a total purchase price consideration of $14.1 million, which reflects the contingent consideration payment of $1.3 million during the three months ended March 31, 2017. The contingent consideration was primarily based upon performance thresholds around revenue and EBITDA. The liability is re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, a $0.1 million decrease in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The measurement period is closed as of March 31, 2017.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Digital Dealer

On October 11, 2016, the Company acquired the assets and liabilities associated with the Digital Dealer Conference & Expo, for a total purchase price consideration of $19.7 million. The remaining $4.9 million contingent consideration, subject to any final working capital adjustment is scheduled to be settled in the second quarter of 2017. The contingent consideration is primarily based upon performance thresholds around revenue and EBITDA. The liability is re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, a $0.8 million decrease in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The contingent consideration liability is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet at March 31, 2017 and December 31, 2016. In conjunction with the acquisition, there is a $1.0 million contingent compensation payment that is scheduled to be settled in January 2018. Payment of this contingent amount is primarily based upon achievement of certain performance thresholds as well as the continued employment of the seller. As such, the $1.0 million was determined to be compensation and is being ratably expensed during the requisite service period. During the three months ended March 31, 2017, $0.2 million of the contingent compensation expense was included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. As of March 31, 2017 and December 31, 2016, $0.4 million and $0.2 million was included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The measurement period is open as of March 31, 2017 due to potential final working capital adjustments.

Pavement

On October 18, 2016, the Company acquired the assets and liabilities associated with the National Pavement Expo, for a total purchase price consideration of $8.7 million and a contingent payment of $2.3 million. The contingent consideration is primarily based upon performance thresholds around revenue and EBITDA. The liability is re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, the $0.9 million increase in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The $2.3 million is scheduled to be settled during the second quarter of 2017 and it is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet as of March 31, 2017.

RFID

On November 15, 2016, the Company acquired the assets and liabilities associated with RFID Journal Live! for a total purchase price consideration of $5.7 million. In conjunction with the acquisition, there are contingent compensation payments of $2.5 million that are scheduled to be settled during the first quarter of 2018 and 2019, which are primarily contingent upon achievement of certain performance thresholds and the continued employment of the seller. As such, the $2.5 million was determined to be compensation and is being ratably expensed during the requisite service period. During the three months ended March 31, 2017, $0.4 million of the contingent compensation expense was included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. As of March 31, 2017 and December 31, 2016, $0.6 million and $0.2 million, respectively, was included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The measurement period is open as of March 31, 2017 due to potential final working capital adjustments.

ACRE

On December 13, 2016, the Company acquired the assets and liabilities associated with the American Craft Retailers Expo, for a total purchase price consideration of $5.0 million.

In connection with the 2017 acquisitions, the Company recorded goodwill of $30.4 million. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective trade show industries. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2016	$930,321
CEDIA	24,851
InterDrone	5,511

Balance at March 31, 2017	$960,683

Other Intangible Assets

Other intangible assets consisted of the following:

(in thousands)	December 31, 2016	Additions	Transfers	March 31, 2017
Indefinite-lived intangible assets
Trade names	$278,809	$4,434	$—	$283,243
Amortized intangibles
Customer-related intangibles	382,750	9,539	—	392,289
Computer software	8,047	—	60	8,107

	669,606	13,973	60	683,639
Accumulated amortization
Customer-related intangibles	(124,359)	(10,119)	—	(134,478)
Computer software	(4,394)	(237)	—	(4,631)

	(128,753)	(10,356)	—	(139,109)
Capitalized software in progress	319	125	(60)	384

Total other intangibles, net	$541,172	$3,742	$—	$544,914

The amortization expense for the three months ended March 31, 2017 and 2016 was $10.4 million and $9.8 million, respectively.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2016	Additions	Disposals	March 31, 2017
Leasehold improvements	$1,825	$52	$—	$1,877
Furniture, equipment and other	4,747	109	(4)	4,852

	6,572	161	(4)	6,729
Less: Accumulated depreciation	(2,794)	(219)	4	(3,009)

Property and equipment, net	$3,778	$(58)	$—	$3,720

Depreciation expense related to property and equipment for each of the three months ended March 31, 2017 and 2016 was $0.2 million.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in thousands)	March 31, 2017	December 31, 2016
Senior secured term loan, with interest at LIBOR plus 3.75%
(equal to 4.75%) due 2020, net (a)	$700,633	$702,066
Less: Current maturities	8,744	8,744

Long-term debt, net of current maturities, debt discount and deferred financing fees	$691,889	$693,322

(a)	Senior secured term loan is recorded net of unamortized discount of $5.6 million and $6.0 million, and unamortized deferred financing fees of $4.9 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively.

During the three months ended March 31, 2017 and 2016, the Company made a draw down of $15.0 million and zero, respectively, on its Revolving Credit Facility. The Company had $0.9 million and $0.6 million in stand-by letter of credit issuances under its Revolving Credit Facility as of March 31, 2017 and December 31, 2016, respectively.

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consist of the following:

	Three months ended
	March 31, 2017	March 31, 2016
Senior secured term loan, 4.75%, due 2020	$8,471	$6,607
Senior notes, 9.00%, due 2021	—	4,500
Noncash interest for amortization of debt discount and debt issuance costs	912	1,040
Realized and unrealized loss on interest rate swap and floor, net	(13)	754
Revolving credit facility commitment fees	278	134

	$9,648	$13,035

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The Company made a payment of $0.4 million during the three months ended March 31, 2017 and 2016, representing the differential between the three-month LIBOR rate 0.99% and 1.25% and 0.61% and 1.25%, respectively, on the principal amount of $100.0 million. The Company marks-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2017 and 2016, the Company recorded a realized loss of $0.4 million. For the three months ended March 31, 2017 and 2016, the Company recorded an unrealized loss of $0.4 million. The liability is included in accounts payable and other current liabilities and noncurrent liabilities in the condensed consolidated balance sheets.

7.	Fair Value Measurements

As of March 31, 2017, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$15,850	$15,850	$—	$—

Total assets at fair value	$15,850	$15,850	$—	$—

Liabilities
Interest rate swap and floor (a)	$1,885	$—	$1,885	$—
Contingent consideration (b)	11,026	—	—	11,026

Total liabilities at fair value	$12,911	$—	$1,885	$11,026

(a)	Included in accounts payable and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.
(b)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2016, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$14,942	$14,942	$—	$—

Total assets at fair value	$14,942	$14,942	$—	$—

Liabilities
Interest rate swap and floor (a)	$2,266	$—	$2,266	$—
Contingent consideration (b)	8,488	—	—	8,488

Total liabilities at fair value	$10,754	$—	$2,266	$8,488

(a)	Included in accounts payable and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.
(b)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

The contingent consideration liabilities of $11.0 million as of March 31, 2017 are scheduled to be settled between the second and fourth quarter of 2017. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding the likelihood of achieving revenue and EBITDA targets for each of the respective shows acquired. These liabilities are re-measured to fair value each reporting period using our most recent internal operational budgets.

The contingent consideration liabilities of $8.5 million at December 31, 2016, were remeasured and the Company made an earn out payment of $1.3 million during the three months ended March 31, 2017. The determination of the fair value of the contingent consideration liabilities could change in future periods based upon our ongoing evaluation of the changes in the probability of achieving the revenue or EBITDA targets. The changes in the fair value of the liabilities have been recorded in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

The carrying and fair values of the Company’s debt as of March 31, 2017 were $700.6 million and $709.9 million, respectively. The carrying and fair values of the Company’s debt as of December 31, 2016 were $702.1 million and $710.8 million, respectively. The variance between the book value and fair value of the Company’s variable-rate term loans is due to the difference between the period-end market interest rates and the projected market interest rates over the term of the loans, as well as the financial performance of the Company since the issuance of the debt. The Company estimated the fair value of its variable-rate debt using quoted market prices (Level 2 inputs).

8.	Shareholders’ Equity and Stock-Based Compensation

Emerald Expositions Events, Inc. Common Stock Issuances

On February 9, 2016, the Board of Directors approved and granted 11,625 shares of the Company’s common stock to three independent directors as part of their Board compensation.

On February 10, 2016, the Company received $0.1 million representing 7,750 shares of the Company’s common stock purchased by an independent director.

On March 11, 2016, the Company paid $0.1 million to repurchase 6,250 shares of the Company’s common stock from a departing member of senior management.

On January 31, 2017, the Board of Directors approved and granted 8,625 shares of the Company’s common stock to three independent directors as part of their Board compensation.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Emerald Expositions Events, Inc. 2013 Stock Option Plan (“the Plan”)

The Company recognized stock-based compensation expense of $0.6 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively, related to the Plan. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.2 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.

Stock-based award activity for the three months ended March 31, 2017, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Balance, December 31, 2016	7,157,250	$10.91	6.94
Granted	—	—	—	—
Forfeited	—	—	—	—

Balance, March 31, 2017	7,157,250	$10.91	6.73	$47,397

Exercisable at March 31, 2017	3,803,075	$10.80	6.64	$25,602

The aggregate intrinsic value is the amount by which the fair value of our common stock exceeded the exercise price of the options at March 31, 2017, for those options for which the market price was in excess of the exercise price.

There was a total of $2.4 million unrecognized stock-based compensation expense at March 31, 2017 related to non-vested stock options expected to be recognized over a weighted-average period of 0.9 years.

9.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

On April 10, 2017, the Company effected a 125-for-one stock split of the Company’s issued and outstanding common shares and increased its authorized shares of common stock to 800,000,000 shares. The par value of the common stock was not adjusted as a result of the stock split. All issued and outstanding share and per share amounts included in the accompanying unaudited condensed consolidated financial statements have been retroactively restated to reflect the stock split. Fractional shares resulting from the stock split were rounded down to the nearest whole share.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended
(in thousands, except for per share data)	March 31, 2017	March 31, 2016
Net income	$28,347	$28,176

Weighted average common shares outstanding	61,866	61,857

Basic earnings per share	$0.46	$0.46

Net income	$28,347	$28,176
Dilutive effect of stock options	1,919	1,146
Diluted weighted average common shares outstanding	63,785	63,003

Diluted earnings per share	$0.44	$0.45

Anti-dilutive shares excluded from diluted earnings per share calculation	37	1,726

10.	Income Taxes

The Company calculates its provision for income taxes by estimating its annual effective tax rate (estimated annual tax provision divided by estimated annual income before taxes) and applying the effective tax rate to income before taxes for the quarter, plus or minus the tax effects of items that relate uniquely to the quarter, if any.

For the three months ended March 31, 2017 and 2016, the Company recorded provisions for income taxes of $18.5 million and $18.4 million, respectively, which resulted in effective tax rates of 39.5%. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were $0.7 million and $0.6 million as of March 31, 2017 and December 31, 2016, respectively.

11.	Commitments and Contingencies

Leases and Other Contractual Arrangements

The Company has entered into operating leases and other contractual obligations to secure real estate facilities and trade show venues. These agreements are not unilaterally cancelable by the Company, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Legal Proceedings and Contingencies

The Company is subject to litigation and other claims in the ordinary course of business. In the opinion of management, the Company’s liability, if any, arising from regulatory matters and legal proceedings related to these matters is not expected to have a material adverse impact on the Company’s condensed consolidated balance sheets, results of operations or cash flows.

In the opinion of management, there are no claims, commitments or guarantees pending to which the Company is party that would have a material adverse effect on the condensed consolidated financial statements.

12.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

	March 31,	December 31,
(in thousands)	2017	2016
Accrued event costs	$14,897	$3,647
Contingent consideration	11,026	8,488
Other current liabilities	10,825	5,220
Trade payables	3,616	3,812
Accrued personnel costs	3,114	6,965
Accrued interest	21	102

Total accounts payable and other current liabilities	$43,499	$28,234

Other current liabilities is primarily comprised of corporate accruals and the current portion of the liability related to the interest rate swap and floor contract.

13.	Subsequent Events

Initial Public Offering

On April 28, 2017, the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. On May 3, 2017, the Company completed the initial public offering of its common stock. The Company sold a total of 10,333,333 shares of common stock, for total net proceeds to the Company of approximately $159.2 million after deducting underwriting discounts and commissions and expenses associated with the offering of $16.5 million. The Company used all of its proceeds from the offering to prepay $159.2 million of borrowings outstanding under the Term Loan Facility (as defined below).

Refinance

On May 22, 2017, the Company’s wholly owned subsidiary, Emerald Expositions Holding, Inc. (“EEH”), entered into an amendment and restatement of its senior secured credit facilities which originally consisted of (a) a seven-year $430.0 million senior secured term loan facility (the “Term Loan Facility”), scheduled to mature on June 17, 2020 and (b) a $90.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), scheduled to mature on June 17, 2018 (together, the “Senior Secured Credit Facilities”). The amended and restated senior secured credit facilities (the “Amended and Restated Senior Secured Credit Facilities”), which were entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, consist of (i) a seven-year $565.0 million senior secured term loan facility (the “Amended and Restated Term Loan Facility”), scheduled to mature on May 22, 2024 and (ii) a $150.0 million senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility”), scheduled to mature on May 23, 2022. See “—Long Term Debt—Senior Secured Credit Facilities.”

Acquisition

In line with the Company’s strategic growth initiatives, on May 24, 2017, the Company acquired the SIA Snow Show (“SIA”) for a purchase price of approximately $16.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Expositions Events, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our final prospectus, dated April 27, 2017, as filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933 (the “Prospectus”). You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Prospectus for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Expositions Events, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Recent Events

IPO

On May 3, 2017, we completed the initial public offering (“IPO”) of 17,825,000 shares of our common stock at a price of $17.00 per share. We sold 10,333,333 shares, resulting in net proceeds to us after underwriting discounts and expenses of $159.2 million, and funds managed by Onex Partners Manager LP and its affiliates (“Onex”) sold 7,491,667 shares from which we did not receive any proceeds. We used all of the net proceeds to us from the offering to prepay $159.2 million of borrowings outstanding under the Term Loan Facility (as defined below).

Refinancing

On May 22, 2017, our wholly owned subsidiary, Emerald Expositions Holding, Inc. (“EEH”), entered into an amendment and restatement of its senior secured credit facilities which originally consisted of (a) a seven-year $430.0 million senior secured term loan facility (the “Term Loan Facility”), scheduled to mature on June 17, 2020 and (b) a $90.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), scheduled to mature on June 17, 2018 (together, the “Senior Secured Credit Facilities”). The amended and restated senior secured credit facilities (the “Amended and Restated Senior Secured Credit Facilities”), which were entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, consist of (i) a seven-year $565.0 million senior secured term loan facility (the “Amended and Restated Term Loan Facility”), scheduled to mature on May 22, 2024 and (ii) a $150.0 million senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility”), scheduled to mature on May 23, 2022. See “—Long Term Debt—Senior Secured Credit Facilities.”

Acquisition

In line with the Company’s strategic growth initiatives, on May 24, 2017, the Company acquired the SIA Snow Show for a purchase price of approximately $16.0 million.

Overview

We are the largest operator of business-to-business trade shows in the United States, with most of our trade shows dating back several decades. We currently operate more than 50 trade shows, including 31 of the top 250 trade shows in the country as ranked by Trade Show News Network, as well as numerous other events. Our events connect over 500,000 global attendees and exhibitors and occupy over 6.5 million net square feet of exhibition space. We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

Our mission is to deliver value to our exhibitors and attendees by producing highly-relevant, industry-leading events that enhance the productivity of an industry’s participants and facilitate interaction between its most influential stakeholders on a regular, scheduled basis. We currently operate trade shows within several diverse industry sectors including Gift, Home & General Merchandise; Sports; Design & Construction; Technology; Jewelry; and others including Photography, Food, Healthcare, Industrials and Military.

Acquisitions

We are focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since our acquisition by Onex in June 2013 (the “Onex Acquisition”), we have completed the following 13 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of “George Little Management (“GLM”) in 2014, ranging from approximately $5.0 million to approximately $36.0 million, and revenues ranging from approximately $1.3 million to approximately $8.3 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples. The 13 acquisitions we have completed are set out in the table below:

Acquisition	Date	Industry Sector
George Little Management	January 2014	Gift, Home & General Merchandise, Sports and Technology

Healthcare Design Conference and Expo, Healthcare Design Magazine, Environments for Aging and Construction SuperConference	February 2015	Design & Construction

International Pizza Expo and Pizza Today magazine	March 2015	Other Trade Shows

HOW Design Live	October 2015	Other Events

The National Industrial Fastener & Mill Supply Expo (“Fastener Expo”)	November 2015	Other Trade Shows

The International Gift Exposition in the Smokies and the Souvenir Super Show (“IGES”)	August 2016	Gift, Home & General Merchandise

The Swim Collective and Active Collective trade shows (“Collective”)	August 2016	Sports

Digital Dealer Conference & Expo (“Digital Dealer”)	October 2016	Technology

National Pavement Expo (“NPE”)	October 2016	Design & Construction

RFID Journal LIVE! (“RFID LIVE!”)	November 2016	Technology

American Craft Retailers Expo (“ACRE”)	December 2016	Gift, Home & General Merchandise

CEDIA Expo (“CEDIA”)	January 2017	Technology

The International Drone Conference & Exposition (“InterDrone”)	March 2017	Technology

Organic Growth Drivers

We are also focused on generating organic growth by understanding and leveraging the drivers for increased exhibitor and attendee participation at trade shows. Creating new opportunities for exhibitors to influence their market, engage with significant buyers, generate incremental sales and expand their brand’s awareness in their industry builds further demand for exhibit space and strengthens the value proposition of a trade show, generally allowing us to modestly increase booth space pricing annually across our portfolio. At the same time, our trade shows provide attendees with the opportunity to enhance their industry connectivity, develop relationships with targeted suppliers and distributors, discover new products, learn about new industry developments, celebrate their industry’s achievements and, in certain cases, obtain continuing professional education credits, which we believe increases their propensity to return and, consequently, drives high recurring participation among our exhibitors. By investing in and promoting these tangible and return-on-investment linked outcomes, we believe we will be able to continue to enhance the value proposition for our exhibitors and attendees alike, thereby driving strong demand and premium pricing for exhibit space, sponsorship opportunities and attendee registration.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•	Market Fragmentation — The trade show industry is highly fragmented with the four largest companies, including us, comprising only 9% of the wider U.S. market according to AMR. This has afforded us the opportunity to acquire other trade show businesses, a growth strategy we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.

•	Overall Economic Environment and Industry Sector Cyclicality — Our results of operations are correlated, in part, with the economic performance of the industry sectors that our trade shows serve, as well as the state of the overall economy.

•	Lag Time — As the majority of our exhibit space is sold during the year prior to each trade show, there is often a timing difference between changes in the economic conditions of an industry sector vertical and their effect on our results of operations. This lag time can result in a counter-cyclical impact on our results of operations.

•	Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and third quarters of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA and Acquisition Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable.

•	Utilization of NOLs — As of December 31, 2016, we had $59.9 million of federal NOLs. Subject to sufficient taxable income, we expect to fully utilize these NOLs during the year ending December 31, 2017. As a result, our cash taxes will likely increase in future years.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, cost of revenues, selling, general and administrative expenses, interest expense, depreciation and amortization, income taxes, Adjusted EBITDA, Acquisition Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.

Revenues

We generate revenues primarily from selling trade show exhibit space to exhibitors on a per square foot basis. Other trade show revenue streams include sponsorship, fees for ancillary exhibition services and attendee registration fees. Additionally, we generate revenue through conferences, digital media and print publications that complement our trade shows. We also engage third-party sales agents to support our marketing efforts. More than 95% of our sales are made by our employees, with less than 5% made by third-party sales agents. These agents, who are mainly based in Asia and Europe, are paid a percentage commission on sales.

Cost of Revenues

•	Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 19% and 21% of our cost of revenues for the three months ended March 31, 2017 and 2016, respectively, and 5% of our total revenues for each of the three months ended March 31, 2017 and 2016.

•	Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 31% of our cost of revenues for each of the three months ended March 31, 2017 and 2016, and 8% of our total revenues for each of the three months ended March 31, 2017 and 2016.

•	Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 14% of our cost of revenues for each of the three months ended March 31, 2017 and 2016, and 4% and 3% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

•	Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 4% of our cost of revenues for each of the three months ended March 31, 2017 and 2016, and 1% of our total revenues for each of the three months ended March 31, 2017 and 2016.

•	Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 32% and 30% of our cost of revenues for the three months ended March 31, 2017 and 2016, respectively, and 9% and 7% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

•	Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 50% and 58% of our selling, general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively, and 12% of our total revenues for each of the three months ended March 31, 2017 and 2016.

•	Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Direct trade show costs are recorded in cost of revenues. All other costs are recorded in selling, general and administrative expenses. Miscellaneous expenses represented 49% and 41% of our selling, general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively, and 11% and 8% of our total revenues for the three months ended March 31, 2017 and 2016, respectively.

•	Management Fee. Following the Onex Acquisition, we paid a $0.8 million annual management fee under the services agreement between Onex and the Company, dated as of June 17, 2013 (the “Services Agreement”), put into place as a result of the Onex Acquisition. The management fee represented 1% of our selling, general and administrative expenses and less than 1% of our total revenues for each of the three months ended March 31, 2017 and 2016. The Services Agreement with Onex was terminated in connection with the IPO.

Interest Expense

Interest expense for the periods presented in this report relates primarily to our Senior Secured Credit Facilities and, prior to October 28, 2016, our $200.0 million in aggregate principal amount of 9.000% Senior Notes due 2021 (the “Senior Notes”). On October 28, 2016, we borrowed $200.0 million of incremental term loans under the Term Loan Facility, and we fully redeemed all $200.0 million in aggregate principal amount of the Senior Notes with the proceeds of the incremental term loans, cash on hand and proceeds of an $8.0 million borrowing under the Revolving Credit Facility. On May 22, 2017, we amended and restated our Senior Secured Credit Facilities. See “—Long Term Debt—Senior Secured Credit Facilities.”

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of seven to ten years from the date of each acquisition for GAAP reporting purposes, or fifteen years for tax purposes.

Income Taxes

Income tax expense consists of federal, state and local taxes based on income in the jurisdictions in which we operate.

As a result of federal NOL carryforwards, we do not anticipate significant cash obligations for federal income taxes in 2017. Accordingly, our provision for income taxes consists of current cash taxes primarily related to federal alternative minimum taxes and taxes in states for which we do not have state net operating loss carryforwards. We also record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax difference related to amortization of goodwill, amortization of intangibles assets, depreciation, stock-based compensation charges and deferred financing costs.

Cash Flow Model

We have favorable cash flow characteristics, as described below (see “—Cash Flows”), as a result of our high profit margins, substantial favorable tax attributes, low capital expenditures and consistently negative working capital. Our working capital is negative as our current assets are consistently lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized in revenue upon completion of each trade show. The implication of having negative working capital is that changes in working capital represent a source of cash as our business grows.

The primary driver for our negative working capital is the sales cycle for a trade show, which typically begins during the prior show. In the interim period between the current show and the following show, we continue to sell to new and past exhibitors and collect payments on contracted exhibit space. We require exhibitors to pay in full in advance of each trade show, whereas the bulk of expenses are paid close to or after the show. Cash deposits start to be received as early as twelve months prior to a show taking place and virtually 100% of booth space revenues are typically received in cash one month prior to a show taking place. This highly efficient cash flow model, where revenue is received in advance of expenses to be paid, creates a working capital benefit.

Free Cash Flow

In addition to net cash provided by operating activities presented in accordance with GAAP, we present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after capital expenditures, can be used for the repayment of indebtedness and strategic initiatives, including investing in our business, payment of dividends, making strategic acquisitions and strengthening our balance sheet.

Free Cash Flow is a supplemental non-GAAP financial measure of liquidity and is not based on any standardized methodology prescribed by GAAP. Free Cash Flow should not be considered in isolation or as an alternative to net cash provided by operating activities or other measures determined in accordance with GAAP. Also, Free Cash Flow is not necessarily comparable to similarly titled measures used by other companies.

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 4 to the table under the heading “—Results of Operations.”

Adjusted EBITDA and Acquisition Adjusted EBITDA

Adjusted EBITDA and Acquisition Adjusted EBITDA are key measures of our performance. Adjusted EBITDA is defined as net income before interest expense, loss on extinguishment of debt, income tax expense, depreciation and amortization, stock-based compensation, deferred revenue adjustment, intangible asset impairment charge, unrealized loss on interest rate swap and floor, net, the Onex management fee and other items that management believes are not part of our core operations. We define Acquisition Adjusted EBITDA as Adjusted EBITDA as further adjusted for the results of shows associated with acquisitions made during the period presented. We present Adjusted EBITDA and Acquisition Adjusted EBITDA because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Acquisition Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because they exclude the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments.

Under the Amended and Restated Senior Secured Credit Facilities, our ability to engage in certain activities such as incurring additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Acquisition Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the credit agreement governing the Amended and Restated Senior Secured Credit Facilities). Adjusted EBITDA and Acquisition Adjusted EBITDA are not defined under GAAP, and are subject to important limitations. We have included the calculations of Adjusted EBITDA and Acquisition Adjusted EBITDA for the periods presented. Because not all companies use identical calculations, our presentation of Adjusted EBITDA and Acquisition Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

The most directly comparable GAAP measure to each of Adjusted EBITDA and Acquisition Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA and Acquisition Adjusted EBITDA to net income (loss), see footnote 2 to the table under the heading “—Results of Operations.”

Adjusted Net Income

Adjusted Net Income is defined as net income before loss on extinguishment of debt; stock-based compensation; deferred revenue adjustment; intangible asset impairment charge; the Onex management fee; other items that management believes are not part of our core operations; amortization of deferred financing fees and discount; amortization of (acquired) intangible assets; and tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business’s performance in a way that also considers our ability to generate profit without the impact of certain items. For example, it is useful to exclude stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business, and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, impairment charges and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of the Company’s financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations.

Adjusted Net Income is not defined under GAAP and is subject to important limitations. We have included the Calculation of Adjusted Net Income for the periods presented. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 3 to the table under the heading “—Results of Operations.”

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three months ended March 31,
	2017	2016
	(dollars in thousands)
Statement of income and comprehensive income data:
Revenues	$135,654	$127,796
Cost of revenues	36,589	31,844
Selling, general and administrative expense(1)	31,965	26,392
Depreciation and amortization expense	10,575	9,943

Operating income	56,525	59,617
Interest expense	9,648	13,035
Income before income taxes	46,877	46,582
Provision for income taxes	18,530	18,406

Net income and comprehensive income	28,347	28,176

Other financial data:
Adjusted EBITDA(2)	$72,874	$71,654
Acquisition Adjusted EBITDA(2)	$72,874	$74,042
Adjusted Net Income(3)	$38,509	$35,818
Free Cash Flow(4)	$28,524	$29,490

(1)	Selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 included $4.6 million and $1.2 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended March 31, 2017 and 2016 were stock-based compensation expenses of $0.6 million and $0.8 million, respectively.

(2)	In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA and Acquisition Adjusted EBITDA to measure our financial performance. Adjusted EBITDA and Acquisition Adjusted EBITDA are supplemental non-GAAP financial measures of operating performance and are not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA and Acquisition Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA and Acquisition Adjusted EBITDA are not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) loss on extinguishment of debt, (iii) income tax expense, (iv) depreciation and amortization, (v) stock-based compensation, (vi) deferred revenue adjustment, (vii) intangible asset impairment charge, (viii) unrealized loss on interest rate swap and floor, net, (ix) the Onex management fee and (x) other items that management believes are not part of our core operations. We define Acquisition Adjusted EBITDA as Adjusted EBITDA for each period presented as further adjusted for the results of shows associated with acquisitions made during such period as if they had been completed as of the first day of the period presented. We present Adjusted EBITDA and Acquisition Adjusted EBITDA because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Acquisition Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because they exclude the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Furthermore, our Amended and Restated Senior Secured Credit Facilities use Acquisition Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the credit agreement governing the Amended and Restated Senior Secured Credit Facilities) to measure our compliance with certain limitations and covenants. We reference Adjusted EBITDA and Acquisition Adjusted EBITDA frequently in our decision-making because they provide supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, executive incentive compensation is based in part on Acquisition Adjusted EBITDA, and we base certain of our forward-looking estimates and budgets on Acquisition Adjusted EBITDA. Adjusted EBITDA and Acquisition Adjusted EBITDA have limitations as analytical tools, and you should not consider such measures either in isolation or as a substitute for analyzing our results as reported under GAAP.

	Three months ended March 31,
	2017	2016
	(dollars in thousands)
Net income	$28,347	$28,176
Add:
Interest expense	9,648	13,035
Income tax expense	18,530	18,406
Depreciation and amortization	10,575	9,943
Stock-based compensation(a)	582	755
Deferred revenue adjustment(b)	494	—
Management Fee(c)	188	188
Other items(d)	4,510	1,151

Adjusted EBITDA	$72,874	$71,654
Add:
Acquisitions(e)	—	2,388

Acquisition Adjusted EBITDA	$72,874	$74,042

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Option Plan.

(b)	Deferred revenue balances in each of the opening balance sheets of acquired assets and liabilities for NPE and ACRE, reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates. If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustment of $0.5 million would not have been required and the revenues for the three months ended March 31, 2017 would have increased by $0.5 million.

(c)	Represents the quarterly portion of the annual management fee of $0.8 million payable to an affiliate of Onex under the Services Agreement. In connection with the IPO, the Services Agreement was terminated and the management fee will no longer be paid.

(d)	Other items for the three months ended March 31, 2017 included: (i) $1.6 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2017, (ii) $2.6 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $0.3 million in transition costs. Other items for the three months ended March 31, 2016 included: (i) $0.9 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period and (ii) $0.3 million in transition costs, primarily related to information technology and facility rental charges for terminated leases.

(e)	Reflects the Adjusted EBITDA of acquisitions completed in 2016 and to date in 2017 where the results of such acquisitions have not been captured in our consolidated financial statements for each of the three months ended March 31, 2017 and 2016.

(3)	In addition to net income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net income for (i) loss on extinguishment of debt, (ii) stock-based compensation, (iii) deferred revenue adjustment, (iv) intangible asset impairment charge, (v) the Onex management fee, (vi) other items that management believes are not part of our core operations, (vii) amortization of deferred financing fees and discount, (viii) amortization of (acquired) intangible assets and (ix) tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business’s performance in a way that also considers our ability to generate profit without the impact of certain items.

For example, it is useful to exclude stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business, and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, impairment charges and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of our financial performance. This measure also reflects an adjustment for the difference between cash amounts paid in respect of taxes and the amount of tax recorded in accordance with GAAP. Each of the normal recurring adjustments and other adjustments described in this paragraph help to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are noncash expenses.

Adjusted Net Income is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted Net Income should not be considered in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted Net Income is not necessarily comparable to similarly titled measures presented by other companies.

	Three months ended March 31,
	2017	2016
	(dollars in thousands)
Net income	$28,347	$28,176
Add (Deduct):
Stock-based compensation(a)	582	755
Deferred revenue adjustment(b)	494	—
Management fee(c)	188	188
Other items(d)	4,510	1,151
Amortization of deferred financing fees and discount	912	1,040
Amortization of (acquired) intangible assets(e)	10,119	9,500
Tax adjustments related to non-GAAP adjustments(f)	(6,643)	(4,992)

Adjusted Net Income	$38,509	$35,818

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Option Plan.

(b)	Represents deferred revenue charge as described in Note 2(b) above.

(c)	Represents the quarterly portion of the annual management fee described in Note 2(c) above.

(d)	Represents other items described in Note 2(d).

(e)	We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to ten years from the date of each acquisition.

(f)	Reflects application of U.S. federal and state enterprise tax rate of 39.5% in each of the three months ended March 31, 2017 and 2016.

(4)	In addition to net cash provided by operating activities presented in accordance with GAAP, we present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after capital expenditures, can be used for the repayment of indebtedness and strategic initiatives, including investing in our business, payment of dividends, making strategic acquisitions and strengthening our balance sheet.

Free Cash Flow is a supplemental non-GAAP financial measure of liquidity and is not based on any standardized methodology prescribed by GAAP. Free Cash Flow should not be considered in isolation or as an alternative to cash flows from operating activities or other measures determined in accordance with GAAP. Also, Free Cash Flow is not necessarily comparable to similarly titled measures used by other companies.

	Three months ended March 31,
	2017	2016
	(dollars in thousands)
Net Cash Provided by Operating Activities	$28,809	$29,927
Less:
Capital expenditures	285	437

Free Cash Flow	$28,524	$29,490

Revenues

Revenues of $135.7 million for the three months ended March 31, 2017 increased $7.9 million, or 6.2%, from $127.8 million for the comparable period in the prior year. The increase in revenues reflected organic growth of 2.9% and acquisition-driven growth of 3.3%. The incremental contributions from acquisitions of $4.2 million largely related to NPE, ACRE and Collective, which we acquired in 2016 after the respective shows were staged. Organic growth of $3.7 million reflected low-to mid-single digit percentage growth across our largest industry sectors, Gift, Home & General Merchandise and Sports. In Gift, Home & General Merchandise, the Kitchen & Bath Industry Show continued its strong momentum from the prior year. Two of our major franchises, ASD Market Week and NY NOW, were both stable. Elsewhere across our portfolio we experienced particularly robust growth in International Pizza Expo (Other Trade Shows), partly offset by a decline in GlobalShop (Design & Construction).

Cost of Revenues

Cost of revenues of $36.6 million for the three months ended March 31, 2017 increased $4.7 million, or 14.9%, from $31.8 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $1.4 million to cost of revenues. The organic revenue growth primarily in Gift, Home & General Merchandise drove higher costs, particularly sponsorship costs, of $2.7 million. The remaining increase of $0.6 million was principally the result of two event launches during the three months ended March, 31, 2017.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $32.0 million for the three months ended March 31, 2017 increased $5.6 million, or 21.1%, from $26.4 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $1.2 million to selling, general and administrative expense. We incurred $2.6 million of legal, accounting and consulting fees related to the IPO and other transaction-related activities. In addition, we expensed $1.9 million of transaction and transition costs during the three months ended March 31, 2017, mainly related to our six 2016 and two 2017 acquisitions, an increase of $0.7 million over the comparable period in the prior year. The remaining $1.1 million increase was driven mainly by higher salary costs.

Depreciation and Amortization Expense

Depreciation and amortization expense of $10.6 million for the three months ended March 31, 2017 increased $0.7 million, or 7.1%, from $9.9 million for the comparable period in the prior year. The increase was comprised of $0.6 million in additional intangible asset amortization related to intangible assets acquired in the ACRE, IGES, Collective, Digital Dealer, NPE, RFID LIVE! acquisitions (collectively, the “2016 Acquisitions”) and CEDIA acquisition.

Interest Expense

Interest expense of $9.6 million for the three months ended March 31, 2017 decreased $3.4 million, or 26.2%, from $13.0 million for the comparable period in the prior year. The decrease was primarily attributable to the $2.1 million decrease in interest expense associated with the redemption of the $200.0 million in principal amount of the 9.00% Senior Notes in October 2016, and the corresponding incurrence of $200.0 million in incremental term loan borrowings under the 4.75% Term Loan Facility. In addition, during 2016 we prepaid $37.0 million of outstanding borrowings under our Term Loan Facility which resulted in a $0.5 million decrease in interest expense for the three months ended March 31, 2017. The remaining $0.8 million decrease resulted from an unrealized net gain on our interest rate swap and floor agreement.

Provision for Income Taxes

For the three months ended March 31, 2017 and 2016, we recorded provisions for income taxes of $18.5 million and $18.4 million, respectively, which resulted in an effective tax rate of 39.5% for both periods. The increase in our provision for income taxes of $0.1 million for the three months ended March 31, 2017 compared to the comparable period in the prior year was primarily attributable to an increase in our pre-tax income.

Net Income; Adjusted EBITDA; Acquisition Adjusted EBITDA; Adjusted Net Income

Net income of $28.3 million for the three months ended March 31, 2017 increased $0.2 million, or 0.6%, from $28.1 million for the comparable period in the prior year. The increase was attributable to contributions from the 2016 Acquisitions, as well as solid organic growth in our overall business and lower interest expense as a result of the redemption of the $200.0 million of the Senior Notes in October 2016, partly offset by higher audit, legal and consulting costs associated with the IPO and other acquisition costs. Adjusted EBITDA of $72.9 million for the three months ended March 31, 2017 increased $1.2 million, or 1.7%, from $71.7 million for the comparable period in the prior year. Acquisition Adjusted EBITDA of $72.9 million for the three months ended March 31, 2017 decreased $1.2 million, or 1.6%, from $74.0 million for the comparable period in the prior year. The reasons for the fluctuations in Adjusted EBITDA and Acquisition Adjusted EBITDA were the same as for the increase in net income. In addition, Adjusted EBITDA and Acquisition Adjusted EBITDA benefited from the exclusion of the $3.4 million increase in transaction and transition costs, $0.6 million of higher depreciation and amortization expense and $0.5 million of higher deferred revenue adjustment in the three months ended March 31, 2017 versus the comparable period in the prior year. These benefits were partly offset by the exclusion of the $3.4 million decrease in interest expense for the three months ended March 31, 2017. In addition, the adjustment to Acquisition Adjusted EBITDA in the three months ended March 31, 2017 for the impact of acquisitions was $2.4 million lower than for the comparable period in the prior year. Adjusted Net Income for the three months ended March 31, 2017 of $38.5 million increased $2.7 million, or 7.5%, from $35.8 million for the comparable period in the prior year. The reasons for the increase in Adjusted Net Income were the same as the reasons for the increase in Adjusted EBITDA and also reflected an increase due to the $3.4 million reduction in interest expense.

Adjusted EBITDA, Acquisition Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA and Acquisition Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations.”

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations, including working capital needs, debt service, acquisitions, other commitments and contractual obligations. We consider liquidity in terms of cash flows from operations and their sufficiency to fund our operating and investing activities.

We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under the Amended and Restated Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under the Amended and Restated Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next twelve months. We currently anticipate incurring less than $2 million of capital expenditures for property and equipment during 2017. We may draw on the Amended and Restated Revolving Credit Facility from time to time to fund or partially fund acquisitions.

In connection with the Onex Acquisition, we (i) issued the Senior Notes and (ii) entered into the Senior Secured Credit Facilities. On January 15, 2014, EEH entered into an amendment to the Senior Secured Credit Facilities, to borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the consideration for our acquisition of GLM. On July 21, 2014, EEH entered into a second amendment to the Senior Secured Credit Facilities to lower the Senior Secured Credit Facility’s interest rate and LIBOR floor rate. On October 28, 2016, EEH entered into a third amendment to the Senior Secured Credit Facilities to (i) borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of our redemption of the Senior Notes and (ii) increase commitments under the Revolving Credit Facility by $10.0 million to a total of $100.0 million. Our Senior Secured Credit Facilities also include an uncommitted incremental facility, which, subject to certain conditions, provides for additional term loans and/or revolving loans in an aggregate amount that does not cause our total first lien net leverage ratio to exceed 4.50 to 1.00 (calculated as the ratio of total first lien secured debt for borrowed money, capitalized lease obligations and purchase money debt (net of unrestricted cash and cash equivalents) to trailing four-quarter Consolidated EBITDA (as defined therein); plus an additional $100.0 million (of which $71.8 million remained available as of March 31, 2017).

As of March 31, 2017, we had $711.2 million of borrowings outstanding under the Term Loan Facility, which included unamortized deferred financing fees of $4.9 million and unamortized original issue discount of $5.6 million, with an additional $84.1 million available to borrow (after giving effect to $0.9 million letters of credit outstanding). On May 8, 2017, using the net proceeds from the IPO, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility. On May 22, 2017, EEH amended and restated the Senior Secured Credit Facilities; the Amended and Restated Senior Secured Credit Facilities now consist of (i) the Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 and (ii) the Amended and Restated Revolving Credit Facility, a $150.0 million senior secured revolving credit facility, scheduled to mature on May 22, 2022. See “—Long Term Debt—Senior Secured Credit Facilities.”

The original Senior Secured Credit Facilities contained, and the Amended and Restated Senior Secured Credit Facilities contain, a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on our business operations, including compliance with a fixed charge coverage ratio of 2.0 to 1.0, include limitations on our or our subsidiaries’ ability to:

•	incur or guarantee additional indebtedness;

•	make certain investments;

•	pay dividends or make distributions on our capital stock;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into transactions with our affiliates;

•	incur liens; and

•	designate any of our subsidiaries as unrestricted subsidiaries.

As of March 31, 2017, we were in compliance with the covenants contained in the Senior Secured Credit Facilities.

Dividend Policy

We intend to pay quarterly cash dividends on shares of our common stock of $0.07 per share (or $0.28 per annum), commencing in the second quarter of 2017. The payment of any such dividend in the second quarter of 2017 and any future dividend is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 72,202,207 shares of common stock outstanding immediately following the IPO, this dividend policy implies a quarterly cash requirement of approximately $5.1 million (or an annual cash requirement of approximately $20.2 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness, including the Amended and Restated Senior Secured Credit Facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. See “—Long Term Debt—Senior Secured Credit Facilities.” We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

We did not declare or pay any dividends on our common stock in 2015 or 2016.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three months ended March 31,
	2017	2016
Statement of Cash Flows Data
Net cash provided by operating activities	$28,809	$29,927
Net cash used in investing activities	$(39,418)	$(437)
Net cash provided by (used in) financing activities	$11,517	$(6,085)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2017 decreased $1.1 million, or 3.7%, to $28.8 million from $29.9 million during the comparable period in the prior year. The decrease was primarily due to a $4.2 million decrease in deferred income taxes, which offset a $3.1 million increase in cash generated from working capital. Net income plus noncash items provided operating cash flows of $54.3 million and $58.9 million for the three months ended March 31, 2017 and 2016, respectively. Cash used for operating activities reflects the use of $25.5 million and $28.9 million for working capital in the three months ended March 31, 2017 and 2016, respectively. Cash generated from working capital was negatively impacted by $2.4 million during the three months ended March 31, 2017 as a result of the timing difference between interest payments on the $200.0 million 9.00% Senior Notes (semi-annually) which were fully redeemed in October 2016 and the $200.0 in 4.75% Term Loans (quarterly) that were issued in October 2016.

Investing Activities

Investing activities consist of business acquisitions, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2017 increased $39.0 million, to $39.4 million from $0.4 million in the comparable period in the prior year. The increase was due to the completion of two acquisitions closing during the three months ended March 31, 2017, while no acquisitions were completed in the comparable period in the prior year. The two acquisitions were completed for an aggregate cash consideration of $39.1 million. See Note 3 in the notes to the condensed consolidated financial statements for additional information with respect to the acquisitions we closed in the three months ended March 31, 2017. In 2016, our primary investing cash outflows consisted of $0.4 million for capital expenditures and intangible assets. We have minimal capital expenditure requirements. Capital expenditures totaled $0.3 million and $0.4 million, in the three months ended March 31, 2017 and 2016, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash provided by financing activities for the three months ended March 31, 2017 was $11.5 million, comprising a $15.0 million draw on the Revolving Credit Facility; $2.2 million in scheduled quarterly principal payments on the Term Loan Facility; and the payment of $1.3 million related to the Collective acquisition, which closed in the third quarter of 2016. Net cash used in financing activities for the three months ended March 31, 2016 included the payment of $4.5 million related to the Fastener Expo acquisition, which closed in the fourth quarter of 2015; $1.6 million related to scheduled quarterly principal payments on the Term Loan Facility; and a minor cash payment for the repurchase of common stock, which partly offset cash proceeds received from a sale of common stock to a director.

Free Cash Flow

Free Cash Flow of $28.5 million for the three months ended March 31, 2017 decreased $1.0 million, or 3.3%, from $29.5 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 4 to the table under the heading “—Results of Operations.”

Interest Rate Swap and Floor

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modify our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Term Loan Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap agreement involves the receipt of floating rate amounts at three-month LIBOR in exchange for fixed rate interest payments at 2.705% over the life of the agreement without an exchange of the underlying principal amount of $100.0 million. When the three-month LIBOR rate drops below 1.25%, the interest rate floor contract requires us to make variable payments based on an underlying principal amount of $100.0 million and the differential between the three-month LIBOR rate and 1.25%. The interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018.

The interest rate swap and floor have not been designated as effective hedges for accounting purposes. Accordingly, we mark to market the interest rate swap and floor quarterly with the unrealized gain or loss recognized in unrealized net loss on interest swap and floor in our consolidated statements of income and comprehensive income, and the net liability included in accounts payable and other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the three months ended March 31, 2017 we recorded an unrealized net gain of $0.4 million and a realized loss of $0.4 million on our interest rate swap and floor agreement. For the three months ended March 31, 2016, we recorded an unrealized net loss of $0.4 million and a realized loss of $0.4 million on our interest rate swap and floor agreements. The impact of the gains and losses on the interest rate swap and floor agreement is recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At March 31, 2017 and December 31, 2016 the liability related to the swap and floor financial instruments was $1.9 million and $2.3 million, respectively. At March 31, 2017, $1.5 million of the interest rate swap and floor liability is included in accounts payable and other current liabilities and $0.4 million is included in other noncurrent liabilities on the consolidated balance sheet. At December 31, 2016, $1.5 million on the interest rate swap and floor liability was included in accounts payable and other current liabilities and $0.8 million was included in other noncurrent liabilities on the consolidated balance sheet.

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Senior Secured Credit Facilities

On June 17, 2013, EEH, EEM and certain of EEH’s subsidiaries entered into the Senior Secured Credit Facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent. The senior secured credit facilities originally consisted of (i) a seven-year $430.0 million senior secured term loan facility, scheduled to mature on June 17, 2020 and (ii) a $90.0 million senior secured revolving credit facility, scheduled to mature on June 17, 2018. On January 15, 2014, EEH entered into an amendment to the Senior Secured Credit Facilities, to borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the consideration for our acquisition of GLM. On July 21, 2014, EEH entered into a second amendment to the Senior Secured Credit Facilities to lower the interest rate and LIBOR floor rate. On October 28, 2016, EEH entered into a third amendment to the Senior Secured Credit Facilities to (i) borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of our redemption of the Senior Notes and (ii) increase commitments under the Revolving Credit Facility by $10.0 million to a total of $100.0 million. During the three months ended March 31, 2017, amounts outstanding under the Term Loan Facility and Revolving Credit Facility bore interest at rates of 4.75% and 4.98%, respectively. As of March 31, 2017, we were in compliance with the terms of the Senior Secured Credit Facilities as then in effect. On May 8, 2017, using the net proceeds from the IPO, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility.

On May 22, 2017, EEH amended and restated the Senior Secured Credit Facilities; the Amended and Restated Senior Secured Credit Facilities now consist of (i) the Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 and (ii) the Amended and Restated Revolving Credit Facility, a $150.0 million senior secured revolving credit facility, scheduled to mature on May 23, 2022.

Loans under the Amended and Restated Senior Secured Credit Facilities bear interest at a rate equal to, at EEH’s option, either:

(a) a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one month LIBOR plus 1.00%; in each case plus 2.00%, or

(b) LIBOR plus 3.00%;

in each case, subject to one step-down of 0.25% upon achievement of a Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) of 2.75 to 1.00 and, with respect to the Amended and Restated Revolving Credit Facility only, one additional step-down of 0.25% upon achievement of a Total First Lien Net Leverage Ratio of 2.50 to 1.00.

The Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.50% per annum, calculated on the unused portion of the facility, which may be reduced to 0.375% upon achievement of a Total First Lien Net Leverage Ratio of 3.50 to 1.00. Upon the issuance of letters of credit under the Amended and Restated Senior Secured Credit Facilities, EEH is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to LIBOR) for the Amended and Restated Revolving Credit Facility.

The Amended and Restated Term Loan Facility requires scheduled quarterly payments, each equal to 0.25% of the original principal amount of the loans made under the Amended and Restated Term Loan Facility on May 22, 2017.

The Amended and Restated Senior Secured Credit Facilities requires certain mandatory prepayments of outstanding loans under the Amended and Restated Term Loan Facility, subject to certain exceptions, based on (i) a percentage of net cash proceeds of certain asset sales and casualty and condemnation events in excess of certain thresholds (subject to certain reinvestment rights), (ii) net cash proceeds of any issuance of debt, excluding permitted debt issuances and (iii) a percentage of Excess Cash Flow (as defined in the Amended and Restated Senior Secured Credit Facilities) in excess of certain thresholds during a fiscal year.

Subject to certain customary exceptions and limitations, all obligations under the Amended and Restated Senior Secured Credit Facilities are guaranteed by EEM and all of EEH’s direct and indirect wholly-owned domestic subsidiaries, and such obligations and the related guarantees are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by EEH or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on payments, repayments and modifications of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business.

In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstayed judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document.

Senior Notes due 2021

On June 17, 2013, we issued $200.0 million aggregate principal amount of Senior Notes. The interest rate on the Senior Notes was 9.000% with interest payable semi-annually and all principal amounts due on June 15, 2021. On October 28, 2016, we borrowed $200.0 million of incremental term loans under the Term Loan Facility and we fully redeemed all $200.0 million in aggregate principal amount of the Senior Notes with the proceeds of the incremental term loans, cash on hand and proceeds of an $8.0 million borrowing under the Revolving Credit Facility. The Senior Notes were redeemed at a price of 104.50%. In connection with the extinguishment of the Senior Notes, we expensed $3.8 million in unamortized premium paid to the bondholders and bank fees.

Modifications to our Debt Agreements

We may, from time to time, repurchase or otherwise retire or extend our debt and/or take other steps to reduce our debt, lower our interest payments or otherwise improve our financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing, amendment or repricing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of our debt, our cash position, compliance with debt covenants and other considerations. Our affiliates may also purchase our debt from time to time, through open market purchases or other transactions. In such cases, our debt may not be retired, in which case we would continue to pay interest in accordance with the terms of the debt, and we would continue to reflect the debt as outstanding in our consolidated balance sheets.

Contractual Obligations and Commercial Commitments

On May 8, 2017, using the net proceeds from the IPO, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility. On May 22, 2017, we amended and restated our Senior Secured Credit Facilities. See “—Recent Events.” In connection with the IPO, the Services Agreement with Onex was terminated. See “—How we assess the performance of our business—Selling, general and administrative expenses—Management Fee.” Other than the partial prepayment of the Term Loan Facility, the refinancing and the termination of the Services Agreement there have been no material changes to the contractual obligations as disclosed in the Prospectus, other than those made in the ordinary course of business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations.

Our accounting policies are more fully described in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Prospectus. Management has discussed the selection of these critical accounting policies and estimates with members of our board of directors. There have been no significant changes in the critical accounting policies and estimates described in the Prospectus.

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016. Adoption of ASU 2016-15 did not have a significant impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016. Adoption of ASU 2016-09 was effective as of the beginning of the Company’s 2017 fiscal year and did not have a significant impact on its financial statements.

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year; or (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations, and may elect to take advantage of other reduced reporting obligations in the future.

The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We are choosing to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Senior Secured Credit Facilities. See “—Senior Secured Credit Facilities” for further description of our Senior Secured Credit Facilities. As of March 31, 2017, we had $711.2 million of variable rate borrowings outstanding under the Term Loan Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $0.4 million increase in annual interest expense in the three months ended March 31, 2017. Following the amendment and restatement of our Senior Secured Credit Facilities on May 22, 2017, we had $565.0 million of variable rate borrowings.

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modify our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Term Loan Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The swap agreement involves the receipt of floating rate amounts at three-month LIBOR in exchange for fixed rate interest payments at 2.705% over the life of the agreement without an exchange of the underlying principal amount of $100.0 million. When the three-month LIBOR rate drops below 1.25%, the interest rate floor contract requires us to make variable payments based on an underlying principal amount of $100.0 million and the differential between the three-month LIBOR rate and 1.25%. The interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018.

The interest rate swap and floor have not been designated as effective hedges for accounting purposes. Accordingly, in 2016, 2015 and 2014 we marked to market the interest rate swap and floor quarterly with the unrealized and realized gain or loss recognized in interest expense, in the consolidated statements of income (loss) and comprehensive income (loss) and the net liability included in other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the three months ended March 31, 2017 we recorded an unrealized net gain of $0.4 million and a realized loss of $0.4 million on our interest rate swap and floor agreement. For the three months ended March 31, 2016, we recorded an unrealized net loss of $0.4 million and a realized loss of $0.4 million on our interest rate swap and floor agreements. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At March 31, 2017 and December 31, 2016 the liability related to the swap and floor financial instruments was $1.9 million and $2.3 million, respectively. At March 31, 2017, $1.5 million of the interest rate swap and floor liability is included in accounts payable and other current liabilities and $0.4 million is included in other noncurrent liabilities on the consolidated balance sheet. At December 31, 2016, $1.5 on the interest rate swap and floor liability was included in accounts payable and other current liabilities and $0.8 million was included in other noncurrent liabilities on the consolidated balance sheet.

Inflation rates may impact the financial statements and operating results in several areas. Inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate. We do not believe that inflation has had a material effect on our results of operations for the periods presented.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Prospectus, dated April 27, 2017, filed pursuant to
Rule 424(b)(4), relating to the IPO which is accessible on the SEC’s website at www.sec.gov.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

On April 27, 2017 our Registration Statement on Form S-1 (File No. 333-217091) relating to the IPO was declared effective by the SEC pursuant to which we registered an aggregate of 17,825,000 shares of our common stock (including 2,325,000 shares subject to the underwriters’ over-allotment option) at a price of $17.00 per share. The offering commenced on April 27, 2017 and did not terminate before all of the securities registered in the registration statement were sold. We sold 10,333,333 shares and Onex sold 7,491,667 shares (including 2,325,000 shares pursuant to the underwriters’ full exercise of the over-allotment option) from which we did not receive any proceeds. The offering closed on May 3, 2017, resulting in (i) net proceeds of $159.2 million to us after deducting underwriters’ discounts and commissions of $11.0 million and other offering expenses of $5.5 million and (ii) net proceeds of $119.4 million to the selling stockholders after deducting underwriters’ discounts and commissions of $8.0 million. No payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Goldman Sachs & Co. LLC acted as joint book-running managers in the offering.

On May 8, 2017, using the net proceeds from the IPO, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility.

There has been no material change in the use of proceeds as described in the Prospectus dated April 27, 2017.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

EMERALD EXPOSITIONS EVENTS, INC.

Date: May 25, 2017	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Item 6.	Exhibits

(a) Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Emerald Expositions Events, Inc., dated as of April 27, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 3, 2017).

3.2	Amended and Restated Bylaws of Emerald Expositions Events, Inc. (A Delaware Corporation), dated as of April 27, 2017 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 3, 2017).

10.1	Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and other lenders party thereto, dated May 22, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 25, 2017).

*10.2	2017 Omnibus Equity Plan.

10.3	Amended and Restated Stockholders’ Agreement by and among Emerald Expositions Events, Inc. (formerly known as Expo Event Holdco, Inc.) and the stockholders party thereto, dated as of April 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 3, 2017).

*10.4	Termination Agreement, by and among Emerald Expositions Holding, Inc. and Onex Partners Manager LP, dated as of April 27, 2017.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.