Form 10-Q
period 2017-06-30
Emerald Expositions Events, Inc.
filed 2017-08-09
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2017, there were 72,202,207 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,945	$14,942
Trade and other receivables, net of allowance for doubtful accounts of $523 and $693 as of June 30, 2017 and December 31, 2016, respectively	70,031	57,576
Prepaid expenses	14,011	23,044
Total current assets	93,987	95,562
Noncurrent assets
Property and equipment, net	3,626	3,778
Goodwill	971,537	930,321
Other intangible assets, net	540,298	541,172
Other noncurrent assets	2,010	1,686
Total assets	$1,611,458	$1,572,519
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$36,446	$28,234
Deferred revenues	160,979	171,644
Term loan, current portion	5,650	8,744
Total current liabilities	203,075	208,622
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	550,135	693,322
Deferred tax liabilities, net	151,046	140,049
Other noncurrent liabilities	1,616	2,758
Total liabilities	905,872	1,044,751
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.01 par value; authorized shares: 800,000; issued and outstanding shares: 72,202 and 61,860 at June 30, 2017 and December 31, 2016, respectively (1)	722	619
Additional paid-in capital (1)	670,570	510,334
Retained earnings	34,294	16,815
Total shareholders’ equity	705,586	527,768
Total liabilities and shareholders’ equity	$1,611,458	$1,572,519

(1)	Adjusted to reflect the 125-for-one stock split. See Note 9.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited, in thousands, except earnings per share)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Revenues	$74,139	$64,974	$209,793	$192,770
Cost of revenues	21,569	19,564	58,158	51,408
Selling, general and administrative expense	34,545	22,782	66,510	49,174
Depreciation and amortization expense	10,827	9,931	21,402	19,874
Operating income	7,198	12,697	63,723	72,314
Interest expense	16,849	13,260	26,497	26,295
Loss on extinguishment of debt	216	-	216	-
(Loss) income before income taxes	(9,867)	(563)	37,010	46,019
(Benefit from) provision for income taxes	(4,053)	(193)	14,477	18,213
Net (loss) income and comprehensive (loss) income	$(5,814)	$(370)	$22,533	$27,806
Basic (loss) earnings per share (1)	$(0.08)	$(0.01)	$0.34	$0.45
Diluted (loss) earnings per share (1)	$(0.08)	$(0.01)	$0.33	$0.44
Basic weighted average common shares outstanding (1)	69,102	61,860	65,484	61,854
Diluted weighted average common shares outstanding (1)	69,102	61,860	68,393	63,072

Dividend declared per common share	$0.07	-	$0.07	-

(1)	Adjusted to reflect the 125-for-one stock split. See Note 9.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Operating activities
Net income	$22,533	$27,806
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1,222	1,697
Provision for doubtful accounts	44	177
Depreciation and amortization	21,402	19,874
Amortization and write-off of deferred financing fees and debt discount	4,070	2,796
Unrealized (gain) loss on interest rate swap and floor	(555)	310
Deferred income taxes	10,997	18,189
Other	(25)	61
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(12,499)	(10,773)
Prepaid expenses	8,957	2,698
Other noncurrent assets	553	(30)
Accounts payable and other current liabilities	12,659	9,189
Deferred revenues	(12,572)	(2,033)
Other noncurrent liabilities	(709)	10
Net cash provided by operating activities	56,077	69,971
Investing activities
Acquisition of businesses	(55,480)	-
Purchases of property and equipment	(278)	(346)
Purchases of intangible assets	(298)	(684)
Net cash used in investing activities	(56,056)	(1,030)
Financing activities
Payment of contingent consideration	(8,259)	(4,530)
Proceeds from borrowings on revolving credit facility	25,000	-
Repayment of revolving credit facility	(25,000)	-
Proceeds from borrowings on term loan	13,047	-
Repayment of principal on term loan	(161,386)	(33,150)
Fees paid for debt issuance	(2,483)	-
Repurchase of common stock	-	(81)
Cash dividends paid	(5,054)	-
Payment of costs related to the initial public offering	(6,358)	-
Proceeds from common stock issuance	165,475	101
Net cash used in financing activities	(5,018)	(37,660)
Net (decrease) increase in cash and cash equivalents	(4,997)	31,281
Cash and cash equivalents
Beginning of period	14,942	16,261
End of period	$9,945	$47,542
Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2017 acquisitions	$3,838	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of Emerald Expositions Events, Inc. (“the Company”) and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for Interim Reporting. All intercompany transactions, accounts and profits, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2016. The December 31, 2016 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2016, but does not contain all of the footnote disclosures from the annual financial statements.

The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Initial Public Offering

On April 28, 2017, the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. On May 3, 2017, the Company completed the initial public offering of its common stock. The Company sold a total of 10,333,333 shares of common stock, for total net proceeds to the Company of approximately $159.1 million after deducting underwriting discounts and commissions and expenses associated with the offering of $16.5 million. The Company used all of its proceeds from the offering plus cash on hand to prepay $159.2 million of borrowings outstanding under the Term Loan Facility (as defined below).

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

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end filers in 2020. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements and footnote disclosures.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standards of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements and footnote disclosures.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities), which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company in annual periods ending after December 15, 2017 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. While the Company is still assessing the impact of this standard, management does not believe this standard will have a material impact on the Company’s financial condition, results of operations or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting to periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, the Company will not early adopt. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which amends and clarifies certain aspects in ASU 2014-09 that include collectibility, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and permit the use of either the retrospective or modified retrospective method. Management has completed its evaluation of the impact that the standard will have on the Company’s consolidated financial statements and does not believe these standards will have a material impact on the Company’s financial condition, results of operations or liquidity.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Business Acquisitions

In line with the Company’s strategic growth initiatives, the Company acquired the assets and liabilities of several companies during 2017 (collectively, the “2017 acquisitions”) and 2016 (collectively, the “2016 acquisitions”), as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

CEDIA

The Company acquired the assets and liabilities associated with CEDIA Expo (“CEDIA”) on January 25, 2017, for a total purchase price of $36.0 million, which included a negative working capital adjustment of approximately $1.2 million. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

All of the external acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in thousands)	January 25, 2017
Prepaid expenses	300
Goodwill	24,851
Other intangible assets	11,148
Deferred revenues	(1,496)
Purchase price, including working capital adjustment	$34,803

InterDrone

The Company acquired the assets and liabilities associated with the International Drone Conference and Exposition (“InterDrone”) on March 10, 2017, for a total purchase price of $8.2 million, which included a negative working capital adjustment of approximately $0.2 million and contingent consideration of $3.8 million. The $4.4 million closing purchase payment was financed with cash from operations. The $3.8 million is scheduled to be settled in the fourth quarter of 2017 and it is primarily contingent upon achievement of certain performance thresholds. The measurement basis used in calculating the contingent consideration include probability weighted estimates regarding the likelihood of achieving revenue and earnings targets for the respective show acquired. The contingent consideration is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet at June 30, 2017.

All of the external acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in thousands)	March 10, 2017
Prepaid expenses	31
Goodwill	5,511
Other intangible assets	2,826
Deferred revenues	(199)
Purchase price, including working capital adjustment	$8,169

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Snow Show

The Company acquired the assets and liabilities associated with the SnowSports Industries America Snow Show (“Snow Show”) on May 24, 2017, for a purchase price of $16.3 million, which included a negative working capital adjustment of approximately $0.3 million. The acquisition was financed with cash from operations.

All of the external acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income.

The following table summarizes the preliminary estimated fair value of the assets and liabilities at the date of acquisition:

(in thousands)	May 24, 2017
Goodwill	10,854
Other intangible assets	5,826
Deferred revenues	(333)
Purchase price, including working capital adjustment	$16,347

In connection with the 2017 acquisitions, the Company recorded goodwill of $41.2 million. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective trade show industries. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

Collective

On August 8, 2016, the Company acquired the assets and liabilities associated with the Swim Collective Trade Show and the Active Collective Trade Show (“Collective”), for a purchase price of $14.1 million, which reflects the contingent consideration payment of $1.3 million during the six months ended June 30, 2017. The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, a $0.1 million decrease in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The measurement period is closed as of June 30, 2017.

Digital Dealer

On October 11, 2016, the Company acquired the assets and liabilities associated with the Digital Dealer Conference & Expo (“Digital Dealer”), for a purchase price of $19.7 million. During the three months ended June 30, 2017, the Company paid $4.7 million of contingent consideration. The remaining $0.2 million contingent consideration, subject to any final working capital adjustment is scheduled to be settled in the third quarter of 2017. The contingent consideration is primarily based upon performance thresholds around revenue and earnings. The liability is re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, a $0.8 million decrease in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The contingent consideration liability is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet at June 30, 2017 and December 31, 2016. In conjunction with the acquisition, there is a $1.0 million contingent compensation payment that is scheduled to be settled in January 2018. Payment of this contingent amount is primarily based upon achievement of certain performance thresholds as well as the continued engagement of the seller. As such, the $1.0 million was determined to be compensation and is being ratably expensed during the requisite service period. During the three and six months ended June 30, 2017, $0.2 million and $0.4 million, respectively, of the contingent compensation expense was included in sales, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. As of June 30, 2017 and December 31, 2016, $0.6 million and $0.2 million was included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The measurement period is open as of June 30, 2017 due to potential final working capital adjustments.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pavement

On October 18, 2016, the Company acquired the assets and liabilities associated with the National Pavement Expo (“Pavement”), for a purchase price of $8.7 million, which reflects the contingent consideration payment of $2.3 million during the three months ended June 30, 2017. The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, the $0.9 million increase in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The measurement period is closed as of June 30, 2017.

RFID

On November 15, 2016, the Company acquired the assets and liabilities associated with RFID Journal LIVE! (“RFID LIVE!”) for a purchase price of $5.7 million. In conjunction with the acquisition, there are contingent compensation payments of $2.5 million that are scheduled to be settled during the first quarter of 2018 and 2019, which are primarily contingent upon achievement of certain performance thresholds and the continued employment of the seller. As such, the $2.5 million was determined to be compensation and is being ratably expensed during the requisite service period. During the three and six months ended June 30, 2017, $0.4 million and $0.9 million, respectively, of the contingent compensation expense was included in sales, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. As of June 30, 2017 and December 31, 2016, $1.1 million and $0.2 million, respectively, was included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The measurement period is open as of June 30, 2017 due to potential final working capital adjustments.

ACRE

On December 13, 2016, the Company acquired the assets and liabilities associated with the American Craft Retailers Expo (“ACRE”), for a purchase price of $5.0 million, which includes a negative working capital adjustment of $1.1 million.

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis, as if the 2016 and 2017 acquisitions had occurred as of January 1, 2016, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenues	$74,163	$68,317	$214,213	$206,905
Net (loss) income	$(5,849)	$(665)	$24,236	$30,505
Basic (loss) earnings per share	$(0.08)	$(0.01)	$0.37	$0.49
Diluted (loss) earnings per share	$(0.08)	$(0.01)	$0.35	$0.48
Basic weighted average common shares outstanding	69,102	61,860	65,484	61,854
Diluted weighted average common shares outstanding	69,102	61,860	68,393	63,072

The 2017 acquisitions have not generated significant revenues or net (loss) income during the three and six months ended June 30, 2017.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2016	$930,321
CEDIA	24,851
InterDrone	5,511
Snow Show	10,854
Balance at June 30, 2017	$971,537

Other Intangible Assets

Other intangible assets consisted of the following:

(in thousands)	December 31, 2016	Additions	Transfers	June 30, 2017
Indefinite-lived intangible assets
Trade names	$278,809	$6,723	$-	$285,532
Amortizing intangibles
Customer-related intangibles	382,750	13,077	-	395,827
Computer software	8,047	-	60	8,107
	669,606	19,800	60	689,466
Accumulated amortization
Customer-related intangibles	(124,359)	(20,422)	-	(144,781)
Computer software	(4,394)	(550)	-	(4,944)
	(128,753)	(20,972)	-	(149,725)
Capitalized software in progress	319	298	(60)	557
Total other intangibles, net	$541,172	$(874)	$-	$540,298

The amortization expense for the three and six months ended June 30, 2017 was $10.6 million and $21.0 million, respectively. The amortization expense for the three and six months ended June 30, 2016 was $9.7 million and $19.5 million, respectively.

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2016	Additions	Disposals	June 30, 2017
Leasehold improvements	$1,825	$79	$-	$1,904
Furniture, equipment and other	4,747	199	(4)	4,942
	6,572	278	(4)	6,846
Less: Accumulated depreciation	(2,794)	(430)	4	(3,220)
Property and equipment, net	$3,778	$(152)	$-	$3,626

Depreciation expense related to property and equipment for the three and six months ended June 30, 2017 was $0.2 million and $0.4 million, respectively.  Depreciation expense related to property and equipment for the three and six months ended June 30, 2016 was $0.2 million and $0.4 million, respectively.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Long-Term Debt

Senior Secured Credit Facilities

On May 22, 2017 (the “Effective Date”), the Company’s wholly owned subsidiary, Emerald Expositions Holding, Inc. (“EEH”) entered into an amendment and restatement of its senior secured credit facilities.  Prior to the amendment and restatement, the senior secured credit facilities consisted of (a) a seven-year $430.0 million senior secured term loan facility (the “Term Loan Facility”) and (b) a $90.0 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together the “Senior Secured Credit Facilities”). On January 15, 2014, EEH entered into an amendment to the Senior Secured Credit Facilities, to borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the consideration for its acquisition of George Little Management. On July 21, 2014, EEH entered into a second amendment to the Senior Secured Credit Facilities to lower the interest rate and LIBOR floor rate. On October 28, 2016, EEH entered into a third amendment to the Senior Secured Credit Facilities to (i) borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the redemption of the 9.000% Senior Notes due 2021 and (ii) increase commitments under the Revolving Credit Facility by $10.0 million to a total of $100.0 million. On May 8, 2017, using the net proceeds from the initial public offering, the Company prepaid $159.2 million of borrowings outstanding under the Term Loan Facility. On May 22, 2017, EEH amended and restated the Senior Secured Credit Facilities (the “Amended and Restated Senior Secured Credit Facilities”).  The Amended and Restated Senior Secured Credit Facilities, which were entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, consist of (i) a seven-year $565.0 million senior secured term loan facility (the “Amended and Restated Term Loan Facility”), scheduled to mature on May 22, 2024 and (ii) a $150.0 million senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility”), scheduled to mature on May 23, 2022.

The Amended and Restated Term Loan Facility proceeds of $563.6 million (net of a $1.4 million original issuance discount) were used to repay the outstanding principal and interest under the Term Loan Facility, pay third party fees of $6.5 million and pay $0.8 million in financing fees related to the increase in commitments under the Revolving Credit Facility and the Amended and Restated Revolving Credit Facility.  An additional $1.5 million in third party fees were paid with cash from operations.  Due to the substantial overlap of lenders under the Term Loan Facility and the Amended and Restated Term Loan Facility, $6.2 million of the $6.5 million in third party fees were recognized as interest expense.  The remaining $0.3 million, together with the $1.5 million in third party fees that were paid with cash from operations, were recorded as deferred financing fees. The $1.4 million original issuance discount and the $0.3 million in deferred financing fees will be amortized over the life of the Amended and Restated Term Loan Facility using the effective interest method.  The $0.8 million in deferred financing fees related to the Amended and Restated Revolving Credit Facility will be amortized over the life of the facility using the effective interest method.

The Amended and Restated Senior Secured Credit Facilities allow for EEH to choose from the following two interest rate options:

-

Alternate Base Rate (“ABR”) loans bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month London Interbank Offered Rate (“LIBOR”) plus 1.00%.

or

-	LIBOR loans bear interest at a rate equal to a spread, or applicable margin, over the LIBOR rate.

Initially, the spread, or applicable margin, was 2.00% for ABR loans and 3.00% for LIBOR loans.  Following the first fiscal quarter after the Effective Date, (i) the applicable margin will step down by 0.25% if EEH’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) will step down by an additional 0.25% if EEH’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00.

EEH is required to pay a quarterly commitment fee in respect of the unutilized commitments under the Amended and Restated Revolving Credit Facility in an amount equal to 0.50% per annum, subject to a leverage-based step down.  Upon the issuance of letters of credit under the Amended and Restated Revolving Credit Facility, EEH is required to

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to LIBOR) for the Amended and Restated Revolving Credit Facility.

EEH had no borrowings under its Amended and Restated Revolving Credit Facility as of June 30, 2017 and December 31, 2016, respectively. EEH had $0.9 million and $0.6 million in stand-by letters of credit issuances under its Amended and Restated Revolving Credit Facility and its Revolving Credit Facility as of June 30, 2017 and December 31, 2016, respectively.

Payments and Commitment Reductions

The Amended and Restated Term Loan Facility will be paid down in equal quarterly installments of 0.25% of the $565.0 million (the principal amount outstanding at the Effective Date), with the balance due at maturity.  Installment payments on the Amended and Restated Term Loan Facility are due on the last business day of each quarter, commencing on September 29, 2017.

Subject to the certain customary exceptions and limitations, EEH is required to prepay amounts outstanding under the Amended and Restated Term Loan Facility under specified circumstances, including 50.0% of Excess Cash Flow (“ECF”), subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

EEH may prepay the loans in whole or part without premium or penalty.

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by EEH’s direct parent company and, subject to certain exceptions, by all of EEH’s direct and indirect wholly owned domestic subsidiaries.  As of June 30, 2017, all of EEH’s subsidiaries and EEH’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by EEH or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business.  In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test.  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of June 30, 2017, this financial covenant has not been triggered.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities as of June 30, 2017.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Long-term debt is comprised of the following indebtedness to various lenders:

(in thousands)	June 30, 2017	December 31, 2016
Term Loan Facility, with interest at LIBOR plus 3.75% (equal to 4.75%) due 2020, net (a)	$-	$702,066
Amended and Restated Term Loan Facility, with interest at LIBOR plus 3.00% (equal to 4.15%) due 2024, net (b)	555,785	-
Less: Current maturities	5,650	8,744
Long-term debt, net of current maturities, debt discount and deferred financing fees	$550,135	$693,322

(a)	Term Loan Facility as of December 31, 2016 is recorded net of unamortized discount of $6.0 million and net of unamortized deferred financing fees $5.2 million.
(b)	Amended and Restated Term Loan Facility as of June 30, 2017 is recorded net of unamortized discount of $5.4 million and net of unamortized deferred financing fees of $3.8 million.

During the six months ended June 30, 2017, EEH made borrowings and repayments of $25.0 million on the Amended and Restated Revolving Credit Facility.  During the six months ended June 30, 2016, EEH had no activity on the Revolving Credit Facility.  EEH had $0.9 million and $0.6 million in stand-by letter of credit issuances under the Amended and Restated Revolving Credit Facility and the Revolving Credit Facility as of June 30, 2017 and December 31, 2016, respectively.

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consist of the following:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2017	2016	2017	2016
Senior secured term loan	$7,265	$6,588	$15,736	$13,195
Refinancing charges	6,151	-	6,151	-
Senior notes	-	4,500	-	9,000
Noncash interest for amortization of debt discount and debt issuance costs	2,943	1,756	3,854	2,796
Realized and unrealized loss on interest rate swap and floor, net	195	292	182	1,046
Revolving credit facility commitment fees	295	124	574	258
	$16,849	$13,260	$26,497	$26,295

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The Company made payments of $0.4 million and $0.7 million during the three and six months ended June 30, 2017 and 2016, respectively, representing the differential between the three-month LIBOR rate 1.15% and 1.25% and 0.63% and 1.25%, respectively, on the principal amount of $100.0 million. The Company marks-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. For the three and six months ended June 30, 2017, the Company recorded realized losses of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2016, the Company recorded realized losses of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2017, the Company recorded unrealized gains of $0.2 million and $0.6 million, respectively.  For the three and six months ended June 30, 2016, the Company

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

recorded unrealized gains of $0.1 million and unrealized losses of $0.3 million, respectively. The liability is included in accounts payable and other current liabilities and noncurrent liabilities in the condensed consolidated balance sheets.

7.	Fair Value Measurements

As of June 30, 2017, the Company’s liabilities measured at fair value on a recurring basis are categorized in the table below:

(in thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap and floor (a)	$1,712	$-	$1,712	$-
Contingent consideration (b)	4,041	-	-	4,041
Total liabilities at fair value	$5,753	$-	$1,712	$4,041

(a)	Included in accounts payable and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.
(b)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

As of December 31, 2016, the Company’s liabilities measured at fair value on a recurring basis are categorized in the table below:

(in thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap and floor (a)	$2,266	$-	$2,266	$-
Contingent consideration (b)	8,488	-	-	8,488
Total liabilities at fair value	$10,754	$-	$2,266	$8,488

(a)	Included in accounts payable and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.
(b)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

The contingent consideration liabilities of $4.0 million as of June 30, 2017 are scheduled to be settled in the third and fourth quarter of 2017. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding the likelihood of achieving revenue and earnings targets for each of the respective shows acquired. These liabilities are re-measured to fair value each reporting period using our most recent internal operational budgets.

The contingent consideration liabilities of $8.5 million at December 31, 2016, were remeasured and the Company made earn out payments of $8.3 million during the six months ended June 30, 2017. The determination of the fair value of the contingent consideration liabilities could change in future periods based upon our ongoing evaluation of the changes in the probability of achieving the revenue or earnings targets. The changes in the fair value of the liabilities have been recorded in sales, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income.

The carrying and fair values of the Company’s debt as of June 30, 2017 were $555.8 million and $565.2 million, respectively. The carrying and fair values of the Company’s debt as of December 31, 2016 were $702.1 million and $710.8 million, respectively. The variance between the book value and fair value of the Company’s variable-rate term loans is due to the difference between the period-end market interest rates and the projected market interest rates over the term of the loans, as well as the financial performance of the Company since the issuance of the debt. The Company estimated the fair value of its variable-rate debt using quoted market prices (Level 2 inputs).

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Shareholders’ Equity and Stock-Based Compensation

Emerald Expositions Events, Inc. Common Stock Issuances

On May 24, 2017, the Board of Directors declared and approved a dividend on each share of common stock outstanding on the record date (June 7, 2017), payable to the Company’s common stock holders on June 21, 2017. The dividend payment was $0.07 per share and resulted in an aggregate dividend payment of $5.1 million.

On April 28, 2017, the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. On May 3, 2017, the Company completed the initial public offering of its common stock. The Company sold a total of 10,333,333 shares of common stock.

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

Emerald Expositions Events, Inc. 2013 Stock Option Plan (“the 2013 Plan”) and 2017 Omnibus Equity Plan (“the 2017 Plan”)

In April 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company has initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan.

Restricted Stock Units

In June 2017, the Company granted RSUs that contain a service condition to certain executives and employees. Vesting of the RSUs is subject to continuous service with the Company for one, two or three years with a ratable portion of the grant vesting on each anniversary date. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period has been satisfied. The stock-based compensation expense recognized in the three and six months ended June 30, 2017 was immaterial.

The Company’s summary of RSU activity under the 2017 Plan was as follows:

	Number of RSUs	Grant Date Fair Value per Share
Unvested balance, December 31, 2016	-	$-
Granted	47,022	21.71
Forfeited	-	-
Vested	-	-
Unvested balance, June 30, 2017	47,022	$21.71

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The Company recognized stock-based compensation expense of $0.6 million, $0.9 million, $1.1 million and $1.6 million for the three and six months ended June 30, 2017 and 2016, respectively, related to the 2013 Plan. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.2 million, $0.3 million, $0.4 million, and $0.6 million for the three and six months ended June 30, 2017 and 2016, respectively.

Stock option activity for the six months ended June 30, 2017, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Balance, December 31, 2016	7,157,250	$10.91	6.94
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(77,750)	11.10	6.87	-
Expired	-	-	-	-
Balance, June 30, 2017	7,079,500	$10.91	6.48	$77,823
Exercisable at June 30, 2017	4,120,125	$10.82	6.42	$45,680

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options at June 30, 2017, for those options for which the market price was in excess of the exercise price.

There was a total of $1.9 million unrecognized stock-based compensation expense at June 30, 2017 related to non-vested stock options expected to be recognized over a weighted-average period of 0.9 years.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted (loss) earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except for per share data)	2017	2016	2017	2016
Net (loss) income	$(5,814)	$(370)	$22,533	$27,806
Weighted average common shares outstanding	69,102	61,860	65,484	61,854
Basic (loss) earnings per share	$(0.08)	$(0.01)	$0.34	$0.45
Net (loss) income	$(5,814)	$(370)	$22,533	$27,806
Dilutive effect of stock options	-	-	2,909	1,218
Diluted weighted average common shares outstanding	69,102	61,860	68,393	63,072
Diluted (loss) earnings per share	$(0.08)	$(0.01)	$0.33	$0.44
Anti-dilutive shares excluded from diluted earnings per share calculation	7,127	7,182	23	1,701

10.	Income Taxes

The Company calculates its provision for income taxes by estimating its annual effective tax rate (estimated annual tax provision divided by estimated annual income before taxes) and applying the effective tax rate to income before taxes for the quarter, plus or minus the tax effects of items that relate uniquely to the quarter, if any.

For the three months ended June 30, 2017 and 2016, the Company recorded income tax benefits of $4.1 million and $0.2 million, respectively, which resulted in effective tax rates of 41.1% and 34.3%. For the six months ended June 30, 2017 and 2016, the Company recorded provisions for income taxes of $14.5 million and $18.2 million, respectively, which resulted in effective tax rates of 39.1% and 39.6%. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were $0.7 million and $0.6 million as of June 30, 2017 and December 31, 2016, respectively.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

	June 30,	December 31,
(in thousands)	2017	2016
Accrued event costs	$11,660	$3,647
Trade payables	8,094	3,812
Accrued personnel costs	5,118	6,965
Contingent consideration	4,041	8,488
Accrued interest	79	102
Other current liabilities	7,454	5,220
Total accounts payable and other current liabilities	$36,446	$28,234

Other current liabilities is primarily comprised of corporate accruals and the current portion of the liability related to the interest rate swap and floor contract.

13.	Subsequent Events

On August 1, 2017, the Company’s Board of Directors approved and the Company declared the payment of a cash dividend of $0.07 per share for the quarter ending September 30, 2017 to holders of record of the Company’s common stock as of August 17, 2017.

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

Recent Events

IPO

On May 3, 2017, we completed the initial public offering (“IPO”) of 17,825,000 shares of our common stock at a price of $17.00 per share. We sold 10,333,333 shares, resulting in net proceeds to us after underwriting discounts and expenses of $159.1 million, and funds managed by Onex Partners Manager LP and its affiliates (“Onex”) sold 7,491,667 shares from which we did not receive any proceeds. We used all of the net proceeds from the offering plus cash on hand, to prepay $159.2 million of borrowings outstanding under the Term Loan Facility (as defined below).

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

Acquisition

In line with the Company’s strategic growth initiatives, on May 24, 2017, the Company acquired the SnowSports Industries America Snow Show (“Snow Show”) for a purchase price of approximately $16.0 million.

Overview

We are the largest operator of business-to-business trade shows in the United States, with most of our trade shows dating back several decades. We currently operate more than 50 trade shows, as well as numerous other events. In 2016, our events connected over 500,000 global attendees and exhibitors and occupied over 6.5 million net square feet of exhibition space. We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

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

Acquisitions

We are focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since our acquisition by Onex in June 2013 (the “Onex Acquisition”), we have completed 14 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management (“GLM”) in 2014, ranging from approximately $5.0 million to approximately $36.0 million, and revenues ranging from approximately $1.3 million to approximately $8.3 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Market Fragmentation — The trade show industry is highly fragmented with the four largest companies, including us, comprising only 9% of the wider U.S. market according to the AMR International Globex Report 2016. This has afforded us the opportunity to acquire other trade show businesses, a growth strategy we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.

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

•

Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and third quarters of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA and Acquisition Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable and material.

•

Utilization of NOLs — As of December 31, 2016, we had $59.9 million of federal net operating losses (“NOLs”). Subject to sufficient taxable income, we expect to fully utilize these NOLs during the year ending December 31, 2017. As a result, our cash taxes will likely increase in future years.

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

•

Management Fee. Following the Onex Acquisition, we paid a $0.8 million annual management fee under the services agreement between Onex and the Company, (the “Services Agreement”). The Services Agreement with Onex was terminated in connection with the IPO for no consideration.

Interest Expense

Interest expense represents interest payments and refinancing fees paid to our lenders.  During the three and six months ended June 30, 2016, we paid interest to the lenders under our Senior Secured Credit Facilities and to the holders of $200.0 million in aggregate principal amount of our 9.000% Senior Notes due 2021 (the “Senior Notes”). On October 28, 2016, we borrowed $200.0 million of incremental term loans under the Term Loan Facility, and we fully redeemed all $200.0 million in aggregate principal amount of the Senior Notes with the proceeds of the incremental term loans, cash on hand and proceeds of an $8.0 million borrowing under the Revolving Credit Facility. On May 22, 2017, we refinanced our Senior Secured Credit Facilities with the Amended and Restated Senior Secured Credit Facility.  As a result, interest expense for the three and six months ended June 30, 2017 principally represents interest paid in respect of the Senior Secured Credit Facilities, as well as interest paid in respect of the Amended and Restated Senior Secured Credit Facilities.

Because we refinanced our outstanding indebtedness in October 2016 and again in May 2017, interest expense for the periods presented in this report may not be comparable.  In addition, because we reduced our total amount of indebtedness outstanding using proceeds from our initial public offering during the second quarter of 2017, interest expense for future periods may not be comparable to interest expense reported for periods prior to the refinancing.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 4 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.”

Adjusted EBITDA and Acquisition Adjusted EBITDA

Adjusted EBITDA and Acquisition Adjusted EBITDA are key measures of our performance. Adjusted EBITDA is defined as net income before interest expense, loss on extinguishment of debt, income tax expense, depreciation and amortization, stock-based compensation, deferred revenue adjustment, intangible asset impairment charge, the Onex management fee and other items that management believes are not part of our core operations. We define Acquisition Adjusted EBITDA as Adjusted EBITDA as further adjusted for the results of shows associated with acquisitions made during the period presented and for timing differences with respect to annual trade shows. We present Adjusted EBITDA and Acquisition Adjusted EBITDA because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Acquisition Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because they exclude the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments.

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

The most directly comparable GAAP measure to each of Adjusted EBITDA and Acquisition Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA and Acquisition Adjusted EBITDA to net income (loss), see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.”

Adjusted Net Income

Adjusted Net Income is defined as net income before refinancing charges, loss on extinguishment of debt; stock-based compensation; deferred revenue adjustment; intangible asset impairment charge; the Onex management fee; other items that management believes are not part of our core operations; amortization of deferred financing fees and discount; amortization of (acquired) intangible assets; and tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business’s performance in a way that also considers our ability to generate profit without the impact of certain items. For example, it is useful to exclude stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business, and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude professional fees associated with debt refinancing, the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, impairment charges and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of the Company’s financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations.

Adjusted Net Income is not defined under GAAP and is subject to important limitations. We have included the Calculation of Adjusted Net Income for the periods presented. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.”

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three months ended June 30,
	2017	2016
	(dollars in thousands)
Statement of loss and comprehensive loss data:
Revenues	$74,139	$64,974
Cost of revenues	21,569	19,564
Selling, general and administrative expense(1)	34,545	22,782
Depreciation and amortization expense	10,827	9,931
Operating income	$7,198	$12,697
Interest expense	16,849	13,260
Loss on extinguishment of debt	216	-
Loss before income taxes	$(9,867)	$(563)
Benefit from income taxes	(4,053)	(193)
Net loss and comprehensive loss	$(5,814)	$(370)
Other financial data:
Adjusted EBITDA(2)	$29,093	$24,760
Acquisition Adjusted EBITDA(2)	$29,093	$26,521
Adjusted Net Income(3)	$12,752	$7,853

(1)

Selling, general and administrative expenses for the three months ended June 30, 2017 and 2016 included $10.5 million and $1.1 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended June 30, 2017 and 2016 were stock-based compensation expenses of $0.6 million and $0.9 million, respectively.

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

We define Adjusted EBITDA as net income before (i) interest expense, (ii) loss on extinguishment of debt, (iii) income tax expense, (iv) depreciation and amortization, (v) stock-based compensation, (vi) deferred revenue adjustment, (vii) intangible asset impairment charge, (viii) unrealized loss on interest rate swap and floor, net, which is included in interest expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income, (ix) the Onex management fee and (x) other items that management believes are not part of our core operations. We define Acquisition Adjusted EBITDA as Adjusted EBITDA for each period presented as further adjusted for the results of shows associated with acquisitions made during such period as if they had been completed as of the first day of the period presented and for timing differences with respect to annual trade shows. We present Adjusted EBITDA and Acquisition Adjusted EBITDA because we believe they assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA and Acquisition Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because they exclude the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. Furthermore, our Amended and Restated Senior Secured Credit Facilities use Acquisition Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the credit agreement governing the Amended and Restated Senior Secured Credit Facilities) to measure our compliance with certain limitations and covenants. We reference Adjusted EBITDA and Acquisition Adjusted EBITDA frequently in our decision-making because they provide supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. In addition, executive incentive compensation is based in part on Acquisition Adjusted EBITDA, and we base certain of our forward-looking estimates and budgets on Acquisition Adjusted EBITDA. Adjusted EBITDA and Acquisition Adjusted EBITDA have limitations as analytical tools, and you should not consider such measures either in isolation or as a substitute for analyzing our results as reported under GAAP.

	Three months ended June 30,
	2017	2016
	(dollars in thousands)
Net loss	$(5,814)	$(370)
Add:
Interest expense	16,849	13,260
Loss on extinguishment of debt	216	-
Benefit from income taxes	(4,053)	(193)
Depreciation and amortization expense	10,827	9,931
Stock-based compensation expense(a)	564	866
Deferred revenue adjustment	24	-
Management fee(b)	-	188
Other items(c)	10,480	1,078
Adjusted EBITDA	$29,093	$24,760
Add:
Acquisitions(d)	-	1,761
Acquisition Adjusted EBITDA	$29,093	$26,521

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)

Represented the quarterly portion of the annual management fee of $0.8 million payable to an affiliate of Onex under the Services Agreement. In connection with the IPO, the Services Agreement was terminated and the management fee will no longer be paid.

(c)

Other items for the three months ended June 30, 2017 included: (i) $8.5 million in one-time contract termination costs, (ii) $1.1 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2017 and 2016, (ii) $0.3 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $0.6 million in transition costs. Other items for the three months ended June 30, 2016 included: (i) $0.8 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period and (ii) $0.3 million in transition costs, primarily related to information technology and facility rental charges for terminated leases.

(d)

Reflected the Adjusted EBITDA of acquisitions completed in 2016 and to date in 2017, with the exception of Snow Show, where the results of such acquisitions have not been captured in our consolidated financial statements for each of the three months ended June 30, 2017 and 2016.

(3)

In addition to net income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net income for (i) refinancing charges (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) deferred revenue adjustment, (v) intangible asset impairment charge, (vi) the Onex management fee, (vii) other items that management believes are not part of our core operations, (viii) amortization of deferred financing fees and discount, (ix) amortization of (acquired) intangible assets and (x) tax adjustments related to non-GAAP adjustments.

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

	Three months ended June 30,
	2017	2016
	(dollars in thousands)
Net loss	$(5,814)	$(370)
Add (Deduct):
Refinancing charges	6,151	-
Loss on extinguishment of debt	216	-
Stock-based compensation expense(a)	564	866
Deferred revenue adjustment	24	-
Management fee(b)	-	188
Other items(c)	10,480	1,078
Amortization of deferred financing fees and discount	2,942	1,755
Amortization of (acquired) intangible assets(d)	10,302	9,500
Tax adjustments related to non-GAAP adjustments(e)	(12,113)	(5,164)
Adjusted Net Income	$12,752	$7,853

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)	Represented the quarterly portion of the annual management fee described in Note 2(b) above.
(c)	Represented other items described in Note 2(c) above.
(d)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to ten years from the date of each acquisition.

(e)	Reflected application of U.S. federal and state enterprise tax rate of 39.5% in each of the three months ended June 30, 2017 and 2016.

Revenues

Revenues of $74.1 million for the three months ended June 30, 2017 increased $9.1 million, or 14.0%, from $65.0 million for the comparable period in the prior year. The increase in revenues reflected organic growth of 4.6% and acquisition-driven growth of 9.4%. The incremental contributions from acquisitions of $6.2 million largely related to Digital Dealer Conference and Expo (“Digital Dealer”) and RFID Journal LIVE! (“RFID LIVE!”), which we acquired in 2016 after the respective shows were staged. Organic growth of $2.9 million included strong growth from our International Contemporary Furniture Show (“ICFF”), Hospitality Design Expo and Couture trade shows. Elsewhere across our portfolio we experienced particularly robust growth in the HOW Design Live conference.

Cost of Revenues

Cost of revenues of $21.6 million for the three months ended June 30, 2017 increased $2.0 million, or 10.2%, from $19.6 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $1.4 million to cost of revenues. The remaining $0.6 million increase was attributable to costs associated with organic growth of our business, as well as one small show launch.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $34.5 million for the three months ended June 30, 2017 increased $11.7 million, or 51.3%, from $22.8 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $1.4 million to selling, general and administrative expense. We incurred $8.5 million in contract termination costs, $0.4 million of legal, accounting and consulting fees related to the IPO and other transaction-related activities. In addition, we expensed $1.7 million of transaction and transition costs during the three months ended June 30, 2017, mainly related to our recent acquisitions, an increase of $0.7 million over the comparable period in the prior year. The remaining $1.0 million increase was driven mainly by higher salary and marketing costs.

Depreciation and Amortization Expense

Depreciation and amortization expense of $10.8 million for the three months ended June 30, 2017 increased $0.9 million, or 9.1%, from $9.9 million for the comparable period in the prior year. The increase was primarily comprised of $0.8 million in additional intangible asset amortization related to intangible assets acquired in the American Craft Retailers Expo (“ACRE”), International Gift Exposition in the Smokies and The Souvenir Super Show (“IGES”), Swim Collective Trade Show and the Active Collective Trade Show (“Collective”), Digital Dealer, National Pavement Expo (“Pavement”), RFID LIVE! acquisitions (collectively, the “2016 Acquisitions”) the CEDIA Expo (“CEDIA”), The International Drone Conference & Exposition (“InterDrone”) and the SnowSports Industries America Snow Show (“Snow Show”) (collectively, the “2017 Acquisitions”).

Interest Expense

Interest expense of $16.8 million for the three months ended June 30, 2017 increased $3.5 million, or 26.3%, from $13.3 million for the comparable period in the prior year. The increase was primarily attributable to refinancing fees of $6.1 million related to the amendment and restatement of our Senior Secured Credit Facilities (see “—Long Term Debt—Senior Secured Credit Facilities”) and a $1.2 million increase in the amortization of deferred financing fees and original issue discount due to the optional prepayment of $159.2 million in Term Loans using the proceeds of our initial public offering in the second quarter of 2017.  The refinancing fees and other expenses paid in connection with the prepayment of the Term Loans more than offset the $3.8 million reduction in interest expense resulting from the October 2016 redemption of the $200.0 million 9.00% Senior Notes, which were repaid using $200.0 million in incremental term loan borrowings under the Senior Secured Credit Facilities, which bore interest at a lower rate, and interest savings attributable to the reduction in the principal amount of our indebtedness from June 30, 2016 to June 30, 2017.  We made $7.5 million in scheduled repayments on the Term Loans between June 30, 2016 and June 30, 2017, as well as optional term loan prepayments of $189.2 million in connection with the refinancing that occurred during the second quarter of 2017.  Indebtedness under the Amended and Restated Senior Secured Credit Facilities bears interest at a lower rate than applied under the Senior Secured Credit Facilities.

Provision for Income Taxes

For the three months ended June 30, 2017 and 2016, we recorded benefits from income taxes of $4.1 million and $0.2 million, respectively, which resulted in an effective tax rate of 41.1% and 34.3% for the three months ended June 30, 2017 and 2016, respectively. The increase in our benefit from income taxes of $3.9 million for the three months ended June 30, 2017 compared to the comparable period in the prior year was primarily attributable to the decrease in our pre-tax income.

Net Income; Adjusted EBITDA; Acquisition Adjusted EBITDA; Adjusted Net Income

Net loss of $5.8 million for the three months ended June 30, 2017 increased $5.4 million, from a loss of $0.4 million for the comparable period in the prior year. The increase in net loss was attributable to higher non-recurring contract termination expenses, refinancing fees and transaction costs, partly offset by contributions from the 2016 Acquisitions, as well as solid organic growth in our overall business and lower interest expense as a result of the redemption of the $200.0 million of the Senior Notes in October 2016.

Adjusted EBITDA of $29.1 million for the three months ended June 30, 2017 increased $4.3 million, or 17.3%, from $24.8 million for the comparable period in the prior year. Acquisition Adjusted EBITDA of $29.1 million for the three months ended June 30, 2017 increased $2.9 million, or 11.1%, from $26.2 million for the comparable period in the prior year. Adjusted EBITDA and Acquisition Adjusted EBITDA for the three months ended June 30, 2017 primarily benefited from the add-back of certain one-time transaction and transition costs, which increased by $9.4 million in the three months ended June 30, 2017 from the comparable period in the prior year, partially offset by the decrease in net income.  In addition, Adjusted EBITDA and Acquisition Adjusted EBITDA benefited from the exclusion of the $3.5 million increase in interest expense, $0.9 million of higher depreciation and amortization expense and the $0.2 million of loss on extinguishment of debt in the three months ended June 30, 2017 versus the comparable period in the prior year. These benefits were partly offset by the exclusion of the $3.9 million increase in benefit from income taxes for the three months ended June 30, 2017, the $0.3 million decrease in stock based compensation and the termination of the $0.2 million quarterly Onex management fee. The adjustment to Acquisition Adjusted EBITDA in the three months ended June 30, 2017 for the impact of acquisitions and timing differences was $1.4 million lower than for the comparable period in the prior year.

Adjusted Net Income for the three months ended June 30, 2017 of $12.8 million increased $4.9 million, or 62.0%, from $7.9 million for the comparable period in the prior year. The reasons for the increase in Adjusted Net Income were the same as the reasons for the increase in Adjusted EBITDA and also reflected an increase due to the exclusion of the $3.8 million reduction in interest expense related to the optional prepayments on our term loans and the October 2016 refinance of the Senior Notes offset by a $3.0 million higher reduction for income tax effect of adjustments to net income.

Adjusted EBITDA, Acquisition Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA and Acquisition Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.”

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

The tables in this section summarize key components of our results of operations for the periods indicated.

	Six months ended June 30,
	2017	2016
	(dollars in thousands)
Statement of income and comprehensive income data:
Revenues	$209,793	$192,770
Cost of revenues	58,157	51,408
Selling, general and administrative expense(1)	66,511	49,174
Depreciation and amortization expense	21,402	19,874
Operating income	$63,723	$72,314
Interest expense	26,497	26,295
Loss on extinguishment of debt	216	-
Income before income taxes	$37,010	$46,019
Provision for income taxes	14,477	18,213
Net income and comprehensive income	$22,533	$27,806
Other financial data:
Adjusted EBITDA(2)	$101,967	$96,413
Acquisition Adjusted EBITDA(2)	$104,612	$102,401
Adjusted Net Income(3)	$51,261	$43,671
Free Cash Flow(4)	$55,501	$68,941

(1)

Selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 included $15.0 million and $2.2 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the six months ended June 30, 2017 and 2016 were stock-based compensation expenses of $1.1 million and $1.6 million, respectively.

(2)

For a definition of Adjusted EBITDA and Acquisition Adjusted EBITDA and the reasons management uses these metrics, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.”

	Six months ended June 30,
	2017	2016
	(dollars in thousands)
Net income	$22,533	$27,806
Add:
Interest expense	26,497	26,295
Loss on extinguishment of debt	216	-
Income tax expense	14,477	18,213
Depreciation and amortization expense	21,402	19,874
Stock-based compensation expense(a)	1,146	1,621
Deferred revenue adjustment(b)	518	-
Management fee(c)	188	375
Other items(d)	14,990	2,229
Adjusted EBITDA	$101,967	$96,413
Add:
Acquisitions(e)	2,645	5,988
Acquisition Adjusted EBITDA	$104,612	$102,401

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 and the 2017 Plan.
(b)

Deferred revenue balances in each of the opening balance sheets of acquired assets and liabilities for Pavement and ACRE, reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates. If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustment of $0.5 million would not have been required and the revenues for the six months ended June 30, 2017 would have increased by $0.5 million.

(c)

Represented the semi-annual portion of the annual management fee of $0.8 million payable to an affiliate of Onex under the Services Agreement. In connection with the IPO, the Services Agreement was terminated and the management fee will no longer be paid.

(d)

Other items for the six months ended June 30, 2017 included: (i) $8.5 million in contract termination costs, (ii) $2.7 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2017, (iii) $3.0 million in legal, audit and consulting fees related to the IPO and other related activities and (iv) $0.8 million in transition costs. Other items for the six months ended June 30, 2016 included: (i) $1.6 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period and (ii) $0.6 million in transition costs, primarily related to information technology and facility rental charges for terminated leases.

(e)

Reflected the Adjusted EBITDA of acquisitions completed in 2016 and to date in 2017, with the exception of Snow Show, where the results of such acquisitions have not been captured in our consolidated financial statements for each of the six months ended June 30, 2017 and 2016.

(3)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.”

	Six months ended June 30,
	2017	2016
	(dollars in thousands)
Net income	$22,533	$27,806
Add (Deduct):
Refinancing charges	6,151	-
Loss on extinguishment of debt	216	-
Stock-based compensation expense(a)	1,146	1,621
Deferred revenue adjustment(b)	518	-
Management fee(c)	188	375
Other items(d)	14,990	2,229
Amortization of deferred financing fees and discount	3,854	2,796
Amortization of (acquired) intangible assets(e)	20,421	19,000
Tax adjustments related to non-GAAP adjustments(f)	(18,756)	(10,156)
Adjusted Net Income	$51,261	$43,671

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)	Represented deferred revenue charge as described in Note 2(b) above.
(c)	Represented the quarterly portion of the annual management fee described in Note 2(c) above.
(d)	Represented other items described in Note 2(d).
(e)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to ten years from the date of each acquisition.

(f)	Reflected application of U.S. federal and state enterprise tax rate of 39.5% in each of the six months ended June 30, 2017 and 2016.
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

	Six months ended June 30,
	2017	2016
	(dollars in thousands)
Net Cash Provided by Operating Activities	$56,077	$69,971
Less:
Capital expenditures	576	1,030
Free Cash Flow	$55,501	$68,941

Revenues

Revenues of $209.8 million for the six months ended June 30, 2017 increased $17.0 million, or 8.8%, from $192.8 million for the comparable period in the prior year. The increase in revenues reflected organic growth of 3.5% and acquisition-driven growth of 5.3%. The incremental contributions from acquisitions of $10.4 million largely related to Pavement, ACRE, Collective, RFID LIVE! and Digital Dealer which we acquired in 2016 after the respective shows were staged. Organic growth of $6.7 million primarily reflected strong momentum from the Kitchen & Bath Industry Show and ICFF. Two of our major franchises, ASD Market Week and NY NOW, were both stable.  Our Couture show and a small new event launch also drove the growth from prior year. Elsewhere across our portfolio we experienced particularly robust growth in International Pizza Expo and Hospitality Design Expo, partly offset by a decline in GlobalShop.

Cost of Revenues

Cost of revenues of $58.2 million for the six months ended June 30, 2017 increased $6.8 million, or 13.2%, from $51.4 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $2.8 million to cost of revenues. The organic revenue growth drove higher costs, particularly sponsorship costs, of $2.7 million. The remaining increase of $1.2 million was principally comprised of $0.8 million related to three event launches during the six months ended June, 30, 2017 and $0.3 million related to volume based cost increases at Couture and the International Pizza Expo.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $66.5 million for the six months ended June 30, 2017 increased $17.3 million, or 35.2%, from $49.2 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $2.6 million to selling, general and administrative expense. We incurred $8.5 million in contract termination costs and, $2.9 million of legal, accounting and consulting fees related to the IPO and other transaction-related activities. In addition, we expensed $3.6 million of transaction and transition costs during the six months ended June 30, 2017, mainly related to our recent acquisitions, an increase of $1.4 million over the comparable period in the prior year. The remaining $1.9 million increase was driven mainly by higher salary expense and increased credit card fees offset by lower stock-based compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $21.4 million for the six months ended June 30, 2017 increased $1.5 million, or 7.5%, from $19.9 million for the comparable period in the prior year. The increase was primarily comprised of $1.4 million in additional intangible asset amortization related to intangible assets acquired in the 2016 Acquisitions, and the 2017 Acquisitions.

Interest Expense

Interest expense of $26.5 million for the six months ended June 30, 2017 increased $0.2 million, or 0.8%, from $26.3 million for the comparable period in the prior year. The increase was primarily attributable to the refinancing fees of $6.1 million related to the amendment and restatement of our Senior Secured Credit Facilities (see “—Long Term Debt—Senior Secured Credit Facilities”), a $1.1 million increase in the amortization of deferred financing fees and original issue discount primarily due to the optional prepayment of $159.2 million in Term Loans using the proceeds of our initial public offering the second quarter of 2017 and a $0.3 million increase in interest expense on the Company’s revolving credit facility.  The refinancing fees and other expenses paid in connection with the prepayment of the Term Loans more than offset the $6.5 million reduction in interest expense resulting from (i) the $0.8 million decrease in the amount of realized and unrealized net loss on our interest rate swap and floor agreement compared to the six months ended June 30, 2016; (ii) the October 2016 redemption of the $200.0 million 9.00% Senior Notes, which were repaid using $200.0 million in incremental term loan borrowings under the Senior Secured Credit Facilities, which bore interest at a lower rate, (iii) and interest savings attributable to the reduction in the principal amount of our indebtedness from June 30, 2016 to June 30, 2017. We made $7.5 million in scheduled repayments on the term loans between June 30, 2016 and June 30, 2017, as well as optional term loan repayments of $189.2 million in connection with the refinancing that occurred during the second quarter of 2017. Indebtedness under the Amended and Restated Senior Secured Credit Facilities bears interest at a lower rate than applied under the Senior Secured Credit Facilities.

Provision for Income Taxes

For the six months ended June 30, 2017 and 2016, we recorded provisions for income taxes of $14.5 million and $18.2 million, respectively, which resulted in an effective tax rate of 39.1% and 39.6%, respectively. The decrease in our provision for income taxes of $3.7 million for the six months ended June 30, 2017 compared to the comparable period in the prior year was primarily attributable to a decrease in our pre-tax income.

Net Income; Adjusted EBITDA; Acquisition Adjusted EBITDA; Adjusted Net Income

Net income of $22.5 million for the six months ended June 30, 2017 decreased $5.3 million, or 19.1%, from $27.8 million for the comparable period in the prior year. The decrease was attributable to higher non-recurring contract termination expenses, audit, legal and consulting costs associated with the IPO, other acquisition costs and refinancing fees offset by contributions from the 2016 Acquisitions, as well as solid organic growth in our overall business and lower interest expense as a result of the redemption of the $200.0 million of the Senior Notes in October 2016.

Adjusted EBITDA of $102.0 million for the six months ended June 30, 2017 increased $5.6 million, or 5.8%, from $96.4 million for the comparable period in the prior year. Acquisition Adjusted EBITDA of $104.6 million for the six months ended June 30, 2017 increased $2.2 million, or 2.1%, from $102.4 million for the comparable period in the prior year. Adjusted EBITDA and Acquisition Adjusted EBITDA for the six months ended June 30, 2017 primarily benefitted from a $12.8 million increase in the one-time transaction and transition cost add-back which was partially offset by the decrease in net income.  In addition, Adjusted EBITDA and Acquisition Adjusted EBITDA benefited from the exclusion of the $1.5 million of higher depreciation and amortization expense and the $0.2 million of loss on extinguishment of debt in the six months ended June 30, 2017 versus the comparable period in the prior year. These benefits were partly offset by the exclusion of the $3.7 million decrease in income tax expense for the six months ended June 30, 2017. In addition, the adjustment to Acquisition Adjusted EBITDA in the six months ended June 30, 2017 for the impact of acquisitions was $3.4 million lower than for the comparable period in the prior year.

Adjusted Net Income for the six months ended June 30, 2017 of $51.3 million increased $7.6 million, or 17.4%, from $43.7 million for the comparable period in the prior year. The reasons for the increase in Adjusted Net Income were the same as the reasons for the increase in Adjusted EBITDA and also reflected an increase due to the $6.5 million reduction in interest expense related to the optional prepayments on our term loans, the October 2016 redemption of the Senior Notes and the amendment and restatement of the Senior Secured Credit Facilities and the $0.8 million decrease in the realized and unrealized loss on our interest rate swap and floor agreement.  These increases were offset by a $4.9 million higher reduction for income tax adjustment to net income as well as the exclusion of the $0.3 million increase in interest expense on the Amended and Restated Revolving Credit Facility.

Adjusted EBITDA, Acquisition Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA and Acquisition Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.”

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

In connection with the Onex Acquisition, we (i) issued $200.0 million of the Senior Notes and (ii) entered into the Senior Secured Credit Facilities, which included $430.0 million of term loans under the Term Loan Facility. On January 15, 2014, EEH entered into an amendment to the Senior Secured Credit Facilities, to borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the consideration for our acquisition of GLM. On July 21, 2014, EEH entered into a second amendment to the Senior Secured Credit Facilities to lower the Senior Secured Credit Facility’s interest rate and LIBOR floor rate. On October 28, 2016, EEH entered into a third amendment to the Senior Secured Credit Facilities to (i) borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of our redemption of the Senior Notes and (ii) increase commitments under the Revolving Credit Facility by $10.0 million to a total of $100.0 million.

On May 8, 2017, using the net proceeds from the initial public offering, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility. On May 22, 2017, EEH amended and restated the Senior Secured Credit Facilities; the Amended and Restated Senior Secured Credit Facilities now consist of (i) the Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 and (ii) the Amended and Restated Revolving Credit Facility, a $150.0 million senior secured revolving credit facility, scheduled to mature on May 22, 2022. See “—Long Term Debt—Senior Secured Credit Facilities.” As of June 30, 2017, we had $565.0 million of borrowings outstanding under the Amended and Restated Term Loan Facility, which included unamortized deferred financing fees of $5.2 million and unamortized original issue discount of $5.4 million, with an additional $149.1 million available to borrow (after giving effect to $0.9 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

The Amended and Restated Senior Secured Credit Facilities contain, a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on our business operations, include limitations on our or our subsidiaries’ ability to:

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

As of June 30, 2017, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017 with a dividend of $0.07 per share. The payment of the dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 72,202,207 shares of common stock outstanding as of August 9, 2017, this dividend policy implies a quarterly cash requirement of approximately $5.1 million (or an annual cash requirement of approximately $20.2 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six months ended June 30,
	2017	2016
Statement of Cash Flows Data
Net cash provided by operating activities	$56,077	$69,971
Net cash used in investing activities	$(56,056)	$(1,030)
Net cash provided by (used in) financing activities	$(5,018)	$(37,660)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the six months ended June 30, 2017 decreased $13.9 million, or 19.9%, to $56.1 million from $70.0 million during the comparable period in the prior year. The decrease was primarily due to a $2.6 million increase in cash used for working capital which primarily reflected an anticipated decline in revenues in several third quarter shows, including Outdoor Retailer Summer Market, NY NOW, Interbike and ASD Market Week, a $7.2 million decrease in change in deferred income tax liabilities due to a larger percentage of our income tax expense flowing through current expense versus deferred, and a $5.3 million decrease in net income which was partly offset by a $1.5 million increase in depreciation and amortization. Net income plus noncash items provided operating cash flows of $59.7 million and $70.9 million for the six months ended June 30, 2017 and 2016, respectively. Cash used for operating activities reflects the use of $3.6 million and $0.9 million for working capital in the six months ended June 30, 2017 and 2016, respectively. Cash provided by operating activities was also negatively impacted by the one-time payment of $6.5 million in contract termination costs and $6.2 million in refinancing fees during the six months ended June 30, 2017.

Investing Activities

Investing activities consist of business acquisitions, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the six months ended June 30, 2017 increased $55.0 million, to $56.1 million from $1.0 million in the comparable period in the prior year. The increase was due to the completion of three acquisitions closing during the six months ended June 30, 2017, while no acquisitions were completed in the comparable period in the prior year. The three acquisitions were completed for an aggregate cash consideration of $55.5 million. See Note 3 in the notes to the condensed consolidated financial statements for additional information with respect to the acquisitions we closed in the six months ended June 30, 2017. In 2016, our primary investing cash outflows consisted of $1.0 million for capital expenditures and intangible assets. We have minimal capital expenditure requirements. Capital expenditures totaled $0.6 million and $1.0 million, in the six months ended June 30, 2017 and 2016, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the six months ended June 30, 2017 was $5.0 million, comprised of net proceeds from the issuance of common stock in conjunction with our IPO of $159.1 million and net proceeds from the issuance of term loans under the Amended and Restated Credit Agreement of $13.0 million.  These sources of cash were offset by the use of $159.2 million to prepay our Term Loan Facility; the payment of $8.3 million in contingent consideration related to the 2016 acquisitions; a $5.1 million quarterly dividend payment; $2.3 million in debt issuance costs and $2.2 million in scheduled quarterly principal payments on the Term Loan Facility. Net cash used in financing activities for the six months ended June 30, 2016 included a $30.0 million optional prepayment on our Term Loan Facility; a payment of $4.5 million related to the Fastener Expo acquisition, which closed in the fourth quarter of 2015; $3.2 million related to scheduled quarterly principal payments on the Term Loan Facility; and a minor cash payment for the repurchase of common stock, which partly offset cash proceeds received from a sale of common stock to a director.

Free Cash Flow

Free Cash Flow of $55.5 million for the six months ended June 30, 2017 decreased $13.4 million, or 19.4%, from $68.9 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 4 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016.”

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

For the six months ended June 30, 2017 we recorded an unrealized net gain of $0.6 million and a realized loss of $0.7 million on our interest rate swap and floor agreement. For the six months ended June 30, 2016, we recorded an unrealized net loss of $0.3 million and a realized loss of $0.7 million on our interest rate swap and floor agreements. The impact of the gains and losses on the interest rate swap and floor agreement is recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At June 30, 2017 and December 31, 2016 the liability related to the swap and floor financial instruments was $1.7 million and $2.3 million, respectively. At June 30, 2017, $1.4 million of the interest rate swap and floor liability is included in accounts payable and other current liabilities and $0.3 million is included in other noncurrent liabilities on the consolidated balance sheet. At December 31, 2016, $1.5 million on the interest rate swap and floor liability was included in accounts payable and other current liabilities and $0.8 million was included in other noncurrent liabilities on the consolidated balance sheet.

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Senior Secured Credit Facilities

On June 17, 2013, EEH, Expo Event Midco, Inc. and certain of EEH’s subsidiaries entered into the Senior Secured Credit Facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent. The senior secured credit facilities originally consisted of (i) a seven-year $430.0 million senior secured term loan facility, scheduled to mature on June 17, 2020 and (ii) a $90.0 million senior secured revolving credit facility, scheduled to mature on June 17, 2018. On January 15, 2014, EEH entered into an amendment to the Senior Secured Credit Facilities, to borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the consideration for our acquisition of GLM. On July 21, 2014, EEH entered into a second amendment to the Senior Secured Credit Facilities to lower the interest rate and LIBOR floor rate. On October 28, 2016, EEH entered into a third amendment to the Senior Secured Credit Facilities to (i) borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of our redemption of the Senior Notes and (ii) increase commitments under the Revolving Credit Facility by $10.0 million to a total of $100.0 million. On May 8, 2017, using the net proceeds from the IPO, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility.

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

Transactions with Respect to our Indebtedness

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

Contractual Obligations and Commercial Commitments

On May 8, 2017, using the net proceeds from the IPO, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility. On May 22, 2017, we amended and restated our Senior Secured Credit Facilities. See “—Recent Events.” In connection with the IPO, the Services Agreement with Onex was terminated. See “—How we assess the performance of our business—Selling, general and administrative expenses—Management Fee.” Other than the refinancing of our indebtedness and the termination of the Services Agreement there have been no material changes to the contractual obligations as disclosed in the Prospectus, other than those made in the ordinary course of business.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15). ASU 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016. Adoption of ASU 2016-15 was effective as of the beginning of the Company’s 2016 fiscal year and did not have a significant impact on the Company’s consolidated financial statements.

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

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year; or (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations, and may elect to take advantage of other reduced reporting obligations in the future.

The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards as required when they are adopted.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See “—Long Term Debt—Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of June 30, 2017, we had $565.0 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $0.9 million increase in annual interest expense in the six months ended June 30, 2017.

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

For the six months ended June 30, 2017 we recorded an unrealized net gain of $0.6 million and a realized loss of $0.7 million on our interest rate swap and floor agreement. For the six months ended June 30, 2016, we recorded an unrealized net loss of $0.3 million and a realized loss of $0.7 million on our interest rate swap and floor agreements. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At June 30, 2017 and December 31, 2016 the liability related to the swap and floor financial instruments was $1.7 million and $2.3 million, respectively. At June 30, 2017, $1.4 million of the interest rate swap and floor liability is included in accounts payable and other current liabilities and $0.3 million is included in other noncurrent liabilities on the consolidated balance sheet. At December 31, 2016, $1.5 million on the interest rate swap and floor liability was included in accounts payable and other current liabilities and $0.8 million was included in other noncurrent liabilities on the consolidated balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

None.

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

EMERALD EXPOSITIONS EVENTS, INC.

Date: August 9, 2017	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Emerald Expositions Events, Inc., dated as of April 27, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 3, 2017).

3.2

Amended and Restated Bylaws of Emerald Expositions Events, Inc. (A Delaware Corporation), dated as of April 27, 2017 (incorporated by reference to Exhibit 3.2 to the Current Report 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 3, 2017).

10.1

Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and other lenders party thereto, dated May 22, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 25, 2017).

10.2

2017 Omnibus Equity Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 25, 2017).

10.3

Amended and Restated Stockholders’ Agreement by the among Emerald Expositions Events, Inc. (formerly known as Expo Event Holdco, Inc.) and the stockholders party thereto, dated as of April 27, 2017 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 3, 2017).

10.4

Termination Agreement, by and among Emerald Expositions Holdings, Inc. and Onex partners Manager LP, dated as of April 27, 2017 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 25, 2017).

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