Form 10-Q
period 2017-09-30
Emerald Expositions Events, Inc.
filed 2017-11-02
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2017, there were 72,212,769 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,021	$14,942
Trade and other receivables, net of allowance for doubtful accounts of $589 and $693 as of September 30, 2017 and December 31, 2016, respectively	96,228	57,576
Prepaid expenses	11,364	23,044
Total current assets	121,613	95,562
Noncurrent assets
Property and equipment, net	3,471	3,778
Goodwill	971,537	930,321
Other intangible assets, net	529,751	541,172
Other noncurrent assets	1,658	1,686
Total assets	$1,628,030	$1,572,519
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$44,191	$28,234
Deferred revenues	143,743	171,644
Term loan, current portion	5,650	8,744
Total current liabilities	193,584	208,622
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	549,023	693,322
Deferred tax liabilities, net	163,224	140,049
Other noncurrent liabilities	1,714	2,758
Total liabilities	907,545	1,044,751
Commitments and contingencies (Note 11)
Shareholders’ equity
Common stock, $0.01 par value; authorized shares: 800,000; issued and outstanding shares: 72,202 and 61,860 at September 30, 2017 and December 31, 2016, respectively (1)	722	619
Additional paid-in capital (1)	671,316	510,334
Retained earnings	48,447	16,815
Total shareholders’ equity	720,485	527,768
Total liabilities and shareholders’ equity	$1,628,030	$1,572,519

(1)	Adjusted to reflect the 125-for-one stock split. See Note 9.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited, in thousands, except earnings per share)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Revenues	$100,404	$100,526	$310,197	$293,296
Other income	6,519	-	6,519	-
Cost of revenues	27,221	23,632	85,379	75,040
Selling, general and administrative expense	29,411	25,004	95,921	74,178
Depreciation and amortization expense	10,848	9,953	32,250	29,827
Operating income	39,443	41,937	103,166	114,251
Interest expense	6,737	11,940	33,234	38,235
Loss on extinguishment of debt	-	-	216	-
Income before income taxes	32,706	29,997	69,716	76,016
Provision for income taxes	13,499	11,570	27,976	29,783
Net income and comprehensive income	$19,207	$18,427	$41,740	$46,233
Basic earnings per share (1)	$0.27	$0.30	$0.62	$0.75
Diluted earnings per share (1)	$0.25	$0.29	$0.59	$0.73
Basic weighted average common shares outstanding (1)	72,202	61,860	67,756	61,859
Diluted weighted average common shares outstanding (1)	75,710	63,372	70,844	63,199

Dividend declared per common share	$0.07	-	$0.14	-

(1)	Adjusted to reflect the 125-for-one stock split. See Note 9.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Operating activities
Net income	$41,740	$46,233
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,006	2,422
Provision for doubtful accounts	229	459
Depreciation and amortization	32,250	29,827
Amortization and write-off of deferred financing fees and debt discount	4,442	3,826
Unrealized gain on interest rate swap and floor	(912)	(49)
Deferred income taxes	23,175	29,746
Other	(25)	61
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(38,880)	(30,811)
Prepaid expenses	12,305	4,771
Other noncurrent assets	553	(32)
Accounts payable and other current liabilities	20,256	11,141
Deferred revenues	(29,815)	(20,661)
Other noncurrent liabilities	(484)	68
Net cash provided by operating activities	66,840	77,001
Investing activities
Acquisition of businesses	(55,480)	(16,484)
Purchases of property and equipment	(330)	(1,373)
Purchases of intangible assets	(391)	(853)
Net cash used in investing activities	(56,201)	(18,710)
Financing activities
Payment of contingent consideration	(8,259)	(4,530)
Proceeds from borrowings on revolving credit facility	25,000	-
Repayment of revolving credit facility	(25,000)	-
Proceeds from borrowings on term loan	13,047	-
Repayment of principal on term loan	(162,798)	(34,725)
Fees paid for debt issuance	(2,483)	-
Repurchase of common stock	-	(81)
Cash dividends paid	(10,108)	-
Payment of costs related to the initial public offering	(6,434)	-
Proceeds from common stock issuance	165,475	101
Net cash used in financing activities	(11,560)	(39,235)
Net (decrease) increase in cash and cash equivalents	(921)	19,056
Cash and cash equivalents
Beginning of period	14,942	16,261
End of period	$14,021	$35,317
Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2017 acquisitions	$3,838	$-

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

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. This standard is effective for fiscal years beginning after December 15, 2016. Adoption of ASU 2016-09 did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance will be applied prospectively and is effective for calendar year-end filers in 2020. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, in an effort to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standards of this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. The amendments in this update include an amendment to FASB ASC Topic 820, Fair Value Measurement and Disclosures to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. This update will be effective for fiscal years beginning after December 15, 2017, and for interim periods within those fiscal years. Management is currently assessing the impact that adopting this new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for fiscal years beginning after December 15, 2018. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10: Recognition and Measurement of Financial Assets and Financial Liabilities), which revised entities’ accounting related to: (i) the classification and measurement of investments in equity securities; and (ii) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance is effective for the Company in annual periods ending after December 15, 2017 and requires a modified retrospective approach to adoption. Early adoption is only permitted for the provision related to instrument-specific credit risk. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14 to defer the effective date for annual reporting to periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date in ASU 2014-09, which is annual reporting periods beginning after December 15, 2016, however, the Company will not early adopt. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers which affect narrow aspects of the guidance issued in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Narrow Scope Improvements and Practical Expedients, which amends and clarifies certain aspects in ASU 2014-09 that include collectibility, presentation of sales and other taxes collected from customers, noncash consideration, contract modifications and completed contracts at transition. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, which amends the guidance in ASU 2014-09 on accounting for licenses of intellectual property and identifying performance obligations. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amends the principal versus agent guidance in ASU 2014-09. The standards are to be applied retrospectively and the Company has elected to utilize the full retrospective method. Management has completed its evaluation and does not believe these standards will have a material impact on the Company’s consolidated financial statements.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

2017 Acquisitions:

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

InterDrone

The Company acquired the assets and liabilities associated with the International Drone Conference and Exposition (“InterDrone”) on March 10, 2017, for a total purchase price of $8.2 million, which included a negative working capital adjustment of approximately $0.2 million and contingent consideration of $3.8 million. The $4.4 million closing purchase payment was financed with cash from operations. The $3.8 million is scheduled to be settled in the fourth quarter of 2017 and it is primarily contingent upon achievement of certain performance thresholds. The measurement basis used in calculating the contingent consideration include probability weighted estimates regarding the likelihood of achieving revenue and earnings targets for the respective show acquired. The contingent consideration is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet at September 30, 2017.

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

Snow Show

The Company acquired the assets and liabilities associated with the SnowSports Industries America Snow Show (“Snow Show”) on May 24, 2017, for a total purchase price of $16.3 million, which included a negative working capital adjustment of approximately $0.3 million. The acquisition was financed with cash from operations.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

2016 Acquisitions:

Collective

On August 8, 2016, the Company acquired the assets and liabilities associated with the Swim Collective Trade Show and the Active Collective Trade Show (“Collective”), for a purchase price of $14.1 million, which reflects the contingent consideration payment of $1.3 million during the nine months ended September 30, 2017. The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, a $0.1 million decrease in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The measurement period was closed during the second quarter of 2017.

Digital Dealer

On October 11, 2016, the Company acquired the assets and liabilities associated with the Digital Dealer Conference & Expo (“Digital Dealer”), for a purchase price of $19.7 million. The Company paid $4.7 million of contingent consideration during the second quarter of 2017. The remaining $0.2 million contingent consideration, subject to any final working capital adjustment, is scheduled to be settled in the fourth quarter of 2017. The contingent consideration is primarily based upon performance thresholds around revenue and earnings. The liability is re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, a $0.8 million decrease in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The contingent consideration liability is included in accounts payable and other accrued liabilities in the condensed consolidated balance sheet at September 30, 2017 and December 31, 2016. In conjunction with the acquisition, there is a $1.0 million contingent compensation payment that is scheduled to be settled in January 2018. Payment of this contingent amount is primarily based upon achievement of certain performance thresholds as well as the continued engagement of the seller. As such, the $1.0 million was determined to be compensation and is being ratably expensed during the requisite service period. During the three and nine months ended September 30, 2017, $0.2 million and $0.6 million, respectively, of the contingent compensation expense was included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. As of September 30, 2017 and December 31, 2016, $0.8 million and $0.2 million was included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The measurement period for this acquisition was closed in the third quarter of 2017.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pavement

On October 18, 2016, the Company acquired the assets and liabilities associated with the National Pavement Expo (“Pavement”), for a purchase price of $8.7 million, which reflects the contingent consideration payment of $2.3 million during the second quarter of 2017. The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using our most recent internal operational budgets. As a result of our review, the $0.9 million increase in the fair value of the contingent consideration liability is included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The measurement period for this acquisition was closed in the second quarter of 2017.

RFID

On November 15, 2016, the Company acquired the assets and liabilities associated with RFID Journal LIVE! (“RFID LIVE!”) for a purchase price of $5.7 million. In conjunction with the acquisition, there are contingent compensation payments of $2.5 million that are scheduled to be settled during the first quarter of 2018 and 2019, which are primarily contingent upon achievement of certain performance thresholds and the continued employment of the seller. As such, the $2.5 million was determined to be compensation and is being ratably expensed during the requisite service period. During the three and nine months ended September 30, 2017, $0.4 million and $1.3 million, respectively, of the contingent compensation expense was included in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income. As of September 30, 2017 and December 31, 2016, $1.2 million and $0.2 million, respectively, were included in accounts payable and other accrued liabilities in the condensed consolidated balance sheets. The remaining $0.2 million is included in other noncurrent liabilities as of September 30, 2017, as this amount is scheduled to be settled during the first quarter of 2019. The measurement period for this acquisition was closed in the third quarter of 2017.

ACRE

On December 13, 2016, the Company acquired the assets and liabilities associated with the American Craft Retailers Expo (“ACRE”), for a purchase price of $5.0 million, which includes a negative working capital adjustment of $1.1 million.

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis, as if the 2017 and 2016 acquisitions had occurred as of the beginning of the year prior to the year in which the acquisitions closed, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenues	$106,923	$113,597	$321,136	$320,501
Net income	$19,207	$22,073	$43,415	$52,406
Basic earnings per share	$0.27	$0.36	$0.64	$0.85
Diluted earnings per share	$0.25	$0.35	$0.61	$0.83
Basic weighted average common shares outstanding	72,202	61,860	67,756	61,859
Diluted weighted average common shares outstanding	75,710	63,372	70,844	63,199

Since their respective acquisition dates, the 2017 acquisitions generated revenues of $8.6 million and net income of $2.8 million and $2.7 million, during the three and nine months ended September 30, 2017, respectively.

The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisitions. This supplemental pro-forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisitions been made at the beginning of the year prior to the year in which the acquisitions closed, nor is it indicative of any future results. Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in thousands)
Balance at December 31, 2016	$930,321
CEDIA	24,851
InterDrone	5,511
Snow Show	10,854
Balance at September 30, 2017	$971,537

Other Intangible Assets

Other intangible assets consisted of the following:

(in thousands)	December 31, 2016	Additions	Transfers	September 30, 2017
Indefinite-lived intangible assets
Trade names	$278,809	$6,723	$-	$285,532
Amortizing intangibles
Customer-related intangibles	382,750	13,077	-	395,827
Computer software	8,047	14	421	8,482
	669,606	19,814	421	689,841
Accumulated amortization
Customer-related intangibles	(124,359)	(30,808)	-	(155,167)
Computer software	(4,394)	(804)	-	(5,198)
	(128,753)	(31,612)	-	(160,365)
Capitalized software in progress	319	377	(421)	275
Total other intangibles, net	$541,172	$(11,421)	$-	$529,751

The amortization expense for the three and nine months ended September 30, 2017 was $10.6 million and $31.6 million, respectively. The amortization expense for the three and nine months ended September 30, 2016 was $9.8 million and $29.3 million, respectively.

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in thousands)	December 31, 2016	Additions	Disposals	September 30, 2017
Leasehold improvements	$1,825	$81	$-	$1,906
Furniture, equipment and other	4,747	249	(4)	4,992
	6,572	330	(4)	6,898
Less: Accumulated depreciation	(2,794)	(637)	4	(3,427)
Property and equipment, net	$3,778	$(307)	$-	$3,471

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2017 was $0.2 million and $0.6 million, respectively.  Depreciation expense related to property and equipment for the three and nine months ended September 30, 2016 was $0.2 million and $0.5 million, respectively.

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

EEH had no borrowings under its Amended and Restated Revolving Credit Facility as of September 30, 2017 and December 31, 2016, respectively. EEH had $0.9 million and $0.6 million in stand-by letters of credit issuances under its Amended and Restated Revolving Credit Facility and its Revolving Credit Facility as of September 30, 2017 and December 31, 2016, respectively.

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

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by EEH’s direct parent company and, subject to certain exceptions, by all of EEH’s direct and indirect wholly owned domestic subsidiaries.  As of September 30, 2017, all of EEH’s subsidiaries and EEH’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by EEH or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business.  In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test.  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of September 30, 2017, this financial covenant has not been triggered and EEH was in compliance with all covenants under the Amended and Restated Senior Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities as of September 30, 2017.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Long-term debt is comprised of the following indebtedness to various lenders:

(in thousands)	September 30, 2017	December 31, 2016
Term Loan Facility, with interest at LIBOR plus 3.75% (equal to 4.75%) due 2020, net (a)	$-	$702,066
Amended and Restated Term Loan Facility, with interest at LIBOR plus 3.00% (equal to 4.15%) due 2024, net (b)	554,673	-
Less: Current maturities	5,650	8,744
Long-term debt, net of current maturities, debt discount and deferred financing fees	$549,023	$693,322

(a)	Term Loan Facility as of December 31, 2016 is recorded net of unamortized discount of $6.0 million and net of unamortized deferred financing fees $5.2 million.
(b)	Amended and Restated Term Loan Facility as of September 30, 2017 is recorded net of unamortized discount of $5.2 million and net of unamortized deferred financing fees of $3.7 million.

During the nine months ended September 30, 2017, EEH made borrowings and repayments of $25.0 million on the Amended and Restated Revolving Credit Facility.  During the nine months ended September 30, 2016, EEH had no activity on the Revolving Credit Facility.  EEH had $0.9 million and $0.6 million in stand-by letter of credit issuances under the Amended and Restated Revolving Credit Facility and the Revolving Credit Facility as of September 30, 2017 and December 31, 2016, respectively.

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consist of the following:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2017	2016	2017	2016
Senior secured term loan	$6,135	$6,277	$21,872	$19,472
Refinancing charges	-	-	6,151	-
9.00% Senior notes	-	4,500	-	13,500
Noncash interest for amortization of debt discount and debt issuance costs	372	1,030	4,227	3,826
Realized and unrealized loss on interest rate swap and floor, net	-	13	182	1,059
Revolving credit facility commitment fees	230	120	802	378
	$6,737	$11,940	$33,234	$38,235

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The Company made payments of $0.4 million and $1.1 million during the three and nine months ended September 30, 2017 and 2016, respectively, representing the differential between the three-month LIBOR rate 1.296% and 2.705% and 0.631% and 2.705%, respectively, on the principal amount of $100.0 million. The Company marks-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2017, the Company recorded realized losses of $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded realized losses of $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded unrealized gains of $0.4 million and $0.9 million, respectively.  For the three and nine months ended

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

September 30, 2016, the Company recorded unrealized gains of $0.4 million and $0.1 million, respectively. The liability is included in accounts payable and other current liabilities and noncurrent liabilities in the condensed consolidated balance sheets.

7.	Fair Value Measurements

As of September 30, 2017, the Company’s liabilities measured at fair value on a recurring basis are categorized in the table below:

(in thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap and floor (a)	$1,354	$-	$1,354	$-
Contingent consideration (b)	4,041	-	-	4,041
Total liabilities at fair value	$5,395	$-	$1,354	$4,041

(a)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.
(b)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

As of December 31, 2016, the Company’s liabilities measured at fair value on a recurring basis are categorized in the table below:

(in thousands)	Total	Level 1	Level 2	Level 3
Liabilities
Interest rate swap and floor (a)	$2,266	$-	$2,266	$-
Contingent consideration (b)	8,488	-	-	8,488
Total liabilities at fair value	$10,754	$-	$2,266	$8,488

(a)	Included in accounts payable and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.
(b)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

The contingent consideration liabilities of $4.0 million as of September 30, 2017 are scheduled to be settled in the fourth quarter of 2017. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding the likelihood of achieving revenue and earnings targets for each of the respective shows acquired. These liabilities are re-measured to fair value each reporting period using our most recent internal operational budgets.

The contingent consideration liabilities of $8.5 million at December 31, 2016, were remeasured and the Company made earn out payments of $8.3 million during the nine months ended September 30, 2017. The determination of the fair value of the contingent consideration liabilities could change in future periods based upon our ongoing evaluation of the changes in the probability of achieving the revenue or earnings targets. The changes in the fair value of the liabilities have been recorded in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

The carrying and fair values of the Company’s debt as of September 30, 2017 were $554.7 million and $562.6 million, respectively. The carrying and fair values of the Company’s debt as of December 31, 2016 were $702.1 million and $710.8 million, respectively. The variance between the book value and fair value of the Company’s variable-rate term loans is due to the difference between the period-end market interest rates and the projected market interest rates over the term of the loans, as well as the financial performance of the Company since the issuance of the debt. The Company estimated the fair value of its variable-rate debt using quoted market prices (Level 2 inputs).

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Shareholders’ Equity and Stock-Based Compensation

Emerald Expositions Events, Inc. Common Stock Issuances

On August 1, 2017, the Board of Directors declared and approved a dividend on each share of common stock outstanding on the record date (August 17, 2017), payable to the Company’s common stock holders on August 31, 2017. The dividend payment was $0.07 per share and resulted in an aggregate dividend payment of $5.1 million.

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

Restricted Stock Units

In 2017, the Company granted RSUs that contain service and, and in certain instances performance conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, have been satisfied. The stock-based compensation expense recognized in the three and nine months ended September 30, 2017 was $0.3 million.

The Company’s summary of RSU activity under the 2017 Plan was as follows:

	Number of RSUs	Grant Date Fair Value per Share
Unvested balance, December 31, 2016	-	$-
Granted	90,646	21.76
Forfeited	-	-
Vested	-	-
Unvested balance, September 30, 2017	90,646	$21.76

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The Company recognized stock-based compensation expense of $0.4 million, $1.6 million, $0.7 million and $2.3 million for the three and nine months ended September 30, 2017 and 2016, respectively, related to the 2013 and 2017 Plans. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.3 million, $0.3 million, $0.7 million, and $0.9 million for the three and nine months ended September 30, 2017 and 2016, respectively.

Stock option activity for the nine months ended September 30, 2017, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
			(years)	(thousands)
Balance, December 31, 2016	7,157,250	$10.91	6.94
Granted	45,200	22.66	9.98
Exercised	-	-	-
Forfeited	(159,825)	12.30	7.45
Expired	-	-	-
Balance, September 30, 2017	7,042,625	$10.96	6.18	$86,500
Exercisable at September 30, 2017	4,820,825	$10.81	6.05	$59,925

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options at September 30, 2017, for those options for which the market price was in excess of the exercise price.

There was a total of $1.6 million unrecognized stock-based compensation expense at September 30, 2017 related to non-vested stock options expected to be recognized over a weighted-average period of 1.2 years.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except for per share data)	2017	2016	2017	2016
Net income	$19,207	$18,427	$41,740	$46,233
Weighted average common shares outstanding	72,202	61,860	67,756	61,859
Basic earnings per share	$0.27	$0.30	$0.62	$0.75
Net income	$19,207	$18,427	$41,740	$46,233
Dilutive effect of stock options	3,508	1,512	3,088	1,340
Diluted weighted average common shares outstanding	75,710	63,372	70,844	63,199
Diluted earnings per share	$0.25	$0.29	$0.59	$0.73
Anti-dilutive shares excluded from diluted earnings per share calculation	45	1,653	45	1,652

10.	Income Taxes

The Company calculates its provision for income taxes by estimating its annual effective tax rate (estimated annual tax provision divided by estimated annual income before taxes) and applying the effective tax rate to income before taxes for the quarter, plus or minus the tax effects of items that relate uniquely to the quarter, if any.

For the three months ended September 30, 2017 and 2016, the Company recorded provisions for income taxes of $13.5 million and $11.6 million, respectively, which resulted in effective tax rates of 41.3% and 38.6%. For the nine months ended September 30, 2017 and 2016, the Company recorded provisions for income taxes of $28.0 million and $29.8 million, respectively, which resulted in effective tax rates of 40.1% and 39.2%. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were $0.7 million and $0.6 million as of September 30, 2017 and December 31, 2016, respectively.

11.	Commitments and Contingencies

Other Income

During the third quarter of 2017, as a result of Hurricane Irma, the Company’s Surf Expo and Imprinted Sportswear Show - Orlando (“ISS Orlando”) were forced to close two days early.  The Company carries cancellation insurance to mitigate losses caused by natural disasters and received confirmation from its insurance carrier that a settlement of approximately $6.5 million will be paid to offset the lost revenues of the affected trade shows.  Management concluded that the receipt of insurance proceeds was realizable prior to September 30, 2017. As a result, during the three and nine months ended September 30, 2017, the Company recorded Other Income of $6.5 million to recognize the amount to be recovered from the insurance company in the condensed consolidated statements of income and comprehensive income.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

In the opinion of management, there are no claims, commitments or guarantees pending to which the Company is party that would have a material adverse effect on the condensed consolidated financial statements.

12.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

	September 30,	December 31,
(in thousands)	2017	2016
Accrued event costs	$14,743	$3,647
Customer deposits	6,576	-
Trade payables	6,688	3,812
Accrued personnel costs	5,375	6,965
Contingent consideration	4,041	8,488
Accrued interest	73	102
Other current liabilities	6,695	5,220
Total accounts payable and other current liabilities	$44,191	$28,234

Other current liabilities is primarily comprised of corporate accruals and the current portion of the liability related to the interest rate swap and floor contract.

13.	Subsequent Events

On October 27, 2017, the Company’s Board of Directors approved, and the Company subsequently declared, the payment of a cash dividend of $0.07 per share for the quarter ending December 31, 2017 to holders of record of the Company’s common stock as of November 16, 2017.

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

Refinancing

On May 22, 2017, our wholly owned subsidiary, Emerald Expositions Holding, Inc. (“EEH”), entered into an amendment and restatement of its senior secured credit facilities which originally consisted of (a) a seven-year $430.0 million senior secured term loan facility (the “Term Loan Facility”), scheduled to mature on June 17, 2020 and (b) a $90.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), scheduled to mature on June 17, 2018 (together, the “Senior Secured Credit Facilities”). The Amended and Restated Senior Secured Credit Facilities, which were entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, consist of (i) Amended and Restated Term Loan Facility, scheduled to mature on May 22, 2024 and (ii)  the Amended and Restated Revolving Credit Facility, which is scheduled to mature on May 23, 2022. See “—Long Term Debt—Senior Secured Credit Facilities.”

Snow Show Acquisition

In line with our strategic growth initiatives, on May 24, 2017, we acquired Snow Show for a purchase price of approximately $17 million. When acquired, Snow Show was the largest snow sports industry event in North America and was ranked 67th in the TSNN Top 250 trade shows in the United States in 2016. Starting in January 2018, Snow Show will merge with OR to become Outdoor Retailer + Snow Show, endorsed and sponsored by SnowSports Industries America and Outdoor Industry Association.

Overview

We are the largest operator of business-to-business trade shows in the United States, with most of our trade shows dating back several decades. We currently operate more than 55 trade shows, as well as numerous other events. In 2016, our events connected over 500,000 global attendees and exhibitors and occupied over 6.5 million net square feet of exhibition space. We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

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

•

Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and third quarters of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable and material.

•

Utilization of NOLs — As of December 31, 2016, we had $59.9 million of federal net operating losses (“NOLs”). Subject to sufficient taxable income, we expect to utilize substantially all of our NOLs during the year ending December 31, 2017. As a result, our cash taxes will likely increase in future years.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, cost of revenues, selling, general and administrative expenses, interest expense, depreciation and amortization, income taxes, Adjusted EBITDA, Adjusted Net Income and Free Cash Flow.

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

Interest Expense

Interest expense represents interest payments and refinancing fees paid to our lenders.  During the three and nine months ended September 30, 2016, we paid interest to the lenders under our Senior Secured Credit Facilities and to the holders of $200.0 million in aggregate principal amount of our 9.00% Senior Notes due 2021 (the “9.00% Senior Notes”). On October 28, 2016, we borrowed $200.0 million of incremental term loans under the Term Loan Facility, and we fully redeemed all $200.0 million in aggregate principal amount of the 9.00% Senior Notes with the proceeds of the incremental term loans, cash on hand and proceeds of an $8.0 million borrowing under the Revolving Credit Facility. On May 22, 2017, we refinanced our Senior Secured Credit Facilities with the Amended and Restated Senior Secured Credit Facility.  As a result, interest expense for the three and nine months ended September 30, 2017 principally represents interest paid in respect of the Senior Secured Credit Facilities, as well as interest paid in respect of the Amended and Restated Senior Secured Credit Facilities.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 4 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016.”

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income before interest expense, loss on extinguishment of debt, income tax expense, depreciation and amortization, stock-based compensation, deferred revenue adjustment, intangible asset impairment charge, the Onex management fee and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments.

Under the Amended and Restated Senior Secured Credit Facilities, our ability to engage in certain activities such as incurring additional indebtedness, making certain investments and paying certain dividends is tied to ratios based on Acquisition Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the credit agreement governing the Amended and Restated Senior Secured Credit Facilities). Adjusted EBITDA and Acquisition Adjusted EBITDA are not defined under GAAP, and are subject to important limitations. We have included the calculation of Adjusted EBITDA for the periods presented, but have not included the calculations of Acquisition Adjusted EBITDA as we did not close any acquisitions during the period presented and the impact of any prior acquisitions is already fully reflected in our calculations of Adjusted EBITDA. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.”

Adjusted Net Income

Adjusted Net Income is defined as net income before refinancing charges, loss on extinguishment of debt; stock-based compensation; deferred revenue adjustment; intangible asset impairment charge; the Onex management fee (for periods prior to our IPO); other items that management believes are not part of our core operations; amortization of deferred financing fees and discount; amortization of (acquired) intangible assets; and tax adjustments related to non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and is subject to important limitations. We have included the Calculation of Adjusted Net Income for the periods presented. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.”

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three months ended September 30,
	2017	2016
	(dollars in thousands)
Statement of income and comprehensive income data:
Revenues	$100,404	$100,526
Other income	6,519	-
Cost of revenues	27,221	23,632
Selling, general and administrative expense(1)	29,411	25,004
Depreciation and amortization expense	10,848	9,953
Operating income	$39,443	$41,937
Interest expense	6,737	11,940
Income before income taxes	$32,706	$29,997
Provision for income taxes	13,499	11,570
Net income and comprehensive income	$19,207	$18,427
Other financial data:
Adjusted EBITDA(2)	$54,933	$55,883
Adjusted Net Income(3)	$28,251	$27,348

(1)

Selling, general and administrative expenses for the three months ended September 30, 2017 and 2016 included $3.9 million and $2.1 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for each of the three months ended September 30, 2017 and 2016 were stock-based compensation expenses of $0.7 million.

(2)

In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income before (i) interest expense, (ii) loss on extinguishment of debt, (iii) income tax expense, (iv) depreciation and amortization, (v) stock-based compensation, (vi) deferred revenue adjustment, (vii) intangible asset impairment charge, (viii) unrealized loss on interest rate swap and floor, net, which is included in interest expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income, (ix) the Onex management fee (for periods prior to our IPO) and (x) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP.

	Three months ended September 30,
	2017	2016
	(dollars in thousands)
Net income	$19,207	$18,427
Add:
Interest expense	6,737	11,940
Provision for income taxes	13,499	11,570
Depreciation and amortization expense	10,848	9,953
Stock-based compensation expense(a)	746	687
Management fee(b)	-	188
Other items(c)	3,896	2,035
Scheduling adjustment (d)	-	1,083
Adjusted EBITDA	$54,933	$55,883

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)

Represented the quarterly portion of the annual management fee of $0.8 million payable to an affiliate of Onex under the Services Agreement. In connection with the IPO, the Services Agreement was terminated and the management fee will no longer be paid.

(c)

Other items for the three months ended September 30, 2017 included: (i) $1.5 million in one-time contract termination costs, (ii) $1.0 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2017 and 2016, (ii) $0.6 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $0.8 million in transition costs. Other items for the three months ended September 30, 2016 included: (i) $1.4 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period and (ii) $0.7 million in transition costs, primarily related to information technology and facility rental charges for terminated leases.

(d)	Reflects the EBITDA of a trade show that staged in the fourth quarter of 2016 and the third quarter of 2017.
(3)

In addition to net income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net income for (i) refinancing charges (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) deferred revenue adjustment, (v) intangible asset impairment charge, (vi) the Onex management fee (for periods prior to our IPO), (vii) other items that management believes are not part of our core operations, (viii) amortization of deferred financing fees and discount, (ix) amortization of (acquired) intangible assets and (x) tax adjustments related to non-GAAP adjustments.

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

	Three months ended September 30,
	2017	2016
	(dollars in thousands)
Net income	$19,207	$18,427
Add (Deduct):
Stock-based compensation expense(a)	746	687
Management fee(b)	-	188
Other items(c)	3,896	2,035
Amortization of deferred financing fees and discount	372	1,030
Amortization of (acquired) intangible assets(d)	10,387	9,500
Scheduling adjustment (e)	-	1,083
Tax adjustments related to non-GAAP adjustments(f)	(6,357)	(5,602)
Adjusted Net Income	$28,251	$27,348

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)	Represented the quarterly portion of the annual management fee described in Note 2(b) above.
(c)	Represented other items described in Note 2(c) above.
(d)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to ten years from the date of each acquisition.

(e)	Represented the scheduling adjustment as described in Note 2 (d) above.
(f)	Reflected application of U.S. federal and state enterprise tax rate of 41.3% and 38.6% in the three months ended September 30, 2017 and 2016, respectively.

Revenues

Revenues of $100.4 million for the three months ended September 30, 2017 decreased $0.1 million, or 0.1%, from $100.5 million for the comparable period in the prior year. The decrease in revenues reflected the adverse impact of Hurricane Irma which forced the early closure of the Surf Expo and Imprinted Sportswear Show Orlando (“ISS Orlando”) trade shows (together “the Impacted Trade Shows”) and prevented the recognition of $6.6 million in revenues related to those events.  Our event cancellation insurance carrier has agreed to settle the claim related to the Impacted Trade Shows for $6.5 million which covers the entire lost revenue, net of modest cost savings realized due to the shorter events.  Revenue for the quarter was positively impacted by acquisition-driven growth of 13.6% which was partly offset by an organic decline, excluding the Impacted Trade Shows, of 8.3%. The incremental contributions from acquisitions of $13.7 million largely related to the CEDIA Expo (“CEDIA”), Digital Dealer, The International Drone Conference & Exposition (“InterDrone”) and the Swim and Active Collective Summer trade shows. The organic trade show decline of $7.9 million reflected unusual year over year declines in our Interbike, Outdoor Retailer Summer Market, ASD Summer and NY NOW Summer trade shows.  In addition, other marketing services experienced a $0.5 million decline in the three months ended September 30, 2017 versus the comparable period in the prior year.  Revenue for the three months ended September 30, 2017 included $1.2 million related to a trade show which staged in the fourth quarter of 2016.

Other Income

During the third quarter of 2017, as a result of Hurricane Irma, the Company’s Surf Expo and ISS Orlando were forced to close two days early.  The Company carries cancellation insurance to mitigate losses caused by natural disasters and received confirmation from its insurance carrier that a settlement of approximately $6.5 million will be paid to offset the lost revenues from the affected trade shows.  Management concluded that the receipt of insurance proceeds was realizable prior to September 30, 2017.  As a result, during the three months ended September 30, 2017, the Company recorded Other Income of $6.5 million in the condensed consolidated statements of income and comprehensive income to recognize the amount to be recovered from the insurance company.

Cost of Revenues

Cost of revenues of $27.2 million for the three months ended September 30, 2017 increased $3.6 million, or 15.3%, from $23.6 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $4.3 million to cost of revenues while the organic trade show revenue decline resulted in $1.1 million of cost of revenues savings. The remaining $0.4 million increase was primarily attributable to other marketing services costs.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $29.4 million for the three months ended September 30, 2017 increased $4.4 million, or 17.6%, from $25.0 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $2.0 million to selling, general and administrative expense. In addition, one-time expenses increased by $1.9 million primarily due to $1.5 million in contract termination costs incurred during the three months ended September 30, 2017.  The remaining $0.6 million increase was driven mainly by higher salaries and benefits as well as higher business insurance costs.

Depreciation and Amortization Expense

Depreciation and amortization expense of $10.9 million for the three months ended September 30, 2017 increased $0.9 million, or 9.0%, from $10.0 million for the comparable period in the prior year. The increase was primarily comprised of $0.8 million in additional intangible asset amortization related to intangible assets acquired in the ACRE, IGES, Collective, Digital Dealer, Pavement and RFID LIVE! acquisitions (collectively, the “2016 acquisitions”) and the CEDIA, InterDrone and the Snow Show acquisitions (collectively, the “2017 acquisitions”).

Interest Expense

Interest expense of $6.7 million for the three months ended September 30, 2017 decreased $5.2 million, or 43.7%, from $11.9 million for the comparable period in the prior year. The decrease was primarily attributable to the $2.4 million reduction in interest expense resulting from the October 2016 redemption of the $200.0 million 9.00% Senior Notes, which were repaid using $200.0 million in incremental term loan borrowings under the Senior Secured Credit Facilities, which bore interest at a lower rate, and $2.0 million in interest savings attributable to the reduction in the principal amount of our indebtedness from September 30, 2016 to September 30, 2017.   An additional $0.9 million in interest savings was realized from the lower interest rate and extended repayment terms related to the amendment and restatement of our Senior Secured Credit Facilities (see “—Long Term Debt—Senior Secured Credit Facilities”).

Provision for Income Taxes

For the three months ended September 30, 2017 and 2016, we recorded provisions for income taxes of $13.5 million and $11.6 million, respectively, which resulted in an effective tax rate of 41.3% and 38.6% for the three months ended September 30, 2017 and 2016, respectively. The increase in our provision for income taxes of $1.9 million for the three months ended September 30, 2017 compared to the comparable period in the prior year was primarily attributable to the increase in our pre-tax income offset by the increase in our effective rate which was primarily attributable to the mix of pre-tax income generated across the various jurisdictions in which we operate. The deferred tax effects of certain state legislative changes enacted during the period also contributed to the increase in effective rate.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $19.2 million for the three months ended September 30, 2017 increased $0.8 million, from $18.4 million for the comparable period in the prior year. The increase in net income was primarily attributable lower interest expense resulting from the lower interest rate related to the amendment and restatement of our Senior Secured Credit Facilities (see “—Long Term Debt—Senior Secured Credit Facilities”) as well as the redemption of the 9.00% Senior Notes in October 2016.  This increase to net income was partly offset by a higher provision for income taxes and depreciation and amortization expense as well as a lower contribution from the quarter’s four largest trade shows offset by the strong contribution from acquisitions.

Adjusted EBITDA of $54.9 million for the three months ended September 30, 2017 decreased $1.0 million, or 1.8%, from $55.9 million for the comparable period in the prior year. The decrease in Adjusted EBITDA for the three months ended September 30, 2017 is primarily attributable to the impact of the lower interest expense add-back, which decreased $5.2 million from the comparable period in the prior year, a negative scheduling adjustment of $1.1 million and a decrease in the management fee add-back of $0.2 million, partially offset by a $1.9 million increase in the non-recurring expense add-back, a $1.9 million increase in the add-back for income taxes, a $0.9 million increase in the depreciation and amortization add-back and an $0.8 million increase in net income.

Adjusted Net Income for the three months ended September 30, 2017 of $28.2 million increased $1.0 million, or 3.7%, from $27.3 million for the comparable period in the prior year. The reasons for the increase in Adjusted Net Income were the same as the reasons for the decrease in Adjusted EBITDA.  In addition, Adjusted Net Income benefited from the exclusion of the $5.2 million reduction in cash interest expense related to the optional prepayments on our term loans, the October 2016 refinance of the 9.00% Senior Notes and the May 2017 amendment and restatement of our Senior Secured Credit Facilities. This favorable impact was partly offset by a $2.6 million higher reduction for income tax effect of adjustments to net income as well as the exclusion of the $0.6 million increase in amortization of deferred financing fees and discount.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.”

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

The tables in this section summarize key components of our results of operations for the periods indicated.

	Nine months ended September 30,
	2017	2016
	(dollars in thousands)
Statement of income and comprehensive income data:
Revenues	$310,197	$293,296
Other income	6,519	-
Cost of revenues	85,379	75,040
Selling, general and administrative expense(1)	95,921	74,178
Depreciation and amortization expense	32,250	29,827
Operating income	$103,166	$114,251
Interest expense	33,234	38,235
Loss on extinguishment of debt	216	-
Income before income taxes	$69,716	$76,016
Provision for income taxes	27,976	29,783
Net income and comprehensive income	$41,740	$46,233
Other financial data:
Adjusted EBITDA(2)	$156,901	$152,296
Adjusted Net Income(3)	$79,391	$70,922
Free Cash Flow(4)	$66,119	$74,775

(1)

Selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 included $18.9 million and $4.3 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the nine months ended September 30, 2017 and 2016 were stock-based compensation expenses of $1.9 million and $2.3 million, respectively.

(2)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.”

	Nine months ended September 30,		Twelve months ended September 30,
	2017	2016	2017
	(dollars in thousands)
Net income	$41,740	$46,233	$17,674
Add:
Interest expense	33,234	38,235	46,399
Loss on extinguishment of debt	216	-	12,996
Income tax expense	27,976	29,783	12,289
Depreciation and amortization expense	32,250	29,827	42,470
Stock-based compensation expense(a)	1,892	2,308	2,482
Deferred revenue adjustment(b)	518	-	821
Management fee(c)	188	563	375
Other items(d)	18,887	4,264	22,313
Scheduling adjustment (e)	-	1,083	(1,083)
Adjusted EBITDA	$156,901	$152,296	$156,736

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 and the 2017 Plan.
(b)

Deferred revenue balances in each of the opening balance sheets of acquired assets and liabilities for Pavement and ACRE, reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates. If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustment of $0.5 million would not have been required and the revenues for the nine months ended September 30, 2017 would have increased by $0.5 million.

(c)

Represented the portion of the annual management fee of $0.8 million payable to an affiliate of Onex under the Services Agreement. In connection with the IPO, the Services Agreement was terminated and the management fee will no longer be paid.

(d)

Other items for the nine months ended September 30, 2017 included: (i) $10.0 million in contract termination costs, (ii) $3.7 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2017, (iii) $3.5 million in legal, audit and consulting fees related to the IPO and other related activities and (iv) $1.7 million in transition costs. Other items for the nine months ended September 30, 2016 included: (i) $3.0 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period and (ii) $1.3 million in transition costs, primarily related to information technology and facility rental charges for terminated leases.

(e)	Reflects the EBITDA of a trade show that staged in the fourth quarter of 2016 and the third quarter of 2017.

(3)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.”

	Nine months ended September 30,
	2017	2016
	(dollars in thousands)
Net income	$41,740	$46,233
Add (Deduct):
Refinancing charges	6,151	-
Loss on extinguishment of debt	216	-
Stock-based compensation expense(a)	1,892	2,308
Deferred revenue adjustment(b)	518	-
Management fee(c)	188	563
Other items(d)	18,887	4,264
Amortization of deferred financing fees and discount	4,226	3,826
Amortization of (acquired) intangible assets(e)	30,809	28,549
Scheduling adjustment (f)	-	1,083
Tax adjustments related to non-GAAP adjustments(g)	(25,236)	(15,904)
Adjusted Net Income	$79,391	$70,922

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)	Represented deferred revenue charge as described in Note 2(b) above.
(c)	Represented the portion of the annual management fee described in Note 2(c) above.
(d)	Represented other items described in Note 2(d).
(e)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to ten years from the date of each acquisition.

(f)	Represented the scheduling adjustment as described in Note 2 (e) above.
(g)	Reflected application of U.S. federal and state enterprise tax rate of 40.1% and 39.2% in the nine months ended September 30, 2017 and 2016, respectively.
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

	Nine months ended September 30,
	2017	2016
	(dollars in thousands)
Net Cash Provided by Operating Activities	$66,840	$77,001
Less:
Capital expenditures	721	2,226
Free Cash Flow	$66,119	$74,775

Revenues

Revenues of $310.2 million for the nine months ended September 30, 2017 increased $16.9 million, or 5.8%, from $293.3 million for the comparable period in the prior year. The increase in revenues reflected acquisition-driven growth of

8.2% partly offset by an organic decline of 2.4%. The incremental contributions from acquisitions of $24.0 million largely related to the 2017 acquisitions of CEDIA and InterDrone, as well as the incremental revenues contributed by Pavement, ACRE, Collective, RFID LIVE! and Digital Dealer which we acquired in 2016 after the respective shows were staged. The organic trade show business decrease of $7.6 million primarily reflected the adverse impact of Hurricane Irma which forced the early closure of the Surf Expo and ISS Orlando trade shows and prevented the recognition of $6.6 million in revenues related to those events and a $1.0 million decline in the remaining organic trade show business.  Our event cancellation insurance carrier has agreed to settle the claim related to the Impacted Trade Shows for $6.5 million which covers the entire lost revenue, net of modest cost savings realized due to the shorter events.  In addition, other marketing services experienced a decline of $0.7 million in the nine months ended September 30, 2017 from the comparable period in the prior year.  Revenue for the nine months ended September 30, 2017 included $1.2 million related to a trade show which staged in the fourth quarter of 2016.

Other Income

On September 7, 2017, as a result of Hurricane Irma, the Company’s Surf Expo and ISS Orlando trade shows were forced to close two days early.  We carry cancellation insurance to mitigate losses caused by natural disasters and have received confirmation from our insurance carrier that a settlement of $6.5 million will be paid to offset the lost revenues of the Impacted Trade Shows.  As a result, during the nine months ended September 30, 2017, we recorded other income of $6.5 million to recognize this gain on insurance proceeds in the condensed consolidated statements of income and comprehensive income.

Cost of Revenues

Cost of revenues of $85.4 million for the nine months ended September 30, 2017 increased $10.4 million, or 13.9%, from $75.0 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $7.1 million to cost of revenues. The organic revenue drove higher costs of $2.0 million. The remaining increase of $1.3 million was principally comprised of $0.9 million related to four event launches during the nine months ended September, 30, 2017 and $0.3 million related to increases in other marketing services.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $95.9 million for the nine months ended September 30, 2017 increased $21.7 million, or 29.2%, from $74.2 million for the comparable period in the prior year. Incremental costs from acquisitions contributed $4.6 million to selling, general and administrative expense. We incurred $10.0 million in contract termination costs, and, $3.5 million of legal, accounting and consulting fees related to the IPO and other transaction-related activities. In addition, we expensed $5.4 million of transaction and transition costs during the nine months ended September 30, 2017, mainly related to our recent acquisitions, an increase of $1.1 million over the comparable period in the prior year. The remaining $2.5 million increase was driven mainly by higher salary, travel and business insurance expense and increased credit card fees partly offset by lower stock-based compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $32.3 million for the nine months ended September 30, 2017 increased $2.4 million, or 8.0%, from $29.9 million for the comparable period in the prior year. The increase was primarily comprised of $2.3 million in additional intangible asset amortization related to intangible assets acquired in the 2016 acquisitions and the 2017 acquisitions.

Interest Expense

Interest expense of $33.2 million for the nine months ended September 30, 2017 decreased $5.0 million, or 13.1%, from $38.2 million for the comparable period in the prior year. The decrease was primarily attributable to a $11.9 million reduction in interest expense resulting from (i) the $10.9 million in interest savings attributable to the October 2016 redemption of the 9.00% Senior Notes, which were repaid using $200.0 million in incremental term loan borrowings under the Senior Secured Credit Facilities, which bore interest at a lower rate, as well as  the interest savings attributable to the reduction in the principal amount of our indebtedness from September 30, 2016 to September 30, 2017 (ii) the $0.8 million decrease in the amount of realized and unrealized net loss on our interest rate swap and floor agreement compared to the nine months ended September 30, 2016; and (iii) the $0.3 million reduction in interest expense associated with the refinancing that occurred during the second quarter of 2017.  Indebtedness under the Amended and Restated Senior Secured Credit Facilities

bears interest at a lower rate than applied under the Senior Secured Credit Facilities. We made $7.4 million in scheduled repayments on the term loans between September 30, 2016 and September 30, 2017, as well as optional term loan repayments of $159.2 million in connection with the refinancing that occurred during the second quarter of 2017. Indebtedness under the Amended and Restated Senior Secured Credit Facilities bears interest at a lower rate than applied under the Senior Secured Credit Facilities. These decreases were partly offset by the refinancing fees of $6.1 million related to the amendment and restatement of our Senior Secured Credit Facilities (see “—Long Term Debt—Senior Secured Credit Facilities”), a $0.4 million increase in the amortization of deferred financing fees and original issue discount primarily due to the optional prepayment of $159.2 million in Term Loans using the proceeds of our initial public offering in the second quarter of 2017 and a $0.4 million increase in interest expense on the Company’s revolving credit facility.

Provision for Income Taxes

For the nine months ended September 30, 2017 and 2016, we recorded provisions for income taxes of $28.0 million and $29.8 million, respectively, which resulted in an effective tax rate of 40.1% and 39.2%, respectively. The decrease in our provision for income taxes of $1.8 million for the nine months ended September 30, 2017 compared to the comparable period in the prior year was primarily attributable to a decrease in our pre-tax income.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $41.7 million for the nine months ended September 30, 2017 decreased $4.5 million, or 9.7%, from $46.2 million for the comparable period in the prior year. The decrease was attributable to higher non-recurring contract termination expenses, audit, legal and consulting costs associated with the IPO, other acquisition costs and refinancing fees, offset by contributions from the 2016 and 2017 acquisitions and lower interest expense as a result of the redemption of the $9.00% Senior Notes in October 2016.

Adjusted EBITDA of $156.9 million for the nine months ended September 30, 2017 increased $4.6 million, or 3.0%, from $152.3 million for the comparable period in the prior year. Adjusted EBITDA for the nine months ended September 30, 2017 primarily benefitted from a $14.6 million increase in the one-time transaction and transition cost add-back which was partially offset by the decrease in net income.  In addition, Adjusted EBITDA benefited from the exclusion of the $2.4 million of higher depreciation and amortization expense and the $0.2 million of loss on extinguishment of debt in the nine months ended September 30, 2017 versus the comparable period in the prior year. These benefits were partly offset by the $5.0 million decrease in the interest expense add-back, the negative scheduling adjustment of $1.1 million and the $0.4 million decrease in stock-based compensation expense as well as the exclusion of the $1.8 million decrease in income tax expense for the nine months ended September 30, 2017.

Adjusted Net Income for the nine months ended September 30, 2017 of $79.4 million increased $8.5 million, or 12.0%, from $70.9 million for the comparable period in the prior year. The reasons for the increase in Adjusted Net Income were the same as the reasons for the increase in Adjusted EBITDA and also reflected an increase due to the $11.2 million reduction in interest expense related to the optional prepayments on our term loans, the October 2016 redemption of the 9.00% Senior Notes and the amendment and restatement of the Senior Secured Credit Facilities and the $0.8 million decrease in the realized and unrealized loss on our interest rate swap and floor agreement.  These increases were offset by a $7.5 million higher reduction for income tax adjustment to net income as well as the exclusion of the $0.4 million increase in amortization of deferred financing fees and discount.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.”

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

In connection with the Onex Acquisition, we (i) issued $200.0 million of the 9.00% Senior Notes and (ii) entered into the Senior Secured Credit Facilities, which included $430.0 million of term loans under the Term Loan Facility. On January 15, 2014, EEH entered into an amendment to the Senior Secured Credit Facilities, to borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the consideration for our acquisition of GLM. On July 21, 2014, EEH entered into a second amendment to the Senior Secured Credit Facilities to lower the Senior Secured Credit Facility’s interest rate and LIBOR floor rate. On October 28, 2016, EEH entered into a third amendment to the Senior Secured Credit Facilities to (i) borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of our redemption of the 9.00% Senior Notes and (ii) increase commitments under the Revolving Credit Facility by $10.0 million to a total of $100.0 million.

On May 8, 2017, using the net proceeds from our initial public offering, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility. On May 22, 2017, EEH amended and restated the Senior Secured Credit Facilities; the Amended and Restated Senior Secured Credit Facilities now consist of (i) the Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 and (ii) the Amended and Restated Revolving Credit Facility, a $150.0 million senior secured revolving credit facility, scheduled to mature on May 22, 2022. See “—Long Term Debt—Senior Secured Credit Facilities.” As of September 30, 2017, we had $563.6 million of borrowings outstanding under the Amended and Restated Term Loan Facility, which included unamortized deferred financing fees of $3.7 million and unamortized original issue discount of $5.2 million, with an additional $149.1 million available to borrow (after giving effect to $0.9 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

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

As of September 30, 2017, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017 with a dividend of $0.07 per share. The payment of the dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 72,212,769 shares of common stock outstanding as of October 31, 2017, this dividend policy implies a quarterly cash requirement of approximately $5.1 million (or an annual cash requirement of approximately $20.2 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine months ended September 30,
	2017	2016
Statement of Cash Flows Data
Net cash provided by operating activities	$66,840	$77,001
Net cash used in investing activities	$(56,201)	$(18,710)
Net cash used in financing activities	$(11,560)	$(39,235)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the nine months ended September 30, 2017 decreased $10.2 million, or 13.2%, to $66.8 million from $77.0 million during the comparable period in the prior year. The decrease was primarily due to a $6.6 million decrease in change in deferred income tax liabilities due to a larger percentage of our income tax expense flowing through current expense versus deferred, a $4.5 million decrease in net income and a $0.9 million increase in unrealized gain on interest rate swap and floor, which was partly offset by a $0.5 million decrease in cash used for working capital and a $2.4 million increase in depreciation and amortization. Net income plus noncash items provided operating cash flows of $102.9 million and $112.5 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used for operating activities reflects the use of $36.1 million and $35.5 million for working capital in the nine months ended September 30, 2017 and 2016, respectively. Cash provided by operating activities was also negatively impacted by the one-time payment of $10.0 million in contract termination costs and $6.2 million in refinancing fees during the nine months ended September 30, 2017.

Investing Activities

Investing activities consist of business acquisitions, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2017 increased $37.5 million, to $56.2 million from $18.7 million in the comparable period in the prior year. The increase was due to the completion of three acquisitions closing during the nine months ended September 30, 2017, while two acquisitions were completed in the comparable period in the prior year. The three acquisitions were completed for an aggregate cash consideration of $55.5 million. See Note 3 in the notes to the condensed consolidated financial statements for additional information with respect to the acquisitions we closed in the nine months ended September 30, 2017. In 2016, our primary investing cash outflows consisted of $16.5 million for two acquisitions and of $2.2 million for capital expenditures and intangible assets. We have minimal capital expenditure requirements. Capital expenditures totaled $0.7 million and $2.2 million, in the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the nine months ended September 30, 2017 was $11.6 million, comprised of net proceeds from the issuance of common stock in conjunction with our IPO of $159.1 million and net proceeds from the issuance of term loans under the Amended and Restated Senior Secured Credit Facilities of $13.0 million.  These sources of cash were offset by the use of $159.2 million to prepay our Term Loan Facility; the payment of $8.3 million in contingent consideration related to the 2016 acquisitions; $10.1 million in quarterly dividend payments; $2.5 million in debt issuance costs and $3.6 million in scheduled quarterly principal payments on the Term Loan Facility. Net cash used in financing activities for the nine months ended September 30, 2016 included a $30.0 million optional prepayment on our Term Loan Facility; a payment of $4.5 million related to the Fastener Expo acquisition, which closed in the fourth quarter of 2015; $4.7 million related to scheduled quarterly principal payments on the Term Loan Facility; and a minor cash payment for the repurchase of common stock, which partly offset cash proceeds received from a sale of common stock to a director.

Free Cash Flow

Free Cash Flow of $66.1 million for the nine months ended September 30, 2017 decreased $8.7 million, or 11.6%, from $74.8 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 4 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016.”

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

For the nine months ended September 30, 2017 we recorded an unrealized net gain of $0.9 million and a realized loss of $1.1 million on our interest rate swap and floor agreement. For the nine months ended September 30, 2016, we recorded no unrealized net loss and a realized loss of $1.1 million on our interest rate swap and floor agreements. The impact of the gains and losses on the interest rate swap and floor agreement is recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At September 30, 2017 and December 31, 2016 the liability related to the swap and floor financial instruments was $1.4 million and $2.3 million, respectively. At September 30, 2017, $1.4 million of the interest rate swap and floor liability is included in accounts payable and other current liabilities on the consolidated balance sheet. At December 31, 2016, $1.5 million on the interest rate swap and floor liability was included in accounts payable and other current liabilities and $0.8 million was included in other noncurrent liabilities on the consolidated balance sheet.

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Senior Secured Credit Facilities

On June 17, 2013, EEH, Expo Event Midco, Inc. (“EEM”) and certain of EEH’s subsidiaries entered into the Senior Secured Credit Facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent. The senior secured credit facilities originally consisted of (i) a seven-year $430.0 million senior secured term loan facility, and (ii) a $90.0 million senior secured revolving credit facility. On January 15, 2014, EEH entered into an amendment to the Senior Secured Credit Facilities, to borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of the consideration for our acquisition of GLM. On July 21, 2014, EEH entered into a second amendment to the Senior Secured Credit Facilities to lower the interest rate and LIBOR floor rate. On October 28, 2016, EEH entered into a third amendment to the Senior Secured Credit Facilities to (i) borrow an additional $200.0 million of term loans under the Term Loan Facility to fund a portion of our redemption of the 9.00% Senior Notes and (ii) increase commitments under the Revolving Credit Facility by $10.0 million to a total of $100.0 million. On May 8, 2017, using the net proceeds to us from the IPO, we prepaid $159.2 million of borrowings outstanding under the Term Loan Facility.

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

The Amended and Restated Senior Secured Credit Facilities also include an uncommitted incremental facility which, subject to certain conditions, provides for additional term loans in the sum of

(X)(i) if the incremental loans are first lien loans, an amount such that the first lien net leverage ratio does not exceed 4.00:1.00,

(ii) if the incremental loans are junior lien loans, an amount such that the secured net leverage ratio does not exceed 4.00:1.00,

(iii) if the incremental loans are unsecured, an amount such that either the total net leverage ratio does not exceed 5.00:1.00 or the fixed charge coverage ratio is not less than 2.00:1.00,

or, in each case, if the incremental loans are incurred with a permitted acquisition, an amount such that the applicable leverage ratio will not increase as a result of the permitted acquisition (on a pro forma basis giving effect to the incremental loans); plus

(Y) an amount equal to certain prior voluntary prepayments, loan buybacks and commitment reductions of loans under the Amended and Restated Senior Secured Credit Facilities, plus

(Z) an amount equal to the greater of $160 million and 100% of Consolidated EBITDA.

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

As of September 30, 2017, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See “—Long Term Debt—Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of September 30, 2017, we had $563.6 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2017.

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

For the nine months ended September 30, 2017 we recorded an unrealized net gain of $0.9 million and a realized loss of $1.1 million on our interest rate swap and floor agreement. For the nine months ended September 30, 2016, we recorded a realized loss of $1.1 million on our interest rate swap and floor agreements. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At September 30, 2017 and December 31, 2016 the liability related to the swap and floor financial instruments was $1.4 million and $2.3 million, respectively. At September 30, 2017, the $1.4 million of interest rate swap and floor liability is included in accounts payable and other current liabilities on the consolidated balance sheet. At December 31, 2016, $1.5 million on the interest rate swap and floor liability was included in accounts payable and other current liabilities and $0.8 million was included in other noncurrent liabilities on the consolidated balance sheet.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

*+10.1	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents).

*+10.2	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents).

*+10.3	Form of Post-IPO Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan.

* 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

+Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD EXPOSITIONS EVENTS, INC.

Date: November 2, 2017	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)