Form 10-Q
period 2018-03-31
Emerald Expositions Events, Inc.
filed 2018-05-10
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 7, 2018, there were 72,833,524 shares of the Registrant’s common stock, par value $0.01, outstanding.

EMERALD EXPOSITIONS EVENTS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect”, “intend,” “may,” “might,” “plan,” “potential”, “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

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
•

other factors beyond our control, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$27.0	$10.9
Trade and other receivables, net of allowance for doubtful accounts of $0.8 as of March 31, 2018 and December 31, 2017	103.8	62.7
Prepaid expenses	11.8	19.9
Total current assets	142.6	93.5
Noncurrent assets
Property and equipment, net	3.9	3.8
Goodwill	993.1	993.7
Intangible assets, net	534.7	545.0
Other noncurrent assets	1.9	1.9
Total assets	$1,676.2	$1,637.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$41.7	$25.0
Deferred revenues	179.7	192.6
Term loan, current portion	5.7	5.7
Total current liabilities	227.1	223.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	547.4	548.5
Deferred tax liabilities, net	100.7	100.2
Other noncurrent liabilities	2.9	4.7
Total liabilities	878.1	876.7
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares at March 31, 2018 and December 31, 2017: 80,000; no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; authorized shares: 800,000 at March 31, 2018 and December 31, 2017; issued and outstanding shares: 72,802 and 72,604 at March 31, 2018 and December 31, 2017, respectively	0.7	0.7
Additional paid-in capital	680.9	677.1
Retained earnings	116.5	83.4
Total shareholders’ equity	798.1	761.2
Total liabilities and shareholders’ equity	$1,676.2	$1,637.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

(dollars in millions, share data in thousands except earnings per share)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Revenues	$142.2	$135.7
Cost of revenues	41.4	36.6
Selling, general and administrative expense	32.3	32.0
Depreciation and amortization expense	11.4	10.6
Operating income	57.1	56.5
Interest expense	6.5	9.6
Income before income taxes	50.6	46.9
Provision for income taxes	12.5	18.6
Net income and comprehensive income	$38.1	$28.3
Basic earnings per share	$0.52	$0.46
Diluted earnings per share	$0.50	$0.44
Basic weighted average common shares outstanding	72,715	61,866
Diluted weighted average common shares outstanding	75,819	63,785

Dividend declared per common share	$0.07	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating activities
Net income	$38.1	$28.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1.2	0.6
Provision for doubtful accounts	0.1	—
Depreciation and amortization	11.4	10.6
Amortization of deferred financing fees and debt discount	0.3	0.9
Unrealized gain on interest rate swap and floor	(0.5)	(0.4)
Deferred income taxes	0.5	14.2
Remeasurement of contingent consideration	0.5	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(41.2)	(27.3)
Prepaid expenses	8.1	11.6
Other noncurrent assets	—	0.6
Accounts payable and other current liabilities	5.8	10.5
Income tax payable	10.9	—
Deferred revenues	(12.8)	(20.1)
Other noncurrent liabilities	(1.8)	(0.7)
Net cash provided by operating activities	20.6	28.8
Investing activities
Acquisition of businesses	—	(39.1)
Purchases of property and equipment	(0.3)	(0.2)
Purchases of intangible assets	(0.2)	(0.1)
Net cash used in investing activities	(0.5)	(39.4)
Financing activities
Payment of contingent consideration	—	(1.3)
Proceeds from borrowings on revolving credit facility	—	15.0
Repayment of principal on term loan	(1.4)	(2.2)
Cash dividends paid	(5.1)	—
Proceeds from exercise of stock options	2.5	—
Net cash (used in) provided by financing activities	(4.0)	11.5
Net increase in cash and cash equivalents	16.1	0.9
Cash and cash equivalents
Beginning of period	10.9	14.9
End of period	$27.0	$15.8
Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2017 acquisition	$—	$3.8

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2017. The December 31, 2017 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2017, but does not include all of the footnote disclosures required by GAAP.

The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately.  SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act.  The adoption of ASU 2018-05 had no material impact on the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2018.  See Note 11, Income Taxes, for disclosures related to this amended guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance only if there is a change to the value, vesting condition or award classification. The Company adopted ASU 2017-09 on January 1, 2018.  The adoption of the standard did not have an impact on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2018, as there were no modifications of share-based awards.

In May 2014, the FASB issued ASU 2014-09, which creates Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement.  Subsequent guidance issued after May 2014 did not change the core principles of ASU 2014-09. The standard eliminates the existing revenue recognition guidance including transaction and industry specific revenue recognition guidance under current GAAP and replaces it with a principles-based approach by which an entity recognizes revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received.

The Company adopted ASC Topic 606 effective January 1, 2018 using the full retrospective method. As adoption of the standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows, no restatement is required for each reporting period presented prior to the period of initial application.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform from the Tax Cuts and Jobs Act. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018.  Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for fiscal years beginning after December 15, 2018. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s condensed consolidated financial statements.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Revenues

Revenue Recognition and Deferred Revenue

Revenue is recognized when the customer obtains control of promised services and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Customers receive the benefit of the Company’s services upon the completion of each trade show or conference event.

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show. Trade show revenues represented approximately 87.0% and 91.7% of total revenues for the three months ended March 31, 2018 and 2017, respectively.

The Company also generates registration and sponsorship revenue from the production of other events across a wide variety of forums. The Company recognizes other event revenue upon completion of each event.

Other marketing services revenues primarily consist of advertising sales for industry publications and are recognized in the period in which the publications are issued.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are collected prior to the trade show or other event. Current deferred revenues as of March 31, 2018 and 2017 were $179.7 million and $153.2 million, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2018 and 2017 were $0.6 million and zero, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and non-current portions, were $180.3 million and $194.5 million, as of March 31, 2018 and December 31, 2017, respectively.

The following table represents the deferred revenue activity for the three months ended March 31, 2018 and 2017, respectively:

(in millions)	2018	2017
Balance at beginning of period	$194.5	$172.4
Consideration earned during the period	(124.3)	(120.4)
Consideration received during the period	110.1	99.5
Additions related to business combinations	—	1.7
Balance at end of period	$180.3	$153.2

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customer are satisfied. This generally occurs upon the completion of each trade show or other event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of performance obligations.

For the Company’s other marketing services, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customer are satisfied. This generally occurs in the period in which the publications are issued. Revenue is measured as the amount of consideration the Company expects to receive upon completion of performance obligations.

The Company applied a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year are immaterial.

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Three Months Ended March 31,
(in millions)	2018	2017
Trade shows	$123.7	$124.5
Other events	13.0	5.0
Other marketing services	5.5	6.2
Total revenues	$142.2	$135.7

Substantially all of the Company’s revenues are related to the production of trade shows, other events and other marketing services in the United States.

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets that fall under the scope of ASC Topic 606. Contract liabilities generally consist of booth space sales, registration fees and sponsorship fees that are collected prior to the trade show or other event. The related revenue is recognized upon the completion of the applicable trade show or other event. Contract liabilities are reported on the condensed consolidated balance sheets as deferred revenues.

The Company incurs sales commissions costs in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and events and the sales of advertising for industry publications. The Company’s contracts with customers are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefitted by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606 generally do not require significant estimates or judgments based on the nature of the Company’s contracts. The sales price in the Company’s contracts are fixed and stated on the face of the contract.  All consideration from contracts is included in the transaction price. The Company’s contracts with multiple performance obligations are all considered to be fulfilled upon the completion of each trade show, other event or publication issuance, as applicable. The Company’s contracts do not include variable consideration.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Business Acquisitions

In line with the Company’s strategic growth initiatives, the Company acquired the assets and assumed the liabilities of several companies during 2017 (collectively, the “2017 acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

CEDIA

On January 25, 2017, the Company acquired the assets and assumed the liabilities associated with CEDIA Expo (“CEDIA”), for a total purchase price of $34.8 million, which included a negative working capital adjustment of approximately $1.2 million. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

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

InterDrone

On March 10, 2017, the Company acquired the assets and assumed the liabilities associated with the International Drone Conference and Exposition (“InterDrone”) for a total purchase price of $8.2 million, which included a negative working capital adjustment of approximately $0.2 million and contingent consideration of $3.8 million. The $4.4 million closing purchase payment was financed with cash from operations. The contingent consideration was primarily based upon performance thresholds relating to revenue and direct costs. The liability was re-measured to fair value at the end of each reporting period using the Company’s most recent internal operational budgets. As a result of the Company’s review during the fourth quarter of 2017, the contingent consideration liability was re-measured to fair value which resulted in a $0.3 million increase in the fair value of the contingent consideration. The $4.1 million contingent payment was settled in the fourth quarter of 2017. The measurement period was closed during the fourth quarter of 2017.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Snow Show

On May 24, 2017, the Company acquired the assets and assumed the liabilities associated with the SnowSports Industries America Snow Show (“Snow Show”) for a total purchase price of $16.8 million, which included a negative working capital adjustment of approximately $0.3 million and a deferred payment of $0.4 million. At the date of acquisition, the Company entered into a sponsorship agreement for a non-exclusive right to use the Snow Sports Industries trademark. As a result of the sponsorship agreement, the Company recorded a $0.4 million deferred payment obligation that will be paid over the next ten years.  The $0.4 million deferred payment obligation is included in other current liabilities and noncurrent liabilities in the condensed consolidated balance sheets. The acquisition was financed with cash from operations. The measurement period was closed during the fourth quarter of 2017.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	May 24, 2017
Goodwill	$11.3
Intangible assets	5.8
Deferred revenues	(0.3)
Purchase price, including working capital adjustment	$16.8

CPMG

On November 29, 2017, the Company acquired Connecting Point Marketing Group (“CPMG”) for a total purchase price of $36.6 million, which included a working capital adjustment of approximately $1.4 million. The acquisition was financed with cash from operations and borrowings under the Company’s revolving credit facility.

During the first quarter of 2018, the Company recorded a $0.6 million adjustment to reflect the fair value of CPMG’s custom developed software. The adjustment resulted in a decrease to goodwill and an increase to other intangible assets. The measurement period was closed during the first quarter of 2018.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	November 29, 2017
Cash	$0.6
Trade and other receivables	5.1
Prepaid expenses	0.5
Goodwill	21.1
Intangible assets	23.0
Accounts payable and other current liabilities	(0.8)
Deferred revenues	(12.9)
Purchase price, including working capital adjustment	$36.6

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2017 acquisitions had occurred at the beginning of 2016, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisitions. The supplemental unaudited pro-forma financial information is presented for comparative purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined Company.  Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

Three Months Ended March 31,
2017
(in millions)	(Unaudited)
Pro-forma revenues	$148.5
Pro-forma net income	$31.9

5.	Goodwill and Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance at December 31, 2017	$993.7
CPMG adjustment	(0.6)
Balance at March 31, 2018	$993.1

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	December 31, 2017	Additions	Transfers	March 31, 2018
Indefinite-lived intangible assets
Trade names	$298.5	$—	$—	$298.5
Amortizable intangibles
Customer-related intangibles	408.8	—	—	408.8
Computer software	8.4	0.6	0.4	9.4
	715.7	0.6	0.4	716.7
Accumulated amortization
Customer-related intangibles	(165.7)	(10.8)	—	(176.5)
Computer software	(5.4)	(0.3)	—	(5.7)
	(171.1)	(11.1)	—	(182.2)
Capitalized software in progress	0.4	0.2	(0.4)	0.2
Total intangible assets, net	$545.0	$(10.3)	$—	$534.7

Amortization expense for the three months ended March 31, 2018 and 2017 was $11.2 million and $10.4 million, respectively.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Furniture, equipment and other	$5.4	$5.3
Leasehold improvements	2.3	2.1
	7.7	7.4
Less: Accumulated depreciation	(3.8)	(3.6)
Property and equipment, net	$3.9	$3.8

Depreciation expense related to property and equipment for the three months ended March 31, 2018 and 2017 was $0.2 million.

7.	Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2018	December 31, 2017
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.63% and 4.42% as of March 31, 2018 and December 31, 2017, respectively) and due 2024, net(a)	$553.1	$554.2
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$547.4	$548.5

(a)

Amended and Restated Term Loan Facility as of March 31, 2018 is recorded net of unamortized discount of $3.5 million and net of unamortized deferred financing fees of $4.2 million.  Amended and Restated Term Loan Facility as of December 31, 2017 is recorded net of unamortized discount of $3.6 million and net of unamortized deferred financing fees of $4.4 million.

During the three months ended March 31, 2018, Emerald Expositions Holding, Inc. (“EEH”) had no borrowings under its Amended and Restated Revolving Credit Facility.  During the three months ended March 31, 2017, EEH borrowed $15.0 million on its then existing revolving credit facility.  There were no repayments during either period. EEH had $0.9 million in stand-by letter of credit issuances under the Amended and Restated Revolving Credit Facility as of March 31, 2018 and December 31, 2017.

Amended and Restated Senior Secured Credit Facilities

On May 22, 2017, EEH amended and restated its then-existing senior secured credit facilities; the Amended and Restated Senior Secured Credit Facilities now consist of (i) the Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”) and (ii) the Amended and Restated Revolving Credit Facility, a $150.0 million senior secured revolving credit facility, scheduled to mature on May 23, 2022 (the “Amended and Restated Revolving Credit Facility” and, together with the Amended and Restated Term Loan Facility, the “Amended and Restated Senior Secured Credit Facilities”). On November 27, 2017, EEH entered into an amendment to reduce the interest rate applicable to term loans under the Amended and Restated Term Loan Facility by 0.25% and on November 29, 2017, EEH entered into the Repricing Agreement and Second Amendment to Amended and Restated Credit Agreement to reduce the interest rate applicable to revolving loans under the Amended and Restated Revolving Credit Agreement by 0.25%.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consist of the following:

	Three months ended March 31,
(in millions)	2018	2017
Senior secured term loan	$6.3	$8.5
Noncash interest for amortization of debt discount and debt issuance costs	0.3	0.9
Realized and unrealized gain on interest rate swap and floor, net	(0.3)	—
Revolving credit facility commitment fees	0.2	0.2
	$6.5	$9.6

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The Company made payments of $0.2 million and $0.4 million during the three months ended March 31, 2018 and 2017, respectively, representing the differential between the three-month LIBOR rate 1.693% and 2.705% and 0.998% and 2.705%, respectively, on the principal amount of $100.0 million. The Company marks-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2018 and 2017, the Company recorded realized losses of $0.2 million and $0.4 million, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded unrealized gains of $0.5 million and $0.4 million, respectively. The liability is included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of March 31, 2018, the Company was not required to test this financial covenant and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Fair Value Measurements

As of March 31, 2018, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27.0	$27.0	$—	$—
Total assets at fair value	$27.0	$27.0	$—	$—
Liabilities
Interest rate swap and floor(a)	$0.3	$—	$0.3	$—
Contingent consideration(a)	2.1	—	—	2.1
Total liabilities at fair value	$2.4	$—	$0.3	$2.1

(a)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

As of December 31, 2017, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10.9	$10.9	$—	$—
Total assets at fair value	$10.9	$10.9	$—	$—

Liabilities
Interest rate swap and floor(a)	$0.8	$—	$0.8	$—
Contingent consideration(a)	1.6	—	—	1.6
Total liabilities at fair value	$2.4	$—	$0.8	$1.6

(a)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

The contingent consideration liability of $1.6 million at December 31, 2017, was remeasured and increased by $0.5 million to $2.1 million during the three months ended March 31, 2018 based upon our completed evaluation of the related revenue target. The change in the fair value of the liability was recorded in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income.  The contingent consideration liability was settled in April 2018.

9.	Shareholders’ Equity and Stock-Based Compensation

Emerald Expositions Events, Inc. Common Stock Issuances

On January 26, 2018, the Board of Directors declared and approved a dividend on each share of common stock outstanding on the record date (February 9, 2018), payable to the Company’s common stock holders on February 23, 2018. The dividend payment was $0.07 per share and resulted in an aggregate dividend payment of $5.1 million.

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

Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.3 million and $0.2 million, for the three months ended March 31, 2018 and 2017, respectively.

Restricted Stock Units

The Company periodically grants RSUs that contain service and, in certain instances, performance conditions to certain executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2018 and 2017 was $0.4 million and zero, respectively.

RSU activity for the three months ended March 31, 2018 was as follows:

(share data in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2017	103	$22.03
Granted	168	21.83
Forfeited	(1)	22.08
Vested	(1)	22.66
Unvested balance, March 31, 2018	269	$21.91

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.8 million and $0.6 million, for the three months ended March 31, 2018 and 2017, respectively, related to the 2013 Plan and the 2017 Plan.

Stock option activity for the three months ended March 31, 2018, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
(share data in thousands)			(years)	(millions)
Outstanding at December 31, 2017	6,553	$10.82
Granted	986	22.08
Exercised	(197)	13.06
Forfeited	(36)	14.57
Outstanding at March 31, 2018	7,306	$12.26	5.24	$55.5
Exercisable at March 31, 2018	4,521	$10.54	5.59	$40.5

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options at March 31, 2018, for those options for which the market price was in excess of the exercise price.

There was a total of $5.8 million unrecognized stock-based compensation expense at March 31, 2018 related to unvested stock options and RSUs expected to be recognized over a weighted-average period of 1.1 years.

10.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options and RSUs, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future.

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

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2018	2017
Net income	$38.1	$28.3
Weighted average common shares outstanding	72,715	61,866
Basic earnings per share	$0.52	$0.46
Net income	$38.1	$28.3
Weighted average common shares outstanding	72,715	61,866
Diluted effect of stock options	3,104	1,919
Diluted weighted average common shares outstanding	75,819	63,785
Diluted earnings per share	$0.50	$0.44
Anti-dilutive shares excluded from diluted earnings per share calculation	1,118	37

11.	Income Taxes

The Company has historically determined its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the income before income taxes for the period. In determining the full year estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes. Significant judgment is exercised in determining the income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

For the three months ended March 31, 2018 and 2017, the Company recorded provisions for income taxes of $12.5 million and $18.6 million, respectively, which resulted in effective tax rates of 24.7% and 39.5%, respectively. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were $0.5 million as of March 31, 2018 and December 31, 2017.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Enactment of Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.

SAB No. 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. As of March 31, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company recognized a provisional tax benefit of $52.1 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. For the quarter ended March 31, 2018, there have not been any adjustments made to these estimates. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB No. 118.

12.	Commitments and Contingencies

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

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2018	December 31, 2017
Accrued event costs	$16.1	$3.6
Income tax payable	10.9	—
Other current liabilities	7.6	6.4
Accrued personnel costs	3.2	7.6
Contingent consideration	2.1	1.6
Trade payables	1.7	5.3
Accrued interest	0.1	0.5
Total accounts payable and other current liabilities	$41.7	$25.0

Other current liabilities are primarily comprised of corporate accruals and the current portion of the liability related to the interest rate swap and floor contract. See Note 7, Long-Term Debt, for additional information.

14.	Subsequent Event

On May 1, 2018, the Company’s Board of Directors approved, and the Company subsequently declared, the payment of a cash dividend of $0.0725 per share for the quarter ending June 30, 2018 to holders of record of the Company’s common stock as of May 15, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Expositions Events, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All expressions of the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Expositions Events, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Recent Events

Secondary Offering

On March 13, 2018, we closed a secondary public offering of 6,000,000 shares of our common stock (the “Secondary Offering”) held by funds managed by Onex Partners Manager LP and its affiliates (“Onex”) at a public offering price of $18.50 per share. The selling stockholders granted the underwriters a 30-day option to purchase up to an additional 900,000 shares of common stock, which was subsequently exercised and closed with respect to 750,000 shares of common stock on April 3, 2018.

The Company did not offer any shares of common stock in the Secondary Offering and did not receive any proceeds from the sale of shares in the Secondary Offering.

Overview

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

Acquisitions

We are focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since our acquisition by Onex in June 2013 (the “Onex Acquisition”), we have completed 15 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management (“GLM”) in 2014, ranging from approximately $5.0 million to approximately $36.0 million, and revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Market Fragmentation — The trade show industry is highly fragmented with the four largest companies, including us, comprising only 9% of the wider U.S. market according to the AMR International Globex Report 2017. This has afforded us the opportunity to acquire other trade show businesses, a growth opportunity we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.

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

•

Utilization of NOLs — As of December 31, 2017, we have utilized substantially all of the $59.9 million of the NOLs that we had carried over from the year ended December 31, 2016. As a result, our cash taxes will likely increase in future years, offset in part by the lower federal tax rates now in effect.

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

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to our lenders.  During the three months ended March 31, 2018, we paid interest to the lenders under our Amended and Restated Senior Secured Credit Facilities.

Because we refinanced our outstanding indebtedness in May 2017 and re-priced the Amended and Restated Term Loan Facility in November 2017, interest expense for the periods presented in this report may not be comparable.

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over periods of seven to ten years from the date of each acquisition for GAAP reporting purposes, or fifteen years for tax purposes.

Income Taxes

Income tax expense consists of federal, state and local taxes based on income in the jurisdictions in which we operate.

We used substantially all of our federal NOL carryforwards during 2017, and therefore expect our provision for income taxes to increase in 2018. We also record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangibles assets, depreciation, stock-based compensation charges and deferred financing costs.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the tax rate, we were required to revalue our net deferred U.S. tax liabilities at December 31, 2017. The impact of the revaluation was a onetime benefit to income tax of $52.1 million for the year ended December 31, 2017. Also as a result of the reduction in the tax rate, we estimate our effective tax rate in 2018 will range between 25% to 27%.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income before interest expense (including unrealized loss on interest rate swap and floor, net), loss on extinguishment of debt, income tax expense, depreciation and amortization, stock-based compensation, deferred revenue adjustment, intangible asset impairment charge, the Onex management fee and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

Adjusted EBITDA is not defined under GAAP, and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.”

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.”

Cash Flow Model

We have favorable cash flow characteristics, as described below (see “—Cash Flows”), as a result of our high profit margins, low capital expenditures and consistently negative working capital. Our working capital is negative as our current assets are consistently lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized in revenue upon completion of each trade show. The implication of having negative working capital is that changes in working capital represent a source of cash as our business grows.

The primary driver for our negative working capital is the sales cycle for a trade show, which typically begins during the prior show. In the interim period between the current show and the following show, we continue to sell to new and past exhibitors and collect payments on contracted exhibit space. We require exhibitors to pay in full in advance of each trade show, whereas the bulk of expenses are paid close to or after the show. Cash deposits start to be received as early as twelve months prior to a show taking place and virtually 100% of booth space revenues are typically received in cash one month prior to a show taking place. This highly efficient cash flow model, where cash is received in advance of expenses to be paid, creates a working capital benefit.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.”

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2018	2017	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$142.2	$135.7	$6.5	4.8%
Cost of revenues (1)	41.4	36.6	4.8	13.1%
Selling, general and administrative expenses (2)	32.3	32.0	0.3	0.9%
Depreciation and amortization expense	11.4	10.6	0.8	7.5%
Operating income	57.1	56.5	0.6	1.1%
Interest expense	6.5	9.6	(3.1)	(32.3%)
Income before income taxes	50.6	46.9	3.7	7.9%
Provision for income taxes	12.5	18.6	(6.1)	(32.8%)
Net income and comprehensive income	$38.1	$28.3	$9.8	34.6%

Other financial data (unaudited):
Adjusted EBITDA (3)	$73.6	$72.4	$1.2	1.7%
Adjusted Net Income (4)	$50.4	$38.5	$11.9	30.9%
Free Cash Flow (5)	$20.1	$28.5	$(8.4)	(29.5%)

(1)	Cost of revenues for the three months ended March 31, 2018 and 2017 included $0.6 million and zero, respectively, in transition and integration costs.

(2)

Selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 included $3.2 million and $4.5 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended March 31, 2018 and 2017 were stock-based compensation expenses of $1.2 million and $0.6 million, respectively.

(3)

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

We define Adjusted EBITDA as net income before (i) interest expense (including unrealized loss on interest rate swap and floor, net), (ii) loss on extinguishment of debt, (iii) income tax expense, (iv) depreciation and amortization, (v) stock-based compensation, (vi) deferred revenue adjustment, (vii) intangible asset impairment charge, (viii) the Onex management fee (for periods prior to our IPO) and (ix) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$38.1	$28.3
Add (deduct):
Interest expense	6.5	9.6
Provision for income taxes	12.5	18.6
Depreciation and amortization expense	11.4	10.6
Stock-based compensation expense(a)	1.2	0.6
Deferred revenue adjustment(b)	0.1	0.5
Management fee(c)	—	0.2
Other items(d)	3.8	4.5
Scheduling adjustment(e)	—	(0.5)
Adjusted EBITDA	$73.6	$72.4

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)

Deferred revenue balances in each of the opening balance sheets of acquired assets and liabilities for Connecting Point Marketing Group (“CPMG”), the National Pavement Expo and American Craft Retailers Expo, reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates.  If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustments of $0.1 million and $0.5 million, respectively, would not have been required and the revenues for the three months ended March 31, 2018 and 2017 would have increased by $0.1 million and $0.5 million, respectively.

(c)

Represented the quarterly portion of the annual management fee of $0.2 million for the three months ended March 31, 2017 payable to an affiliate of Onex under the Services Agreement. In connection with the IPO, the Services Agreement was terminated and the management fee will no longer be paid.

(d)

Other items for the three months ended March 31, 2018 included: (i) $1.0 million in transaction costs in connection with certain acquisition transactions, (ii) $1.0 million in legal, accounting and consulting fees related to the Secondary Offering and other related activities and (iii) $1.8 million in transition costs. Other items for the three months ended March 31, 2017 included: (i) $1.6 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period, (ii) $2.6 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $0.3 million in transition costs.

(e)	Reflects the EBITDA of a trade show that staged in the first quarter of 2017 and the second quarter of 2018.
(4)

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

For example, we exclude the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, impairment charges and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of our financial performance. This measure also reflects an adjustment for the difference between cash amounts paid in respect of taxes and the amount of tax recorded in accordance with GAAP. Each of the normal recurring adjustments and other adjustments described in this paragraph help to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are noncash expenses.

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. The most directly comparable GAAP measure to Adjusted Net Income is net income. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$38.1	$28.3
Add (deduct):
Stock-based compensation expense(a)	1.2	0.6
Deferred revenue adjustment(b)	0.1	0.5
Management fee(c)	—	0.2
Other items(d)	3.8	4.5
Amortization of deferred financing fees and discount	0.3	0.9
Amortization of (acquired) intangible assets(e)	10.9	10.1
Tax adjustments related to non-GAAP adjustments(f)	(4.0)	(6.6)
Adjusted Net Income	$50.4	$38.5

(a)	Represented costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)	Represented the deferred revenue charge described in Note 3(b) above.
(c)	Represented the quarterly portion of the annual management fee described in Note 3(c) above.
(d)	Represented other items described in Note 3(d) above.
(e)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over a period ranging from seven to ten years from the date of each acquisition.

(f)	Reflected application of U.S. federal and state enterprise tax rate of 24.7% and 39.7% in the three months ended March 31, 2018 and 2017, respectively.

(5)

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

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$20.6	$28.8
Less:
Capital expenditures	0.5	0.3
Free Cash Flow	$20.1	$28.5

Revenues

Revenues of $142.2 million for the three months ended March 31, 2018 increased $6.5 million, or 4.8%, from $135.7 million for the comparable period in the prior year. The increase in revenues reflected the $8.2 million contribution from the CPMG business, acquired in November 2017 and was offset by certain discontinued events and a small show scheduling difference. Organic trade show revenues were largely flat.  Growth in several of the quarter’s trade shows, including the Kitchen & Bath Industry Show (“KBIS”), Pizza Expo and the Swim Collective and Active Collective (“Collective”) trade shows was offset by revenue declines at the ASD Marketweek and NY NOW shows.  In addition, despite an expanded show in its new Denver venue, the Outdoor Retailer + Snow Show first quarter revenues declined versus prior year, primarily as a result of transitional pricing accommodations provided to the exhibitors as a result of the SnowSports Industries America Snow Show acquisition in 2017.

Cost of Revenues

Cost of revenues of $41.4 million for the three months ended March 31, 2018 increased $4.8 million, or 13.1%, from $36.6 million for the comparable period in the prior year. This increase was largely driven by the $3.7 million of incremental costs attributable to CPMG’s revenues, offset by $1.0 million of cost savings from the discontinued events and show scheduling difference mentioned above.  The remaining $2.1 million increase in cost of revenues reflected incremental costs in several trade shows that grew in the quarter, primarily KBIS sponsorship costs and Collective trade show decorator expenses, offset by modest cost savings from events with lower revenues.  In addition, the Outdoor Retailer + Snow Show incurred a $0.6 million one-time cost for the first event held in Denver.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $32.3 million for the three months ended March 31, 2018 increased $0.3 million, or 1.0%, from $32.0 million for the comparable period in the prior year. Incremental costs from the CPMG acquisition contributed $1.1 million to selling, general and administrative expense, stock-based compensation was $0.6 million higher and costs associated with operating as a public company were $1.0 million higher in the quarter. One-time acquisition transaction costs, transition costs and IPO, secondary offering and other related activities costs were $1.4 million lower, in aggregate, than the first quarter of 2017.  The remaining $1.0 million of selling, general and administrative cost savings were generated by management-led initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense of $11.4 million for the three months ended March 31, 2018 increased $0.8 million, or 7.5%, from $10.6 million for the comparable period in the prior year. The increase was primarily comprised of additional intangible asset amortization related to intangible assets acquired in the 2017 acquisitions.

Interest Expense

Interest expense of $6.5 million for the three months ended March 31, 2018 decreased $3.1 million, or 32.3%, from $9.6 million for the comparable period in the prior year. The decrease was primarily attributable to the $2.2 million reduction in interest expense resulting from the repayment of $159.2 million in the principal amount of our then existing senior secured credit facilities in May 2017, which was made using the proceeds to us from the IPO along with cash on hand, as well as the refinancing of our then existing senior secured credit facilities with the Amended and Restated Senior Secured Credit Facilities on May 22, 2017 (the “2017 Refinancing”), and the November 2017 repricing of the Amended and Restated Senior Secured Credit Facilities. An additional $0.6 million in amortization of deferred financing fees and debt discount was realized from the lower interest rate and extended repayment terms related to the 2017 Refinancing.  Interest expense related to the Company’s interest rate swap decreased by $0.3 million in the three months ended March 31, 2018 from the comparable period in the prior year.

Provision for Income Taxes

For the three months ended March 31, 2018 and 2017, we recorded provisions for income taxes of $12.5 million and $18.6 million, respectively, which resulted in an effective tax rate of 24.7% and 39.7% for the three months ended March 31, 2018 and 2017, respectively. The decrease in our provision for income taxes of $6.1 million for the three months ended March 31, 2018 compared to the comparable period in the prior year was primarily attributable to the enactment of the Tax Act on December 22, 2017.  The Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $38.1 million for the three months ended March 31, 2018 increased $9.8 million, from $28.3 million for the comparable period in the prior year. The increase in net income as of March 31, 2018 compared to March 31, 2017 was primarily attributable to a lower provision for income taxes related to the decrease in the corporate income tax rate from 35% to 21% and to a lower interest expense resulting from the reduction in the principal amount of our indebtedness related to the 2017 Refinancing (See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements included elsewhere in this quarterly report on Form 10-Q for additional information with respect to the Amended and Restated Senior Secured Credit Facilities) as of March 31, 2018, as compared to March 31, 2017.

Adjusted EBITDA of $73.6 million for the three months ended March 31, 2018 increased $1.2 million, or 1.7%, from $72.4 million for the comparable period in the prior year. The increase in Adjusted EBITDA for the three months ended March 31, 2018 is primarily attributable to the impact of the $9.8 million increase in net income and a $0.8 million increase in the depreciation and amortization add-back partly offset by a lower interest expense add-back, which decreased $3.1 million from the comparable period in the prior year, and a $6.1 million decrease in the provision for income taxes add-back.

Adjusted Net Income for the three months ended March 31, 2018 of $50.4 million increased $11.9 million, or 30.9%, from $38.5 million for the comparable period in the prior year. The increase in Adjusted Net Income for the three months ended March 31, 2018 is also attributable to the $9.8 million increase in net income and a $2.6 million decrease for income tax adjustments to net income which was due to the Company’s overall lower effective tax rate in the three months ended March 31, 2018 compared to the comparable period in the prior year.  These increases were partly offset by a $0.7 million decrease in the add-back for Other items.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.” For a discussion of our presentation of Adjusted Net Income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.”

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

We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under the Amended and Restated Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under the Amended and Restated Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next twelve months. We currently anticipate incurring less than $2.0 million of capital expenditures for property and equipment during 2018. We may draw on the Amended and Restated Revolving Credit Facility from time to time to fund or partially fund acquisitions.

As of March 31, 2018, we had $560.8 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with an additional $149.1 million available to borrow (after giving effect to $0.9 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

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

As of March 31, 2018, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017. On May 1, 2018 the Company’s Board of Directors approved a 3.6% increase in the quarterly cash dividend rate, from $0.07 per share to $0.0725 per share for the quarter ending June 30, 2018 to holders of our common stock. The dividend amount is expected to be paid on or about May 30, 2018 to stockholders of record on May 15, 2018. The payment of the dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 72,814,469 shares of common stock outstanding as of April 30, 2018, this dividend policy implies a quarterly cash requirement of approximately $5.3 million (or an annual cash requirement of approximately $21.2 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness, including the Amended and Restated Senior Secured Credit Facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us (See “—Liquidity and Capital Resources”). We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$20.6	$28.8
Net cash used in investing activities	$(0.5)	$(39.4)
Net cash (used in) provided by financing activities	$(4.0)	$11.5

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2018 decreased $8.2 million, or 28.5%, to $20.6 million from $28.8 million during the comparable period in the prior year. The decrease was primarily due to a $13.7 million decrease in change in deferred income tax liabilities due to a larger percentage of our income tax expense flowing through current expense versus deferred and a $5.6 million increase in cash used for working capital, which were partly offset by a $9.8 million increase in net income, an $0.8 million increase in depreciation and amortization expense and a $0.5 million increase in the adjustment for contingent consideration remeasurement. Net income plus noncash items provided operating cash flows of $51.6 million and $54.2 million for the three months ended March 31, 2018 and 2017, respectively. Cash used for operating activities reflects the use of $31.0 million and $25.4 million for working capital in the three months ended March 31, 2018 and 2017, respectively.

Investing Activities

Investing activities consist of business acquisitions, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2018 decreased $38.9 million, to $0.5 million from $39.4 million in the comparable period in the prior year. The decrease was due to the completion of two acquisitions closing during the three months ended March 31, 2017, while no acquisitions were completed in the current quarter. The two acquisitions in the first quarter of 2017 were completed for an aggregate cash consideration of $39.1 million. See Note 4 in the notes to the condensed consolidated financial statements for additional information with respect to the acquisitions we closed in the three months ended March 31, 2017. In 2018, our primary investing cash outflows consisted of $0.3 million for capital expenditures and $0.2 million for intangible assets. We have minimal capital expenditure requirements. Capital expenditures totaled $0.5 million and $0.3 million, in the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the three months ended March 31, 2018 was $4.0 million, primarily comprised of a $5.1 million quarterly dividend payment and $1.4 million in a scheduled quarterly principal payment on the Amended and Restated Term Loan Facility.  These uses of cash were partly offset by $2.5 million in proceeds from the issuance of common stock associated with stock option exercises.

Free Cash Flow

Free Cash Flow of $20.1 million for the three months ended March 31, 2018 decreased $8.4 million, or 29.5%, from $28.5 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017.”

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

The interest rate swap and floor have not been designated as effective hedges for accounting purposes. Accordingly, we mark to market the interest rate swap and floor quarterly with the unrealized gain or loss recognized in unrealized net loss on interest swap and floor in our condensed consolidated statements of income and comprehensive income, and the net liability included in accounts payable and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.

For the three months ended March 31, 2018 we recorded an unrealized net loss of $0.5 million and a realized gain of $0.3 million on our interest rate swap and floor agreements. For the three months ended March 31, 2017, we recorded an unrealized net loss of $0.4 million and a realized loss of $0.4 million on our interest rate swap and floor agreements. The impact of the gains and losses on the interest rate swap and floor agreements are recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At March 31, 2018 and December 31, 2017, the liability related to the swap and floor contracts was $0.3 million and $0.8 million, respectively, and was included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into, any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2018, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates.

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

Our accounting policies are more fully described in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report. Management has discussed the selection of these critical accounting policies and estimates with members of our board of directors. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report, except with respect to our revenue recognition practices included in Note 3: “Revenues” in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q, there have been no changes to the critical accounting policies.

Recently Issued Accounting Pronouncements

See Item 1 of Part I, “Financial Statements – Note 2 – Recent Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

See Item 1 of Part I, “Financial Statements – Note 2 – Recent Accounting Pronouncements.”

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year; (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities or (iv) the last day of the fiscal year ending December 31, 2022. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations, and may elect to take advantage of other reduced reporting obligations in the future.

The JOBS Act permits an emerging growth company like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have chosen to irrevocably “opt out” of this provision and, as a result, we will comply with new or revised accounting standards when they are required to be adopted by public companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of March 31, 2018, we had $560.8 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2018.

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modify our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Amended and Restated Term Loan Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The swap agreement involves the receipt of floating rate amounts at three-month LIBOR in exchange for fixed rate interest payments at 2.705% over the life of the agreement without an exchange of the underlying principal amount of $100.0 million. When the three-month LIBOR rate drops below 1.25%, the interest rate floor contract requires us to make variable payments based on an underlying principal amount of $100.0 million and the differential between the three-month LIBOR rate and 1.25%. The interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018.

The interest rate swap and floor have not been designated as effective hedges for accounting purposes. Accordingly, we have marked to market the interest rate swap and floor quarterly with the unrealized and realized gain or loss recognized in interest expense, in the consolidated statements of income and comprehensive income and the net liability included in accounts payable and other current liabilities in the consolidated balance sheets.

For the three months ended March 31, 2018 we recorded an unrealized gain of $0.5 million and a realized loss of $0.2 million on our interest rate swap and floor agreement. For the three months ended March 31, 2017, we recorded an unrealized gain of $0.4 million and a realized loss of $0.4 million on our interest rate swap and floor agreement. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At March 31, 2018 and December 31, 2017, the liability related to the swap and floor financial instruments was $0.3 million and $0.8 million, respectively. At March 31, 2018 and December 31, 2017, the $0.3 million and $0.8 million, respectively, of interest rate swap and floor liability is included in accounts payable and other current liabilities on the consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2018.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in our Annual Report on Form 10-K, filed with the SEC on February 22, 2018, which is accessible on the SEC’s website at www.sec.gov.

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

EMERALD EXPOSITIONS EVENTS, INC.

Date: May 10, 2018	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)