Form 10-Q
period 2018-06-30
Emerald Expositions Events, Inc.
filed 2018-08-09
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 6, 2018, there were 73,052,173 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic conditions;
•	reputation of a trade show’s brand;
•	our ability to secure desirable dates and locations for our trade shows;
•	disruptions in global or local travel conditions or terrorist actions and communicable diseases;
•	ability to monitor and respond to changing market trends;
•	the failure to attract high-quality exhibitors and attendees;
•	competition from existing operators or new competitors;
•	our top five trade shows generate a significant portion of our revenues;
•	risks associated with our acquisition strategy and our ability to execute this strategy to accelerate growth;
•	the effect of shifts in marketing and advertising budgets to online initiatives;
•	our ability to retain our senior management team and our reliance on key full-time employees;
•	the use of third party agents whom we do not control;
•	our and our exhibitors’ reliance on a limited number of outside contractors;
•	changes in legislation, regulation and government policy;
•	our relationships with industry associations;
•	risks and costs associated with new trade show launches;
•	that we do not own certain of the trade shows that we operate;
•	the infringement or invalidation of proprietary rights;
•	disruption of our information technology systems;
•	the failure to maintain the integrity or confidentiality of employee or customer data;
•	risks associated with event cancellations or interruptions;
•	risks associated with material litigation;
•	our potential inability to utilize tax benefits associated with our favorable tax attributes;

•	risks associated with previously identified or future material weaknesses; and
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	June 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$34.5	$10.9
Trade and other receivables, net of allowance for doubtful accounts of $0.6 million and $0.8 million as of June 30, 2018 and December 31, 2017, respectively.	79.3	62.7
Prepaid expenses	13.2	19.9
Total current assets	127.0	93.5
Noncurrent assets
Property and equipment, net	3.9	3.8
Goodwill	993.1	993.7
Intangible assets, net	523.8	545.0
Other noncurrent assets	1.6	1.9
Total assets	$1,649.4	$1,637.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$31.4	$25.0
Deferred revenues	180.2	192.6
Term loan, current portion	5.7	5.7
Total current liabilities	217.3	223.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	526.5	548.5
Deferred tax liabilities, net	100.4	100.2
Other noncurrent liabilities	2.6	4.7
Total liabilities	846.8	876.7
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares: 80,000 at June 30, 2018 and December 31, 2017: no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; authorized shares: 800,000 at June 30, 2018 and December 31, 2017; issued and outstanding shares: 73,044 and 72,604 at June 30, 2018 and December 31, 2017, respectively	0.7	0.7
Additional paid-in capital	684.8	677.1
Retained earnings	117.1	83.4
Total shareholders’ equity	802.6	761.2
Total liabilities and shareholders’ equity	$1,649.4	$1,637.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

(dollars in millions, share data in thousands except earnings per share)	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Revenues	$78.4	$74.1	$220.6	$209.8
Cost of revenues	24.4	21.6	65.8	58.2
Selling, general and administrative expense	28.0	34.5	60.3	66.5
Depreciation and amortization expense	11.4	10.8	22.8	21.4
Operating income	14.6	7.2	71.7	63.7
Interest expense	7.3	14.6	13.8	24.2
Loss on extinguishment of debt	—	3.0	—	3.0
Income (loss) before income taxes	7.3	(10.4)	57.9	36.5
Provision for (benefit from) income taxes	1.4	(4.3)	13.9	14.2
Net income (loss) and comprehensive income	$5.9	$(6.1)	$44.0	$22.3
Basic earnings (loss) per share	$0.08	$(0.09)	$0.60	$0.34
Diluted earnings (loss) per share	$0.08	$(0.09)	$0.58	$0.33
Basic weighted average common shares outstanding	72,896	69,102	72,806	65,484
Diluted weighted average common shares outstanding	75,821	69,102	75,817	68,393

Dividend declared per common share	$0.0725	$0.07	$0.1425	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating activities
Net income	$44.0	$22.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2.6	1.2
Provision for doubtful accounts	0.2	—
Depreciation and amortization	22.8	21.4
Amortization of deferred financing fees and debt discount	1.0	3.8
Unrealized gain on interest rate swap and floor	(0.7)	(0.6)
Deferred income taxes	0.2	10.8
Loss on extinguishment of debt	—	3.0
Remeasurement of contingent consideration	0.5	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(16.8)	(12.5)
Prepaid expenses	6.7	9.0
Other noncurrent assets	0.1	0.6
Accounts payable and other current liabilities	4.7	12.7
Income tax payable	3.6	—
Deferred revenues	(12.3)	(12.6)
Other noncurrent liabilities	(2.2)	(0.7)
Net cash provided by operating activities	54.4	58.4
Investing activities
Acquisition of businesses	—	(55.5)
Purchases of property and equipment	(0.6)	(0.3)
Purchases of intangible assets	(2.1)	(0.3)
Net cash used in investing activities	(2.7)	(56.1)
Financing activities
Payment of contingent consideration	—	(8.3)
Proceeds from borrowings on revolving credit facility	—	25.0
Repayment of revolving credit facility	—	(25.0)
Proceeds from borrowings on term loan	—	13.1
Repayment of principal on term loan	(22.8)	(161.4)
Fees paid for debt issuance	—	(4.8)
Cash dividends paid	(10.4)	(5.0)
Payment of costs related to the initial public offering	—	(6.4)
Proceeds from exercise of stock options	5.1	—
Proceeds from issuance of common stock	—	165.5
Net cash used in financing activities	(28.1)	(7.3)
Net increase (decrease) in cash and cash equivalents	23.6	(5.0)
Cash and cash equivalents
Beginning of period	10.9	14.9
End of period	$34.5	$9.9
Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2017 acquisition	$—	$3.8

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2017. The December 31, 2017 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2017.

The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately.  SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act.  The adoption of ASU 2018-05 had no material impact on the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.  See Note 11, Income Taxes, for disclosures related to this amended guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance only if there is a change to the value, vesting condition or award classification. The Company adopted ASU 2017-09 on January 1, 2018.  The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2018.

The Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) effective January 1, 2018 using the full retrospective method. As adoption of the standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows, no restatement is required for each reporting period presented prior to the period of initial application. Refer to Note 3 for additional disclosures required under ASC Topic 606.

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Certain updates are applicable immediately, but the majority of the amendments in ASU 2018-09 will be effective for annual periods beginning after December 15, 2018. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s condensed consolidated financial statements.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments made to nonemployees. Under ASU 2018-07, accounting for share-based payments made to nonemployees is substantially the same as the accounting for share-based payments made to employees. Share based awards to nonemployees will be measured at fair value on the grant date of the awards, with the need to assess the probability of satisfying performance conditions, if any are present. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform from the Tax Cuts and Jobs Act. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted.  Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. ASU 2016-02 is required for public companies for fiscal years beginning after December 15, 2018, and as originally issued, required modified retrospective adoption. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which provides an alternative transition method in addition to the existing method by allowing entities to apply ASU 2016-02 as of the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 also includes certain practical expedients that may be used in the adoption of the standard.

The Company plans to adopt both ASU 2016-02  and ASU 2018-11 effective January 1, 2019 and plans to use the available practical expedient keeping leases with an initial term of twelve months or less off of the balance sheet. Management is currently assessing the impact that adopting these new accounting standards will have on the Company’s condensed consolidated financial statements.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show. Trade show revenues represented approximately 77% and 83% of total revenues for the three and six months ended June 30, 2018, respectively. Trade show revenues represented approximately 80% and 87% of total revenues for the three and six months ended June 30, 2017, respectively.

The Company also generates registration and sponsorship revenue from the production of other events across a wide variety of forums. The Company recognizes other event revenue upon completion of each event.

Other marketing services revenues primarily consist of advertising sales for industry publications and are recognized in the period in which the publications are issued.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Current deferred revenues as of June 30, 2018 and 2017 were $180.2 million and $161.0 million, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of June 30, 2018 and 2017 were $0.5 million and 0.1million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and non-current portions, were $180.7 million and $161.1 million, as of June 30, 2018 and June 30, 2017, respectively.

The following table represents the deferred revenue activity for the six months ended June 30, 2018 and 2017, respectively:

(in millions)	2018	2017
Balance at beginning of period	$194.5	$172.4
Consideration earned during the period	(190.0)	(178.7)
Invoiced during the period	176.2	165.4
Additions related to business combinations	—	2.0
Balance at end of period	$180.7	$161.1

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2018	2017	2018	2017
Trade shows	$60.4	$59.0	$184.1	$183.5
Other events	11.5	8.1	24.5	13.1
Other marketing services	6.5	7.0	12.0	13.2
Total revenues	$78.4	$74.1	$220.6	$209.8

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

4.	Business Acquisitions

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
(in millions)	(Unaudited)
Pro-forma revenues	$78.7	$223.3
Pro-forma net (loss) income	$(5.1)	$25.3

5.	Goodwill and Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance at December 31, 2017	$993.7
CPMG adjustment	(0.6)
Balance at June 30, 2018	$993.1

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	December 31, 2017	Additions	Transfers	June 30, 2018
Indefinite-lived intangible assets
Trade names	$298.5	$—	$—	$298.5
Amortizable intangibles
Customer-related intangibles	408.8	—	—	408.8
Computer software	8.4	0.6	0.5	9.5
	715.7	0.6	0.5	716.8
Accumulated amortization
Customer-related intangibles	(165.7)	(21.7)	—	(187.4)
Computer software	(5.4)	(0.6)	—	(6.0)
	(171.1)	(22.3)	—	(193.4)
Capitalized software in progress	0.4	0.5	(0.5)	0.4
Total intangible assets, net	$545.0	$(21.2)	$—	$523.8

Amortization expense for the three and six months ended June 30, 2018 was $11.1 million and $22.3 million, respectively.  Amortization expense for the three and six months ended June 30, 2017 was $10.6 million and $21.0 million, respectively.

6.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Furniture, equipment and other	$5.6	$5.3
Leasehold improvements	2.4	2.1
	8.0	7.4
Less: Accumulated depreciation	(4.1)	(3.6)
Property and equipment, net	$3.9	$3.8

Depreciation expense related to property and equipment for the three and six months ended June 30, 2018 was $0.3 million and $0.5 million, respectively.  Depreciation expense related to property and equipment for the three and six months ended June 30, 2017 was $0.2 million and $0.4 million, respectively.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in millions)	June 30, 2018	December 31, 2017
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.84% and 4.42% as of June 30, 2018 and December 31, 2017, respectively) and due 2024, net(a)	$532.2	$554.2
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$526.5	$548.5

(a)

Amended and Restated Term Loan Facility as of June 30, 2018 is recorded net of unamortized discount of $3.3 million and net of unamortized deferred financing fees of $3.9 million.  Amended and Restated Term Loan Facility as of December 31, 2017 is recorded net of unamortized discount of $3.6 million and net of unamortized deferred financing fees of $4.4 million.

During the six months ended June 30, 2018, the Company made a voluntary debt prepayment of $20.0 million, which was applied to outstanding principal on the Amended and Restated Term Loan Facility.

During the six months ended June 30, 2018, Emerald Expositions Holding, Inc. (“EEH”) had no borrowings under its Amended and Restated Revolving Credit Facility.  During the six months ended June 30, 2017, EEH borrowed and repaid $25.0 million on its then existing revolving credit facility.  EEH had $0.9 million in stand-by letter of credit issuances under the Amended and Restated Revolving Credit Facility as of June 30, 2018 and December 31, 2017.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consist of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2018	2017	2018	2017
Senior secured term loan	$6.4	$7.3	$12.7	$15.7
Refinancing charges	—	3.9	—	3.9
Noncash interest for amortization of debt discount and debt issuance costs	0.7	2.9	1.0	3.8
Realized and unrealized gain (loss) on interest rate swap and floor, net	—	0.2	(0.3)	0.2
Revolving credit facility commitment fees	0.2	0.3	0.4	0.6
	$7.3	$14.6	$13.8	$24.2

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The Company made payments of $0.1 million and $0.4 million during the three months ended June 30, 2018 and 2017, respectively, representing the differential between the three-month LIBOR rate 2.302% and 2.705% and 1.15% and 1.25%, respectively, on the principal amount of $100.0 million. The Company made payments of $0.3 million and $0.7 million during the six months ended June 30, 2018 and 2017, respectively, representing the differential between the three-month LIBOR rate of 2.302% and 2.705% and 2.705% and 1.25%, respectively, on the principal amount of $100.0 million. The Company marks-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the condensed consolidated statements of income and comprehensive income. For the three and six months ended June 30, 2018, the Company recorded realized losses of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2017, the Company recorded realized losses of $0.4 million and $0.7 million, respectively. For the three and six months ended June 30, 2018, the Company recorded unrealized gains of $0.2 million and $0.7 million, respectively.  For the three and six months ended June 30, 2017, the Company recorded unrealized gains of $0.2 million and $0.6 million, respectively. The liability is included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of June 30, 2018, the Company was not required to test this financial covenant and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Fair Value Measurements

As of June 30, 2018, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$34.5	$34.5	$—	$—
Total assets at fair value	$34.5	$34.5	$—	$—
Liabilities
Interest rate swap and floor(a)	$0.2	$—	$0.2	$—
Total liabilities at fair value	$0.2	$—	$0.2	$—

(a)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

As of December 31, 2017, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10.9	$10.9	$—	$—
Total assets at fair value	$10.9	$10.9	$—	$—

Liabilities
Interest rate swap and floor(a)	$0.8	$—	$0.8	$—
Contingent consideration(a)	1.6	—	—	1.6
Total liabilities at fair value	$2.4	$—	$0.8	$1.6

(a)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

The contingent consideration liability of $1.6 million at December 31, 2017, was remeasured and increased by $0.5 million during the six months ended June 30, 2018 based upon the Company’s completed evaluation of the related revenue target and settled for a total of $2.1 million in April 2018. The change in the fair value of the liability was recorded in sales, general and administrative expense in the condensed consolidated statements of income and comprehensive income.  The $1.6 million contingent liability as of December 31, 2017 is reported as investing activities and the $0.5 million remeasurement and increase is reported as operating activities in the condensed consolidated statement of cash flows.

9.	Shareholders’ Equity and Stock-Based Compensation

Emerald Expositions Events, Inc. Common Stock Issuances

On May 1, 2018, the Board of Directors declared and approved a dividend on each share of common stock outstanding on the record date (May 15, 2018), payable to the Company’s common stock holders on May 29, 2018. The dividend payment was $0.0725 per share and resulted in an aggregate dividend payment of $5.3 million.

On January 26, 2018, the Board of Directors declared and approved a dividend on each share of common stock outstanding on the record date (February 9, 2018), payable to the Company’s common stock holders on February 23, 2018. The dividend payment was $0.07 per share and resulted in an aggregate dividend payment of $5.1 million.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

On April 28, 2017, the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. On May 3, 2017, the Company completed the initial public offering of its common stock. The Company sold a total of 10,333,333 shares of common stock.

Emerald Expositions Events, Inc. 2017 Omnibus Equity Plan (“the 2017 Plan”)

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

Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income (loss) and comprehensive income (loss). The related deferred tax benefit for stock-based compensation recognized was $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2017, respectively.

Restricted Stock Units

The Company periodically grants RSUs that contain service and, in certain instances, performance conditions to certain executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2018 was $0.7 million and $1.1 million, respectively.  Stock-based compensation relating to RSU activity was immaterial for the three and six months ended June 30, 2017.

RSU activity for the six months ended June 30, 2018 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2017	103	$22.03
Granted	170	21.81
Forfeited	(12)	22.45
Vested	(21)	21.76
Unvested balance, June 30, 2018	240	$21.88

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.7 million and $1.5 million for the three and six months ended June 30, 2018, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2017, respectively.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock option activity for the six months ended June 30, 2018, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
(share data in thousands, except per share data)			(years)	(millions)
Outstanding at December 31, 2017	6,553	$10.82
Granted	986	22.08
Exercised	(427)	11.87
Forfeited	(232)	15.03
Outstanding at June 30, 2018	6,880	$12.22	5.78	$59.1
Exercisable at June 30, 2018	4,594	$10.55	5.08	$46.2

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on June 30, 2018, for those options for which the market price was in excess of the exercise price.

There was a total of $4.5 million unrecognized stock-based compensation expense at June 30, 2018 related to unvested stock options and RSUs expected to be recognized over a weighted-average period of 0.9 years.

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

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, share data in thousands except earnings per share)	2018	2017	2018	2017
Net income (loss)	$5.9	$(6.1)	$44.0	$22.3
Weighted average common shares outstanding	72,896	69,102	72,806	65,484
Basic earnings (loss) per share	$0.08	$(0.09)	$0.60	$0.34
Net income (loss)	$5.9	$(6.1)	$44.0	$22.3
Weighted average common shares outstanding	72,896	69,102	72,806	65,484
Diluted effect of stock options	2,925	—	3,011	2,909
Diluted weighted average common shares outstanding	75,821	69,102	75,817	68,393
Diluted earnings (loss) per share	$0.08	$(0.09)	$0.58	$0.33
Anti-dilutive shares excluded from diluted earnings per share calculation	952	7,127	952	23

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Income Taxes

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

For the three months ended June 30, 2018 and 2017, the Company recorded a provision for income taxes and a benefit from income taxes of $1.4 million and $4.3 million, respectively, which resulted in effective tax rates of 19.2% and 41.3%, respectively.  For the six months ended June 30, 2018 and 2017, the Company recorded provisions for income taxes of $13.9 million and $14.2 million, respectively, which resulted in effective tax rates of 24.0% and 38.9%, respectively. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were $0.5 million as of June 30, 2018 and December 31, 2017.

Enactment of Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduces the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.

SAB No. 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. As of June 30, 2018, the Company has not completed its accounting for the tax effects of the enactment of the Tax Act; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances. The Company recognized a provisional tax benefit of $52.1 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. For the six months ended June 30, 2018, there have not been any adjustments made to these estimates. The Company is still analyzing the Tax Act and refining its calculations, which could potentially impact the measurement of its tax balances. The Company expects to complete its analysis within the measurement period in accordance with SAB No. 118.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	June 30, 2018	December 31, 2017
Accrued event costs	$12.8	$3.6
Income tax payable	3.6	—
Other current liabilities	5.5	6.4
Accrued personnel costs	6.1	7.6
Contingent consideration	—	1.6
Trade payables	3.3	5.3
Accrued interest	0.1	0.5
Total accounts payable and other current liabilities	$31.4	$25.0

Other current liabilities are primarily comprised of corporate accruals and the current portion of the liability related to the interest rate swap and floor contract. See Note 7, Long-Term Debt, for additional information.

14.	Subsequent Event

On July 31, 2018, the Company’s Board of Directors approved, and the Company subsequently declared, the payment of a cash dividend of $0.0725 per share for the quarter ending September 30, 2018 to holders of record of the Company’s common stock as of August 14, 2018. The payment is expected to be paid on or about August 28, 2018.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Market Fragmentation — The trade show industry is highly fragmented with the three largest companies, including us, comprising only 9% of the wider U.S. market according to the AMR International Globex Report 2017. This has afforded us the opportunity to acquire other trade show businesses, a growth opportunity we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.

•

Overall Economic Environment and Industry Sector Cyclicality — Our results of operations are correlated, in part, with the economic performance of the industry sectors that our trade shows serve, as well as the state of the overall economy.

•

Lag Time — As the majority of our exhibit space is sold during the twelve months prior to each trade show, there is often a timing difference between changes in the economic conditions of an industry sector vertical and their effect on our results of operations. This lag time can result in a counter-cyclical impact on our results of operations.

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

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to our lenders.  During the six months ended June 30, 2018, we paid interest to the lenders under our Amended and Restated Senior Secured Credit Facilities.

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

We used substantially all of our federal NOL carryforwards during 2017, and therefore expect our income tax payment obligations to increase in 2018. We also record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangibles assets, depreciation, stock-based compensation charges and deferred financing costs.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of the reduction in the tax rate, we were required to revalue our net deferred U.S. tax liabilities at December 31, 2017. The impact of the revaluation was a one-time benefit to income tax of $52.1 million for the year ended December 31, 2017. Also as a result of the reduction in the tax rate, we estimate our effective tax rate in 2018 will range between 25% to 27%.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.”

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 4 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.”

Results of Operations

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,
	2018	2017	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$78.4	$74.1	$4.3	5.8%
Cost of revenues	24.4	21.6	2.8	13.0%
Selling, general and administrative expenses(1)	28.0	34.5	(6.5)	(18.8)%
Depreciation and amortization expense	11.4	10.8	0.6	5.6%
Operating income	14.6	7.2	7.4	102.8%
Interest expense	7.3	14.6	(7.3)	(50.0%)
Loss on extinguishment of debt	—	3.0	(3.0)	(100.0%)
Income (loss) before income taxes	7.3	(10.4)	17.7	(170.2)%
Provision for (benefit from) income taxes	1.4	(4.3)	5.7	(132.6%)
Net income (loss) and comprehensive income (loss)	$5.9	$(6.1)	$12.0	(196.7)%

Other financial data (unaudited):
Adjusted EBITDA(2)	$29.2	$29.6	$(0.4)	(1.4)%
Adjusted Net Income(3)	$17.8	$12.2	$5.6	45.9%

(1)

Selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 included $5.5 million and $15.0 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended June 30, 2018 and 2017 were stock-based compensation expenses of $1.4 million and $0.6 million, respectively.

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

	Three Months Ended June 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income (loss)	$5.9	$(6.1)
Add (deduct):
Interest expense	7.3	10.7
Refinancing charges	—	3.9
Loss on extinguishment of debt(a)	—	3.0
Provision for (benefit from) income taxes	1.4	(4.3)
Depreciation and amortization expense	11.4	10.8
Stock-based compensation expense(b)	1.4	0.6
Deferred revenue adjustment(c)	0.1	—
Contract termination costs(d)	—	8.5
Other items(e)	1.7	2.0
Scheduling adjustment(f)	—	0.5
Adjusted EBITDA	$29.2	$29.6

(a)

On May 8, 2017, using the net proceeds from our IPO, we prepaid $159.2 million of borrowings under our term loan facility (as then in effect).  On May 22, 2017, we refinanced our Senior Secured Credit Facilities with the Amended and Restated Senior Secured Credit Facility.  In conjunction with the refinancing of our Senior Secured Credit Facilities, certain debt holders’ balances were fully extinguished.  As a result, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively, which were included in loss on extinguishment of debt in the Company’s condensed consolidated statements of income and comprehensive income.

(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”) and the 2017 Plan.
(c)

Deferred revenue balances in the opening balance sheets of acquired assets and liabilities for Connecting Point Marketing Group (“CPMG”) reflected the fair value of the assumed deferred revenue performance obligations its acquisition date.  If the business had been continuously owned by us throughout the quarterly periods presented, the fair value adjustment of $0.1 million for the three months ended June 30, 2018 would not have been required and the revenues for the three months ended June 30, 2018 would have increased by $0.1 million.

(d)	Represents contract termination costs incurred in connection with the relocation of the Outdoor Retailer show from Salt Lake City, Utah to Denver, Colorado.
(e)

Other items for the three months ended June 30, 2018 included: (i) $0.3 million in transaction costs in connection with certain acquisition transactions, and (ii) $1.4 million in transition costs. Other items for the three months ended June 30, 2017 included: (i) $1.1 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period, (ii) $0.3 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $0.6 million in transition costs.

(f)	Reflects the EBITDA of a trade show that staged in the first quarter of 2017 and the second quarter of 2018.

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

	Three Months Ended June 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income (loss)	$5.9	$(6.1)
Add (deduct):
Refinancing charges	—	3.9
Loss on extinguishment of debt(a)	—	3.0
Stock-based compensation expense(b)	1.4	0.6
Deferred revenue adjustment(c)	0.1	—
Contract termination costs(d)	—	8.5
Other items(e)	1.7	2.0
Amortization of deferred financing fees and discount	0.7	2.9
Amortization of (acquired) intangible assets(f)	10.8	10.3
Tax adjustments related to non-GAAP adjustments(g)	(2.8)	(12.9)
Adjusted Net Income	$17.8	$12.2
(a)	Represents the unamortized deferred financing fees and original issuance discount written off as a result of the refinancing described in footnote 2(a) above.
(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(c)	Represents the deferred revenue charge described in footnote 2(c) above.
(d)	Represents contract termination costs described in footnote 2(d) above.
(e)	Represents other items described in footnote 2(e) above.
(f)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over a period ranging from seven to ten years from the date of each acquisition.

(g)	Reflects application of U.S. federal and state enterprise tax rate of 19.2% and 41.3% in the three months ended June 30, 2018 and 2017, respectively.

Revenues

Revenues of $78.4 million for the three months ended June 30, 2018 increased $4.3 million, or 5.8%, from $74.1 million for the comparable period in the prior year. Organic revenues for the trade show portfolio increased approximately 3% over the same quarter in the prior year, with growth in several of the quarter’s largest trade shows, including Hospitality Design, International Contemporary Furniture Fair (“ICFF”) and Couture. Overall organic growth was flat versus the second quarter of 2017 as the trade show growth was offset by a decline in the Other Events portfolio revenues, mainly attributable to weakness in our HOW Design Live conference and several publications within the Other Marketing Services portfolio.

The CPMG business, acquired in November 2017, contributed $4.8 million in revenues in the second quarter of 2018.  In addition, revenues were slightly reduced by the impact of events that were discontinued between the second quarter of 2017 and the second quarter of 2018, partially offset by the benefit of a small show that moved from the first quarter last year to the second quarter this year.

Cost of Revenues

Cost of revenues of $24.4 million for the three months ended June 30, 2018 increased $2.8 million, or 13.0%, from $21.6 million for the comparable period in the prior year. This increase was largely driven by incremental costs attributable to CPMG’s revenues as well as organic growth, which was primarily related to trade shows that grew in the quarter, notably ICFF and Couture.  In addition, cost of revenues increased slightly due to the show that moved from the first quarter of 2017 to the second quarter of 2018, offset by cost reductions related to several small discontinued events.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $28.0 million for the three months ended June 30, 2018 decreased $6.5 million, or 18.8%, from $34.5 million for the comparable period in the prior year. The decrease was primarily driven by $8.5 million of non-recurring contract termination costs incurred in the second quarter of 2017 related to the relocation of a trade show.  SG&A for the second quarter of 2018 included incremental costs from the CPMG acquisition and organic growth of $1.2 million, an $0.8 million increase in stock based compensation and a $0.3 million increase in costs associated with operating as a public company, partly offset by one-time acquisition transaction costs, IPO and other related activities costs and transition costs that were $0.3 million lower, in aggregate, than in the comparable period in the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense of $11.4 million for the three months ended June 30, 2018 increased $0.6 million, or 5.6%, from $10.8 million for the comparable period in the prior year. The increase was primarily comprised of additional intangible asset amortization related to intangible assets acquired in the 2017 acquisitions.

Interest Expense

Interest expense of $7.3 million for the three months ended June 30, 2018 decreased $7.3 million, or 50.0%, from $14.6 million for the comparable period in the prior year. The decrease was primarily attributable to (i) the non-recurrence of $3.9 million in fees incurred in the second quarter of 2017 related to the refinancing of our then existing senior secured credit facilities with the Amended and Restated Senior Secured Credit Facilities on May 22, 2017 (the “2017 Refinancing”), (ii) a $2.2 million reduction in amortization of deferred financing fees and debt discount realized from the lower interest rate and extended repayment terms related to the 2017 Refinancing and (iii) a $0.9 million decrease in interest expense resulting from the repayment of $159.2 million in the principal amount of our then existing senior secured credit facilities in May 2017, the 2017 Refinancing and the November 2017 repricing of the Amended and Restated Senior Secured Credit Facilities.  Interest expense related to our interest rate swap and revolver decreased by $0.3 million in the three months ended June 30, 2018 from the comparable period in the prior year.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was zero for the three months ended June 30, 2018 compared to $3.0 million for the comparable period in the prior year. The decrease was attributable to the non-recurrence of unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively, incurred in conjunction with the 2017 Refinancing.

Provision for Income Taxes

For the three months ended June 30, 2018 and 2017, we recorded a provision for income taxes of $1.4 million and benefit from income taxes of $4.3 million, respectively, which resulted in an effective tax rate of 19.2% and 41.3% for the three months ended June 30, 2018 and 2017, respectively. The increase in our provision for income taxes of $5.7 million for the three months ended June 30, 2018 compared to the comparable period in the prior year was primarily attributable to an increase in pretax income, partially offset by the enactment of the Tax Act on December 22, 2017.  The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $5.9 million for the three months ended June 30, 2018 increased $12.0 million, from a net loss of $6.1 million for the comparable period in the prior year. The increase was primarily attributable to lower interest expense resulting from the reduction in the principal amount of our indebtedness related to the 2017 Refinancing, the loss on extinguishment of debt incurred in the quarter ended June 30, 2017, and an increase in operating income.  These increases were partially offset by a higher provision for income taxes as described above.

Adjusted EBITDA of $29.2 million for the three months ended June 30, 2018 decreased $0.4 million, or 1.4%, from $29.6 million for the comparable period in the prior year. The decrease was primarily attributable to the impact of non-recurring add-backs from the second quarter of 2017 including contract termination charges of $8.5 million, refinancing charges of $3.9 million and the $3.0 million loss on extinguishment of debt.  In addition, the interest expense add-back decreased $3.4 million from the comparable period in the prior year.  These decreases were partially offset by the $12.0 million increase in net income and a $5.7 million increase in the provision for income taxes add-back.

Adjusted Net Income for the three months ended June 30, 2018 of $17.8 million increased $5.6 million, or 45.7%, from $12.2 million for the comparable period in the prior year. The increase was attributable to the $12.0 million increase in net income and a $10.1 million decrease for income tax adjustments partly offset by the non-recurring add-backs from the second quarter of 2017 discussed above, a $2.2 million decrease in amortization of deferred financing fees and discount and a $0.8 million increase in the stock-based compensation add-back.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.”

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$220.6	$209.8	$10.8	5.1%
Cost of revenues(1)	65.8	58.2	7.6	13.1%
Selling, general and administrative expenses(2)	60.3	66.5	(6.2)	(9.3)%
Depreciation and amortization expense	22.8	21.4	1.4	6.5%
Operating income	71.7	63.7	8.0	12.6%
Interest expense	13.8	24.2	(10.4)	(43.0)%
Loss on extinguishment of debt	—	3.0	(3.0)	(100.0)%
Income before income taxes	57.9	36.5	21.4	58.6%
Provision for income taxes	13.9	14.2	(0.3)	(2.1)%
Net income and comprehensive income	$44.0	$22.3	$21.7	97.3%

Other financial data (unaudited):
Adjusted EBITDA(3)	$102.8	$102.0	$0.8	0.8%
Adjusted Net Income(4)	$67.6	$51.6	$16.0	31.0%
Free Cash Flow(5)	$51.7	$57.8	$(6.1)	(10.6)%

(1)	Cost of revenues for the six months ended June 30, 2018 and 2017 included $0.6 million and zero, respectively, in transition and integration costs.
(2)

Selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 included $5.5 million and $15.0 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the six months ended June 30, 2018 and 2017 were stock-based compensation expenses of $2.6 million and $1.2 million, respectively.

(3)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “-Results of Operations- Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017”.

	Six Months Ended June 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$44.0	$22.3
Add:
Interest expense	13.8	20.3
Refinancing charges	—	3.9
Loss on extinguishment of debt(a)	—	3.0
Provision for income taxes	13.9	14.2
Depreciation and amortization expense	22.8	21.4
Stock-based compensation expense(b)	2.6	1.2
Deferred revenue adjustment(c)	0.2	0.5
Management fee(d)	—	0.2
Contract termination costs(e)	—	8.5
Other items(f)	5.5	6.5
Adjusted EBITDA	$102.8	$102.0
(a)	Represents the unamortized deferred financing fees and original issuance discount written off as a result of the refinancing described in footnote 2(a) above.

(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(c)

Deferred revenue balances in the opening balance sheets of acquired assets and liabilities for CPMG, Pavement and ACRE reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates.  If the business had been continuously owned by us throughout the quarterly periods presented, the fair value adjustments of $0.2 million and $0.5 million, respectively, would not have been required and the revenues for the six months ended June 30, 2018 and 2017 would have been higher by $0.2 million and $0.5 million, respectively.

(d)

Represents the pro-rated portion of the annual management fee of $0.8 million paid to an affiliate of Onex under the Services Agreement.  In connection with the IPO, the Services Agreement was terminated and the management fee will no longer be paid.

(e)	Represents contract termination costs incurred in connection with the relocation of the Outdoor Retailer show from Salt Lake City, Utah to Denver, Colorado.
(f)

Other items for the six months ended June 30, 2018 included: (i) $1.3 million in transaction costs in connection with certain acquisition transactions, (ii) $1.0 million in legal, accounting and consulting fees related to our secondary offering and other related activities and (iii) $3.2 million in transition costs. Other items for the six months ended June 30, 2017 included: (i) $2.7 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period, (ii) $3.0 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $0.8 million in transition costs.

(4)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 3 to the table under the heading “-Results of Operations- Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017”.

	Six Months ended June 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$44.0	$22.3
Add (Deduct):
Refinancing charges	—	3.9
Loss on extinguishment of debt(a)	—	3.0
Stock-based compensation expense(b)	2.6	1.2
Deferred revenue adjustment(c)	0.2	0.5
Management fee(d)	—	0.2
Contract termination costs(e)	—	8.5
Other items(f)	5.5	6.5
Amortization of deferred financing fees and discount	1.0	3.8
Amortization of (acquired) intangible assets(g)	21.7	20.4
Tax adjustments related to non-GAAP adjustments(h)	(7.4)	(18.7)
Adjusted Net Income	$67.6	$51.6

(a)	Represents the unamortized deferred financing fees and original issuance discount written off as a result of the refinancing described in footnote 2(a) above.

(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(c)	Represents the deferred revenue charge as described in footnote 3(c) above.
(d)	Represents the portion of the annual management fee described in footnote 3(d) above.
(e)	Represents contract termination costs described in footnote 3(e) above.
(f)	Represents other items described in footnote 3(f) above.
(g)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time.  These acquired intangible assets are amortized over an extended period ranging from seven to ten years from the date of each acquisition.

(h)	Reflects the application of U.S. federal and state enterprise tax rate of 24.0% and 38.9% for the six months ended June 30, 2018 and 2017, respectively.

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

	Six Months Ended June 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$54.4	$58.4
Less:
Capital expenditures	2.7	0.6
Free Cash Flow	$51.7	$57.8

Revenues

Revenues of $220.6 million for the six months ended June 30, 2018 increased $10.8 million, or 5.1%, from $209.8 million for the comparable period in the prior year. The increase in revenues reflected the $13.0 million contribution from the CPMG business, acquired in November 2017 and was partially offset by a $2.0 million decrease in revenues related to certain discontinued events. Organic trade show revenues for the six months ended June 30, 2018 increased $2.1 million, or 1.2% compared to the comparable period in the prior year.  Growth in several of the year’s trade shows, including the Kitchen & Bath Industry Show (“KBIS”), Pizza Expo, Hospitality Design, ICFF, Couture and the Swim Collective and Active Collective (“Collective”) trade shows was partially offset by revenue declines at the ASD Marketweek and NY NOW shows.  In addition, despite an expanded show in its new Denver venue, the Outdoor Retailer + Snow Show first quarter revenues declined slightly versus prior year, primarily as a result of transitional pricing accommodations provided to the exhibitors as a result of the SnowSports Industries America Snow Show acquisition in 2017.  The trade show growth was partially offset by a $2.5 million decline in revenues in other areas of the portfolio, mainly attributable to weakness with HOW Design Live conference within Other Events and several publications within Other Marketing Services.

Cost of Revenues

Cost of revenues of $65.8 million for the six months ended June 30, 2018 increased $7.6 million, or 13.1%, from $58.2 million for the comparable period in the prior year. This increase was largely driven by $8.3 million of incremental costs attributable to CPMG’s revenues as well as organic growth, which was primarily related to trade shows that grew in the period, notably KBIS sponsorship costs, Collective trade show decorator expenses as well as ICFF and Couture production expenses, partially offset by $1.3 million of cost savings from discontinued events.  In addition, the Outdoor Retailer + Snow Show incurred a $0.6 million one-time cost for the first event held in Denver.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $60.3 million for the six months ended June 30, 2018 decreased $6.2 million, or 9.3%, from $66.5 million for the comparable period in the prior year. Incremental costs from the CPMG acquisition and organic growth contributed $2.3 million to selling, general and administrative expense, stock-based compensation was $1.4 million higher and costs associated with operating as a public company were $1.3 million higher in the six months ended June 30, 2018. Contract termination costs decreased by $8.5 million and one-time acquisition transaction costs, transition costs and IPO, secondary offering and other related activities costs were $1.8 million lower, in aggregate, than for the comparable period in the prior year. Cost reductions from discontinued events resulted in cost savings of $0.4 million. The remaining $0.5 million of selling, general and administrative cost savings were generated by management-led initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense of $22.8 million for the six months ended June 30, 2018 increased $1.4 million, or 6.5%, from $21.4 million for the comparable period in the prior year. The increase was primarily comprised of additional intangible asset amortization related to intangible assets acquired in the 2017 acquisitions.

Interest Expense

Interest expense of $13.8 million for the six months ended June 30, 2018 decreased $10.4 million, or 43.0%, from $24.2 million for the comparable period in the prior year. The decrease was primarily attributable to (i) the non-recurrence of $3.9 million in fees incurred in the second quarter of 2017 related to the 2017 Refinancing, (ii) a $3.0 million decrease in interest expense resulting from the repayment of $159.2 million in the principal amount of our then existing senior secured credit facilities in May 2017 and (iii) a $2.8 million reduction in amortization of deferred financing fees and debt discount realized from the lower interest rate and extended repayment terms related to the 2017 Refinancing.  Interest expense related to the Company’s interest rate swap and revolver decreased by $0.7 million in the six months ended June 30, 2018 from the comparable period in the prior year.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was zero and $3.0 million for the six months ended June 30, 2018 and 2017, respectively.  In conjunction with the 2017 Refinancing certain debt holders’ balances were fully extinguished. As a result, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively

Provision for Income Taxes

For the six months ended June 30, 2018 and 2017, we recorded a provision for income taxes of $13.9 million and $14.2 million, respectively, which resulted in an effective tax rate of 24.0% and 38.9% for the six months ended June 30, 2018 and 2017, respectively. The decrease in our provision for income taxes of $0.3 million for the six months ended June 30, 2018 compared to the comparable period in the prior year was primarily attributable to the enactment of the Tax Act on December 22, 2017, partially offset by the increase in income before income taxes.  The Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $44.0 million for the six months ended June 30, 2018 increased $21.7 million, from $22.3 million for the comparable period in the prior year. The increase was primarily attributable to lower interest expense related to the 2017 Refinancing and the November 2017 repricing of the Amended and Restated Senior Secured Credit Facilities, the $3.0 million loss on extinguishment of debt in the second quarter of 2017 and an increase in operating income.

Adjusted EBITDA of $102.8 million for the six months ended June 30, 2018 increased $0.8 million, or 0.8%, from $102.0 million for the comparable period in the prior year. The increase in Adjusted EBITDA for the six months ended June 30, 2018 is primarily attributable to the increase in net income and stock-based compensation, partially offset by the impact of non-recurring add-backs from the second quarter of 2017 including contract termination charges of $8.5 million, refinancing charges of $3.9 million and the $3.0 million loss on extinguishment of debt.  In addition, the interest expense add-back decreased $3.4 million from the comparable period in the prior year.

Adjusted Net Income for the six months ended June 30, 2018 of $67.6 million increased $16.0 million, or 31.0%, from $51.6 million for the comparable period in the prior year. The increase was primarily attributable to (i) the $21.7 million increase in net income, (ii) a $11.2 million decrease for income tax adjustments to net income which was partially due to the Company’s overall lower effective tax rate in the six months ended June 30, 2018 compared to the comparable period in the prior year and partially due to a decrease in overall adjustments and (iii) a $1.4 million increase in stock-based compensation.  These increases were partly offset the decrease in non-recurring add-backs mentioned above and the $2.8 million decrease in amortization of deferred financing fees and discount.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017.”

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

As of June 30, 2018, we had $539.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with an additional $149.1 million available to borrow (after giving effect to $0.9 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

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

As of June 30, 2018, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017. On July 31, 2018 the Company’s Board of Directors approved the payment of a cash dividend of $0.0725 per share for the quarter ending September 30, 2018 to holders of our common stock. The dividend amount is expected to be paid on or about August 28, 2018 to stockholders of record on August 14, 2018. The payment of the dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 73,052,173 shares of common stock outstanding as of August 6, 2018, this dividend policy implies a quarterly cash requirement of approximately $5.3 million (or an annual cash requirement of approximately $21.2 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
	2018	2017
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$54.4	$58.4
Net cash used in investing activities	$(2.7)	$(56.1)
Net cash used in financing activities	$(28.1)	$(7.3)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation, loss on extinguishment of debt, provision for doubtful accounts and unrealized gain on interest rate swap and floor, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the six months ended June 30, 2018 decreased $4.0 million, or 6.8%, to $54.4 million from $58.4 million during the comparable period in the prior year. The decrease was primarily due to a $12.7 million increase in cash used for working capital, a $10.6 million decrease in change in deferred income tax liabilities due to a larger percentage of our income tax expense flowing through current expense versus deferred and a $3.0 million decrease in loss on extinguishment of debt, partly offset by a $21.7 million increase in net income and a $0.5 million increase in the adjustment for contingent consideration remeasurement. Net income plus noncash items provided operating cash flows of $70.6 million and $61.9 million for the six months ended June 30, 2018 and 2017, respectively. Cash used for operating activities reflects the use of $16.2 million and $3.5 million for working capital in the six months ended June 30, 2018 and 2017, respectively.

Investing Activities

Investing activities consist of business acquisitions, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the six months ended June 30, 2018 decreased $53.4 million, to $2.7 million from $56.1 million in the comparable period in the prior year. The decrease was due to the completion of three acquisitions closing during the six months ended June 30, 2017, while no acquisitions were completed in the current period. The two acquisitions in the first half of 2017 were completed for an aggregate cash consideration of $55.5 million. See Note 4 in the notes to the condensed consolidated financial statements for additional information with respect to the acquisitions we closed in the six months ended June 30, 2017. In 2018, our primary investing cash outflows consisted of $0.6 million for capital expenditures and $2.1 million for intangible assets. We have minimal capital expenditure requirements. Capital expenditures totaled $2.7 million and $0.6 million, in the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the six months ended June 30, 2018 was $28.1 million, primarily comprised of a $20.0 million voluntary prepayment of term loan principal, $10.4 million in quarterly dividend payments and $2.8 million in a scheduled quarterly principal payment on the Amended and Restated Term Loan Facility.  These uses of cash were partly offset by $5.1 million in proceeds from the issuance of common stock associated with stock option exercises.

Free Cash Flow

Free Cash Flow of $51.7 million for the six months ended June 30, 2018 decreased $6.1 million, or 10.6%, from $57.8 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017.”

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

The interest rate swap and floor have not been designated as effective hedges for accounting purposes. Accordingly, we mark to market the interest rate swap and floor quarterly with the unrealized gain or loss recognized in unrealized net loss on interest swap and floor in the Company’s condensed consolidated statements of income and comprehensive income, and the net liability included in accounts payable and other current liabilities and other noncurrent liabilities in the condensed consolidated balance sheets.

For the six months ended June 30, 2018 we recorded a realized net loss of $0.4 million and an unrealized gain of $0.7 million on our interest rate swap and floor agreements. For the six months ended June 30, 2017, we recorded an unrealized net loss of $0.6 million and a realized gain of $0.7 million on our interest rate swap and floor agreements. The impact of the gains and losses on the interest rate swap and floor agreements are recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At June 30, 2018 and December 31, 2017, the liability related to the swap and floor contracts was $0.2 million and $0.8 million, respectively, and was included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of June 30, 2018, we had $539.4 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of June 30, 2018.

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

For the six months ended June 30, 2018 we recorded an unrealized gain of $0.7 million and a realized loss of $0.4 million on our interest rate swap and floor agreement. For the six months ended June 30, 2017, we recorded an unrealized gain of $0.6 million and a realized loss of $0.7 million on our interest rate swap and floor agreement. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At June 30, 2018 and December 31, 2017, the liability related to the swap and floor financial instruments was $0.2 million and $0.8 million, respectively. At June 30, 2018 and December 31, 2017, the $0.2 million and $0.8 million, respectively, of interest rate swap and floor liability is included in accounts payable and other current liabilities on the consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2018.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EMERALD EXPOSITIONS EVENTS, INC.

Date: August 9, 2018	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)