Form 10-Q
period 2018-09-30
Emerald Expositions Events, Inc.
filed 2018-11-08
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2018, there were 73,204,118 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic conditions;
•	reputation of a trade show’s brand;
•	our ability to secure desirable dates and locations for our trade shows;
•	disruptions in global or local travel conditions or terrorist actions and communicable diseases;
•	ability to monitor and respond to changing market trends;
•	the failure to attract high-quality exhibitors and attendees;
•	competition from existing operators or new competitors;
•	our top five trade shows generate a significant portion of our revenues;
•	risks associated with our acquisition strategy and our ability to execute this strategy to accelerate growth;
•	the effect of shifts in marketing and advertising budgets to online initiatives;
•	our ability to identify and appoint a new permanent Chief Executive Officer;
•	our ability to retain our senior management team and our reliance on key full-time employees;
•	the potential impairment of intangible assets, including goodwill, on our balance sheet;
•	the use of third party agents whom we do not control;
•	our and our exhibitors’ reliance on a limited number of outside contractors;
•	changes in legislation, regulation and government policy;
•	our relationships with industry associations;
•	risks and costs associated with new trade show launches;
•	that we do not own certain of the trade shows that we operate;
•	the infringement or invalidation of proprietary rights;
•	disruption of our information technology systems;
•	the failure to maintain the integrity or confidentiality of employee or customer data;
•	risks associated with event cancellations or interruptions;
•	risks associated with material litigation;
•	our potential inability to utilize tax benefits associated with our favorable tax attributes;

•	risks associated with previously identified or future material weaknesses; and
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2018	December 31, 2017
Assets
Current assets
Cash and cash equivalents	$13.8	$10.9
Trade and other receivables, net of allowance for doubtful accounts of $0.7 million and $0.8 million as of September 30, 2018 and December 31, 2017, respectively	85.9	62.7
Prepaid expenses	13.4	19.9
Total current assets	113.1	93.5
Noncurrent assets
Property and equipment, net	3.8	3.8
Goodwill	1,005.8	993.7
Intangible assets, net	528.7	545.0
Other noncurrent assets	1.7	1.9
Total assets	$1,653.1	$1,637.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$35.2	$25.0
Deferred revenues	158.2	192.6
Term loan, current portion	5.7	5.7
Total current liabilities	199.1	223.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	525.4	548.5
Deferred tax liabilities, net	105.4	100.2
Other noncurrent liabilities	2.7	4.7
Total liabilities	832.6	876.7
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares: 80,000 at September 30, 2018 and December 31, 2017: no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.01 par value; authorized shares: 800,000 at September 30, 2018 and December 31, 2017; issued and outstanding shares: 73,089 and 72,604 at September 30, 2018 and December 31, 2017, respectively	0.7	0.7
Additional paid-in capital	687.1	677.1
Retained earnings	132.7	83.4
Total shareholders’ equity	820.5	761.2
Total liabilities and shareholders’ equity	$1,653.1	$1,637.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

(dollars in millions, share data in thousands except earnings per share)	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Revenues	$103.1	$100.4	$323.7	$310.2
Other income	—	6.5	—	6.5
Cost of revenues	25.9	27.2	91.7	85.4
Selling, general and administrative expense	29.7	29.4	90.0	95.9
Depreciation and amortization expense	11.4	10.9	34.2	32.3
Operating income	36.1	39.4	107.8	103.1
Interest expense	7.3	6.7	21.1	30.9
Loss on extinguishment of debt	—	—	—	3.0
Income before income taxes	28.8	32.7	86.7	69.2
Provision for income taxes	7.9	13.5	21.8	27.7
Net income and comprehensive income	$20.9	$19.2	$64.9	$41.5
Basic earnings per share	$0.29	$0.27	$0.89	$0.61
Diluted earnings per share	$0.28	$0.25	$0.86	$0.59
Basic weighted average common shares outstanding	73,063	72,202	72,893	67,756
Diluted weighted average common shares outstanding	75,398	75,710	75,688	70,844

Dividend declared per common share	$0.0725	$0.07	$0.2150	$0.14

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating activities
Net income	$64.9	$41.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4.5	1.9
Provision for doubtful accounts	0.3	0.2
Depreciation and amortization	34.2	32.3
Amortization of deferred financing fees and debt discount	1.3	4.1
Unrealized gain on interest rate swap and floor	(0.7)	(0.9)
Deferred income taxes	5.2	23.0
Loss on extinguishment of debt	—	3.0
Remeasurement of contingent consideration	0.5	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(23.6)	(38.8)
Prepaid expenses	8.1	12.3
Other noncurrent assets	—	0.5
Accounts payable and other current liabilities	7.2	20.3
Income tax payable	2.9	—
Deferred revenues	(34.3)	(29.8)
Other noncurrent liabilities	(2.0)	(0.5)
Net cash provided by operating activities	68.5	69.1
Investing activities
Acquisition of businesses	(27.8)	(55.5)
Purchases of property and equipment	(0.6)	(0.3)
Purchases of intangible assets	(2.6)	(0.4)
Net cash used in investing activities	(31.0)	(56.2)
Financing activities
Payment of contingent consideration	—	(8.3)
Proceeds from borrowings on revolving credit facility	—	25.0
Repayment of revolving credit facility	—	(25.0)
Proceeds from borrowings on term loan	—	13.1
Repayment of principal on term loan	(24.2)	(162.8)
Fees paid for debt issuance	—	(4.8)
Cash dividends paid	(15.7)	(10.1)
Payment of costs related to the initial public offering	—	(6.4)
Proceeds from exercise of stock options	5.3	—
Proceeds from issuance of common stock	—	165.5
Net cash used in financing activities	(34.6)	(13.8)
Net increase (decrease) in cash and cash equivalents	2.9	(0.9)
Cash and cash equivalents
Beginning of period	10.9	14.9
End of period	$13.8	$14.0
Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2017 acquisition	$—	$3.8

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

The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately.  SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act.  The adoption of ASU 2018-05 had no material impact on the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.  See Note 11, Income Taxes, for disclosures related to this amended guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance only if there is a change to the value, vesting condition or award classification. The Company adopted ASU 2017-09 on January 1, 2018.  The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs for customers in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

within those fiscal years, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the ASC. Certain updates are applicable immediately, but the majority of the amendments in ASU 2018-09 will be effective for annual periods beginning after December 15, 2018. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments made to nonemployees. Under ASU 2018-07, accounting for share-based payments made to nonemployees is substantially the same as the accounting for share-based payments made to employees. Share based awards to nonemployees will be measured at fair value on the grant date of the awards, with the need to assess the probability of satisfying performance conditions, if any are present. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform from the Tax Cuts and Jobs Act. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s condensed consolidated financial statements.

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

The Company plans to adopt both ASU 2016-02 and ASU 2018-11 effective January 1, 2019 and plans to use the available practical expedient of keeping leases with an initial term of twelve months or less off of the balance sheet. Management expects the adoption of the new accounting standards will result in a material increase to the assets and liabilities on the Company’s condensed consolidated balance sheets, but management does not expect a material impact on the Company’s condensed consolidated statements of income and comprehensive income or consolidated statements of cash flows.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show. Trade show revenues represented approximately 91% and 86% of total revenues for the three and nine months ended September 30, 2018, respectively. Trade show revenues represented approximately 92% and 89% of total revenues for the three and nine months ended September 30, 2017, respectively.

The Company also generates registration and sponsorship revenue from the production of other events across a wide variety of forums. The Company recognizes other event revenue upon completion of each event.

Other marketing services revenues primarily consist of advertising sales for industry publications and are recognized in the period in which the publications are issued.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Current deferred revenues are reported as deferred revenues on the condensed consolidated balance sheets and were $158.2 million and $143.7 million as of September 30, 2018 and 2017, respectively. Long-term deferred revenues as of September 30, 2018 and 2017 were $0.7 million and $0.2 million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and non-current portions, were $158.9 million and $143.9 million, as of September 30, 2018 and September 30, 2017, respectively.

The following table represents the deferred revenue activity for the nine months ended September 30, 2018 and 2017, respectively:

(in millions)	2018	2017
Balance at beginning of period	$194.5	$172.4
Consideration earned during the period	(280.2)	(271.2)
Invoiced during the period	242.9	238.6
Additions related to business combinations	1.7	4.1
Balance at end of period	$158.9	$143.9

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2018	2017	2018	2017
Trade shows	$94.2	$92.4	$278.2	$275.9
Other events	2.3	2.0	26.7	15.2
Other marketing services	6.6	6.0	18.7	19.2
Total revenues	$103.1	$100.4	$323.7	$310.2

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

The Company incurs sales commissions costs in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and events and with sales of advertising for industry publications. The Company’s contracts with customers are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefitted by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the condensed consolidated statements of income and comprehensive income as selling, general and administrative expenses.

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

The Company acquired the assets and assumed the liabilities of one company during 2018 (the “2018 acquisition”) and several companies during 2017 (collectively, the “2017 acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

2018 Acquisition:

Technology Brands

On August 20, 2018, the Company acquired certain assets and assumed certain liabilities associated with a technology event and a group of complementary technology intelligence brands serving the residential, commercial and security integrator markets from EH Publishing, Inc., for a total purchase price of $27.8 million, which included a negative working capital adjustment of approximately $0.4 million. The acquisition of the technology event, Total Tech Summit, and related brands CEPro, Commercial Integrator, Security Sales & Integration, and Campus Safety (collectively, “the Technology Brands”) was financed with cash from operations.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

All of the external acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income. The measurement period is expected to be closed in the fourth quarter of 2018.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	August 20, 2018
Prepaid expenses and other assets	$1.5
Goodwill	12.7
Intangible assets	15.7
Other current liabilities	(0.4)
Deferred revenues	(1.7)
Purchase price, including working capital adjustment	$27.8

2017 Acquisitions:

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2018 acquisition and 2017 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisitions. The supplemental unaudited pro-forma financial information is presented for comparative purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined Company.  Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(in millions)	(Unaudited)
Pro-forma revenues	$105.2	$103.8	$330.7	$335.3
Pro-forma net income	$21.3	$15.0	$65.5	$46.6

5.	Goodwill and Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance at December 31, 2017	$993.7
CPMG	(0.6)
Technology Brands	12.7
Balance at September 30, 2018	$1,005.8

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	December 31, 2017	Additions	Transfers	September 30, 2018
Indefinite-lived intangible assets
Trade names	$298.5	$9.1	$—	$307.6
Amortizable intangibles
Customer-related intangibles	408.8	6.6	—	415.4
Computer software	8.4	0.6	0.5	9.5
	715.7	16.3	0.5	732.5
Accumulated amortization
Customer-related intangibles	(165.7)	(32.5)	—	(198.2)
Computer software	(5.4)	(1.0)	—	(6.4)
	(171.1)	(33.5)	—	(204.6)
Capitalized software in progress	0.4	0.9	(0.5)	0.8
Total intangible assets, net	$545.0	$(16.3)	$—	$528.7

Amortization expense for the three and nine months ended September 30, 2018 was $11.2 million and $33.5 million, respectively.  Amortization expense for the three and nine months ended September 30, 2017 was $10.6 million and $31.6 million, respectively.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Furniture, equipment and other	$5.7	$5.3
Leasehold improvements	2.4	2.1
	8.1	7.4
Less: Accumulated depreciation	(4.3)	(3.6)
Property and equipment, net	$3.8	$3.8

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2018 was $0.2 million and $0.7 million, respectively.  Depreciation expense related to property and equipment for the three and nine months ended September 30, 2017 was $0.2 million and $0.6 million, respectively.

7.	Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2018	December 31, 2017
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.99% and 4.42% as of September 30, 2018 and December 31, 2017, respectively) and due 2024, net(a)	$531.1	$554.2
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$525.4	$548.5

(a)

The Amended and Restated Term Loan Facility as of September 30, 2018, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of September 30, 2018 is recorded net of unamortized discount of $3.1 million and net of unamortized deferred financing fees of $3.8 million.  Amended and Restated Term Loan Facility as of December 31, 2017 is recorded net of unamortized discount of $3.6 million and net of unamortized deferred financing fees of $4.4 million.

During the nine months ended September 30, 2018, the Company made a voluntary debt prepayment of $20.0 million, which was applied to outstanding principal on the Amended and Restated Term Loan Facility.

During the nine months ended September 30, 2018, Emerald Expositions Holding, Inc. (“EEH”) had no borrowings under its Amended and Restated Revolving Credit Facility.  During the nine months ended September 30, 2017, EEH borrowed and repaid $25.0 million on its then existing revolving credit facility.  EEH had $0.9 million in stand-by letters of credit under the Amended and Restated Revolving Credit Facility as of September 30, 2018 and December 31, 2017.

Amended and Restated Senior Secured Credit Facilities

On May 22, 2017, EEH amended and restated its then-existing senior secured credit facilities; the Amended and Restated Senior Secured Credit Facilities now consist of (i) the Amended and Restated Term Loan Facility and (ii) the Amended and Restated Revolving Credit Facility, a $150.0 million senior secured revolving credit facility, scheduled to mature on May 23, 2022 (the “Amended and Restated Revolving Credit Facility” and, together with the Amended and Restated Term Loan Facility, the “Amended and Restated Senior Secured Credit Facilities”). On November 27, 2017, EEH entered into an amendment to reduce the interest rate applicable to term loans under the Amended and Restated Term Loan Facility by 0.25% and on November 29, 2017, EEH entered into the Repricing Agreement and Second Amendment to the

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amended and Restated Credit Agreement to reduce the interest rate applicable to revolving loans under the Amended and Restated Revolving Credit Agreement by 0.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consist of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2018	2017	2018	2017
Senior secured term loan	$6.8	$6.1	$19.6	$21.9
Refinancing charges	—	—	—	3.9
Noncash interest for amortization of debt discount and debt issuance costs	0.4	0.4	1.3	4.1
Realized and unrealized gain (loss) on interest rate swap and floor, net	—	—	(0.3)	0.2
Revolving credit facility commitment fees	0.1	0.2	0.5	0.8
	$7.3	$6.7	$21.1	$30.9

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The Company made payments of $0.1 million and $0.4 million during the three months ended September 30, 2018 and 2017, respectively, representing the differential between the Company’s fixed rate interest payment of 2.705% and the three-month LIBOR of 2.334% and 1.296% for the three months ended September 30, 2018 and 2017, respectively, on the principal amount of $100.0 million. The Company made payments of $0.4 million and $0.7 million during the nine months ended September 30, 2018 and 2017, respectively, which in aggregate, represents the differential between the Company’s fixed rate interest payment of 2.705% and the three-month LIBOR rate for each payment date during the period indicated. The Company marks-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the condensed consolidated statements of income and comprehensive income. For the three and nine months ended September 30, 2018, the Company recorded realized losses of $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded realized losses of $0.4 million and $1.1 million, respectively. For the three and nine months ended September 30, 2018, the Company recorded unrealized gains of $0.1 million and $0.8 million, respectively.  For the three and nine months ended September 30, 2017, the Company recorded unrealized gains of $0.4 million and $0.9 million, respectively. The liability is included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of September 30, 2018, the Company was not required to test this financial covenant and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Fair Value Measurements

As of September 30, 2018, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$13.8	$13.8	$—	$—
Total assets at fair value	$13.8	$13.8	$—	$—
Liabilities
Interest rate swap and floor(a)	$0.1	$—	$0.1	$—
Total liabilities at fair value	$0.1	$—	$0.1	$—

(a)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

As of December 31, 2017, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10.9	$10.9	$—	$—
Total assets at fair value	$10.9	$10.9	$—	$—

Liabilities
Interest rate swap and floor(a)	$0.8	$—	$0.8	$—
Contingent consideration(a)	1.6	—	—	1.6
Total liabilities at fair value	$2.4	$—	$0.8	$1.6

(a)	Included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

The contingent consideration liability of $1.6 million at December 31, 2017, was remeasured and increased by $0.5 million based upon the Company’s completed evaluation of the related revenue target and settled for a total of $2.1 million in April 2018. The change in the fair value of the liability was recorded in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.  The $1.6 million contingent liability as of December 31, 2017 is reported as investing activities and the $0.5 million remeasurement and increase is reported as operating activities in the condensed consolidated statement of cash flows.

9.	Shareholders’ Equity and Stock-Based Compensation

Emerald Expositions Events, Inc. Dividend Payments and Common Stock Issuances

On July 31, 2018, the Board of Directors declared and approved a dividend on each share of common stock outstanding on the record date (August 14, 2018), payable to the Company’s common stock holders on August 28, 2018. The dividend payment was $0.0725 per share and resulted in an aggregate dividend payment of $5.3 million.

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

Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2017, respectively.

Restricted Stock Units

The Company periodically grants RSUs that contain service and, in certain instances, performance conditions to certain executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2018 was $1.1 million and $2.2 million, respectively.  Stock-based compensation relating to RSU activity was $0.3 million for the three and nine months ended September 30, 2017.  There was a total of $5.8 million of unrecognized stock-based compensation expense at September 30, 2018 related to unvested RSUs expected to be recognized over a weighted-average period of 2.7 years.

RSU activity for the nine months ended September 30, 2018 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2017	103	$22.03
Granted	349	22.65
Forfeited	(21)	21.76
Vested	(20)	21.07
Unvested balance, September 30, 2018	411	$21.88

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.8 million and $2.3 million for the three and nine months ended September 30, 2018, respectively, and $0.4 million and $1.6 million for the three and nine months ended September 30, 2017, respectively.

Stock option activity for the nine months ended September 30, 2018, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
(share data in thousands, except per share data)			(years)	(millions)
Outstanding at December 31, 2017	6,553	$10.82
Granted	1,801	19.55
Exercised	(471)	11.52
Forfeited	(271)	15.25
Outstanding at September 30, 2018	7,612	$12.68	5.92	$34.2
Exercisable at September 30, 2018	4,594	$10.60	4.71	$30.6

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on September 30, 2018, for those options for which the market price was in excess of the exercise price.

There was a total of $6.9 million unrecognized stock-based compensation expense at September 30, 2018 related to unvested stock options expected to be recognized over a weighted-average period of 1.0 years.

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

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2018	2017	2018	2017
Net income	$20.9	$19.2	$64.9	$41.5
Weighted average common shares outstanding	73,063	72,202	72,893	67,756
Basic earnings per share	$0.29	$0.27	$0.89	$0.61
Net income	$20.9	$19.2	$64.9	$41.5
Diluted effect of stock options	2,335	3,508.0	2,795	3,088
Diluted weighted average common shares outstanding	75,398	75,710	75,688	70,844
Diluted earnings per share	$0.28	$0.25	$0.86	$0.59
Anti-dilutive shares excluded from diluted earnings per share calculation	1,927	45	1,748	45

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Income Taxes

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

For the three months ended September 30, 2018 and 2017, the Company recorded provisions for income taxes of $7.9 million and $13.5 million, respectively, which resulted in effective tax rates of 27.4% and 41.3%, respectively.  For the nine months ended September 30, 2018 and 2017, the Company recorded provisions for income taxes of $21.8 million and $27.7 million, respectively, which resulted in effective tax rates of 25.1% and 40.0%, respectively. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were $0.5 million and $0.7 million as of September 30, 2018 and December 31, 2017, respectively.

Enactment of Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and permanently reduced the U.S. federal corporate tax rate from 35% to 21%, effective January 1, 2018.

SAB No. 118 allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law during the measurement period. As of September 30, 2018, the Company has completed its accounting for the tax effects of the enactment of the Tax Act, except for the effects of executive compensation that is not deductible under Internal Revenue Code Section 162(m), which the Company does not expect will result in a material adjustment. The Company recognized a provisional tax benefit of $52.1 million in the year ended December 31, 2017 associated with the items it could reasonably estimate. For the nine months ended September 30, 2018, there have not been any adjustments made to these estimates. The Company expects to complete its analysis within the measurement period in accordance with SAB No. 118.

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

Emerald Expositions Events, Inc

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	September 30, 2018	December 31, 2017
Accrued event costs	$9.9	$3.6
Income tax payable	2.9	—
Other current liabilities	7.0	6.4
Accrued personnel costs	6.3	7.6
Contingent consideration	—	1.6
Trade payables	8.9	5.3
Accrued interest	0.2	0.5
Total accounts payable and other current liabilities	$35.2	$25.0

Other current liabilities are primarily comprised of corporate accruals and the current portion of the liability related to the interest rate swap and floor contract. See Note 7, Long-Term Debt, for additional information.

14.	Subsequent Events

Dividend Declared

On October 26, 2018, the Company’s Board of Directors approved, and the Company subsequently declared, the payment of a cash dividend of $0.0725 per share for the quarter ending December 31, 2018 to holders of record of the Company’s common stock as of November 14, 2018.

Boutique Design New York (“BDNY”) Acquisition

In line with the Company’s strategic growth initiatives, on October 15, 2018, the Company acquired the BDNY trade show and related assets from ST Media Group International and Hospitality Media Group, for an estimated purchase price of $45.1 million. The Company funded this transaction with a revolver draw of $50.0 million under the Amended and Restated Revolving Credit Facility, of which $10.0 million was subsequently repaid in October 2018. The initial accounting and fair value measurements of assets acquired and liabilities assumed necessary to develop the purchase price allocation has not been completed. The Company expects to finalize the valuation and complete the purchase price allocation in the fourth quarter of 2018.

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

Acquisitions

We are focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since our acquisition by Onex in June 2013 (the “Onex Acquisition”), we have completed 16 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management (“GLM”) in 2014, ranging from approximately $5.0 million to approximately $36.0 million, and annual revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

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

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to our lenders.  During the nine months ended September 30, 2018, we paid interest to the lenders under our Amended and Restated Senior Secured Credit Facilities.

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income before interest expense (including unrealized loss on interest rate swap and floor, net), loss on extinguishment of debt, income tax expense, depreciation and amortization, stock-based compensation, deferred revenue adjustment, intangible asset impairment charge, the Onex management fee (for periods prior to our initial public offering “IPO”) and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.”

Adjusted Net Income

Adjusted Net Income is defined as net income before refinancing charges, loss on extinguishment of debt; stock-based compensation; deferred revenue adjustment; intangible asset impairment charge; the Onex management fee (for periods prior to our IPO); other items that management believes are not part of our core operations; amortization of deferred financing fees and discount; amortization of acquired intangible assets; and tax adjustments related to non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 5 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.”

Results of Operations

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2018	2017	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$103.1	$100.4	$2.7	2.7%
Other income	—	6.5	(6.5)	(100.0)%
Cost of revenues	25.9	27.2	(1.3)	(4.8)%
Selling, general and administrative expenses(1)	29.7	29.4	0.3	1.0%
Depreciation and amortization expense	11.4	10.9	0.5	4.6%
Operating income	36.1	39.4	(3.3)	(8.4)%
Interest expense	7.3	6.7	0.6	9.0%
Income before income taxes	28.8	32.7	(3.9)	(11.9)%
Provision for income taxes	7.9	13.5	(5.6)	(41.5%)
Net income and comprehensive income	$20.9	$19.2	$1.7	8.9%

Other financial data (unaudited):
Adjusted EBITDA(2)	$51.6	$52.9	$(1.3)	(2.5)%
Adjusted Net Income(3)	$32.0	$27.1	$4.9	18.1%

(1)

Selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 included $2.9 million and $3.9 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 were stock-based compensation expenses of $1.9 million and $0.7 million, respectively.

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

	Three Months Ended September 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$20.9	$19.2
Add (deduct):
Interest expense	7.3	6.7
Provision for income taxes	7.9	13.5
Depreciation and amortization expense	11.4	10.9
Stock-based compensation expense(a)	1.9	0.7
Other items(b)	2.2	3.9
Scheduling adjustment(c)	—	(2.0)
Adjusted EBITDA	$51.6	$52.9

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”) and the 2017 Plan.
(b)

Other items for the three months ended September 30, 2018 included: (i) 1.0 million in transaction costs in connection with certain acquisition transactions and (ii) $1.2 million in transition costs. Other items for the three months ended September 30, 2017 included: (i) $1.5 million in contract termination costs, (ii) $1.0 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period, (iii) $0.6 million in legal, audit and consulting fees related to the IPO and other related activities and (iv) $0.8 million in transition costs.

(c)	Reflects the EBITDA of a trade show that staged in the third quarter of 2017 and the fourth quarter of 2018.
(3)

In addition to net income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net income for (i) refinancing charges, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) deferred revenue adjustment, (v) intangible asset impairment charge, (vi) the Onex management fee (for periods prior to our IPO), (vii) other items that management believes are not part of our core operations, (viii) amortization of deferred financing fees and discount, (ix) amortization of acquired intangible assets and (x) tax adjustments related to non-GAAP adjustments.

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

	Three Months Ended September 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$20.9	$19.2
Add (deduct):
Stock-based compensation expense(a)	1.9	0.7
Other items(b)	2.2	3.9
Amortization of deferred financing fees and discount	0.3	0.4
Amortization of acquired intangible assets(c)	10.9	10.4
Scheduling adjustments	—	(2.0)
Tax adjustments related to non-GAAP adjustments(d)	(4.2)	(5.5)
Adjusted Net Income	$32.0	$27.1

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)	Represents other items described in footnote 2(b) above.
(c)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over a period ranging from seven to ten years from the date of each acquisition.

(d)	Reflects application of U.S. federal and state enterprise tax rate of 27.4% and 41.3% in the three months ended September 30, 2018 and 2017, respectively.

Revenues

Revenues of $103.1 million for the three months ended September 30, 2018 increased $2.7 million, or 2.7%, from $100.4 million for the comparable period in the prior year. Organic trade show revenues, declined approximately 2.0% over the prior year after adjusting for $6.5 million in other income related to insurance proceeds received for two shows that were affected by Hurricane Irma in the third quarter of 2017 and a $2.8 million timing difference related to a show that staged in the third quarter of 2017 and the fourth quarter of 2018. The underlying performance reflected growth in several of the quarter’s shows, most notably Outdoor Retailer Summer Market, CEDIA Expo and Modern Day Marine, offset by declines, as expected, in a few of our other third quarter shows, particularly NY NOW, ASD and Interbike. Overall organic revenues, which represents revenues excluding $2.0 million in the quarter from the Technology Brands and CPMG, decreased approximately 3.0% as the Other Events and Other Marketing Services revenues declined at a modestly higher rate than the trade show revenues.

Other Income

During the third quarter of 2017, as a result of Hurricane Irma, the Company’s Surf Expo and ISS Orlando were forced to close two days early.  The Company carries cancellation insurance to mitigate losses caused by natural disasters, and received confirmation from its insurance carrier during the quarter that a settlement of approximately $6.5 million would be paid to offset the lost revenues from the affected trade shows.  Management concluded that the receipt of insurance proceeds was realizable in the quarter that ended September 30, 2017.  As a result, during the three months ended September 30, 2017, the Company recorded Other Income of $6.5 million in the condensed consolidated statements of income and comprehensive income to recognize the amount recovered from the insurance company.

Cost of Revenues

Cost of revenues of $25.9 million for the three months ended September 30, 2018 decreased $1.3 million, or 4.8%, from $27.2 million for the comparable period in the prior year. This decrease was largely driven by $1.3 million in cost reductions from our organic operations and the $0.8 million timing effect of a show staging in the fourth quarter of 2018 versus the third quarter of 2017, partly offset by $0.8 million of incremental costs attributable to the Company’s acquisitions.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $29.7 million for the three months ended September 30, 2018 increased $0.3 million, or 1.0%, from $29.4 million for the comparable period in the prior year. Selling, general and administrative expenses for the third quarter of 2018 included incremental costs of $1.7 million due to costs associated with the Company’s acquisitions and a $1.1 million increase in stock based compensation, partly offset by $0.9 million in lower expenses incurred in connection with the Company’s organic business and one-time acquisition transaction costs, costs associated with operating as a public company and other related activities costs and transition costs that were $1.6 million lower, in aggregate, than in the comparable period in the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense of $11.4 million for the three months ended September 30, 2018 increased $0.5 million, or 4.6%, from $10.9 million for the comparable period in the prior year. The increase was primarily comprised of additional intangible asset amortization related to intangible assets acquired in the 2017 acquisitions.

Interest Expense

Interest expense of $7.3 million for the three months ended September 30, 2018 increased $0.6 million, or 9.0%, from $6.7 million for the comparable period in the prior year. The increase was primarily attributable to an increase in the average borrowing rate on the Senior Secured Term Loan to 4.84% for the three months ended September 30, 2018 from 4.30% for the comparable period in the prior year, partially offset by savings from the $20.0 million optional prepayment made in the second quarter of 2018.

Provision for Income Taxes

For the three months ended September 30, 2018 and 2017, we recorded a provision for income taxes of $7.9 million and $13.5 million, respectively, which resulted in an effective tax rate of 27.4% and 41.3% for the three months ended September 30, 2018 and 2017, respectively. The decrease in our provision for income taxes of $5.6 million for the three months ended September 30, 2018 compared to the comparable period in the prior year was primarily attributable to the enactment of the Tax Act on December 22, 2017, and to a lesser extent, to the decrease in pretax income.  The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $20.9 million for the three months ended September 30, 2018 increased by 8.9%, or $1.7 million, from net income of $19.2 million for the comparable period in the prior year. The increase was primarily attributable to a $5.6 million reduction in provision for income taxes, partially offset by the decrease in income before taxes and higher interest rate expense described above.

Adjusted EBITDA of $51.6 million for the three months ended September 30, 2018 decreased $1.3 million, or 2.5%, from $52.9 million for the comparable period in the prior year. The decrease was primarily attributable to the impact of a $5.6 million reduction in the provision for income tax add-back.  This decrease was partially offset by the $1.7 million increase in net income, a $0.6 million increase in the interest expense add-back as well as a prior year scheduling adjustment of $2.0 million, representing the EBITDA of a trade show that staged in the third quarter of 2017 and the fourth quarter of 2018.

Adjusted Net Income for the three months ended September 30, 2018 of $32.0 million increased $4.9 million, or 18.1%, from $27.1 million for the comparable period in the prior year. The increase was attributable to the $1.3 million decrease for income tax adjustments, a prior year scheduling adjustment of $2.0 million and the $1.7 million increase in net income in the three months ended September 30, 2018.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.”

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$323.7	$310.2	$13.5	4.4%
Other income	—	6.5	(6.5)	(100.0)%
Cost of revenues(1)	91.7	85.4	6.3	7.4%
Selling, general and administrative expenses(2)	90.0	95.9	(5.9)	(6.2)%
Depreciation and amortization expense	34.2	32.3	1.9	5.9%
Operating income	107.8	103.1	4.7	4.6%
Interest expense	21.1	30.9	(9.8)	(31.7)%
Loss on extinguishment of debt	—	3.0	(3.0)	(100.0)%
Income before income taxes	86.7	69.2	17.5	25.3%
Provision for income taxes	21.8	27.7	(5.9)	(21.3)%
Net income and comprehensive income	$64.9	$41.5	$23.4	56.4%

Other financial data (unaudited):
Adjusted EBITDA(3)	$154.4	$154.9	$(0.5)	(0.3)%
Adjusted Net Income(4)	$99.6	$78.3	$21.3	27.2%
Free Cash Flow(5)	$65.3	$68.4	$(3.1)	(4.5)%

(1)	Cost of revenues for the nine months ended September 30, 2018 and 2017 included $0.6 million and zero, respectively, in transition and integration costs.
(2)

Selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 included $7.7 million and $18.9 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 were stock-based compensation expenses of $4.5 million and $1.9 million, respectively.

(3)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017”.

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$64.9	$41.5
Add (deduct):
Interest expense	21.1	27.0
Refinancing charges	—	3.9
Loss on extinguishment of debt(a)	—	3.0
Provision for income taxes	21.8	27.7
Depreciation and amortization expense	34.2	32.3
Stock-based compensation expense(b)	4.5	1.9
Deferred revenue adjustment(c)	0.2	0.5
Management fee(d)	—	0.2
Contract termination costs(e)	—	10.0
Other items(f)	7.7	8.9
Scheduling adjustments	—	(2.0)
Adjusted EBITDA	$154.4	$154.9
(a)

On May 8, 2017, using the net proceeds from our IPO, we prepaid $159.2 million of borrowings under our term loan facility.  On May 22, 2017, we refinanced our Senior Secured Credit Facilities with the Amended and Restated Senior Secured Credit Facility.  In conjunction with the refinancing of our Senior Secured Credit Facilities, certain debt holders’ balances were fully extinguished.  As a result, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively, which were included in loss on extinguishment of debt in the Company’s consolidated statements of income and comprehensive income.

(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(c)

Deferred revenue balances in the opening balance sheets of acquired assets and liabilities for CPMG, National Pavement Expo and American Craft Retailers Expo reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates.  If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustments of $0.2 million and $0.5 million, respectively, would not have been required and the revenues for the nine months ended September 30, 2018 and 2017 would have been higher by $0.2 million and $0.5 million, respectively.

(d)

Represents the pro-rated portion of the annual management fee of $0.8 million paid to an affiliate of Onex under the services agreement between Onex and the Company that we entered into following the Onex Acquisition, and prior to the IPO, under which we paid a $0.8 million annual management fee (the “Services Agreement”).  In connection with the IPO, the Services Agreement was terminated and the management fee is no longer paid.

(e)	Represents contract termination costs incurred in connection with the relocation of the Outdoor Retailer show from Salt Lake City, Utah to Denver, Colorado.
(f)

Other items for the nine months ended September 30, 2018 included: (i) $2.3 million in transaction costs in connection with certain acquisition transactions, (ii) $1.1 million in legal, accounting and consulting fees related to our secondary offering and other related activities and (iii) $4.3 million in transition costs. Other items for the nine months ended September 30, 2017 included: (i) $3.7 million in transaction costs incurred in connection with certain acquisition transactions that were pending as well as acquisitions that were pursued but not completed in the period, (ii) $3.5 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $1.7 million in transition costs.

(4)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017”.

	Nine Months ended September 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net income	$64.9	$41.5
Add (deduct):
Refinancing charges	—	3.9
Loss on extinguishment of debt(a)	—	3.0
Stock-based compensation expense(b)	4.5	1.9
Deferred revenue adjustment(c)	0.2	0.5
Management fee(d)	—	0.2
Contract termination costs(e)	—	10.0
Other items(f)	7.7	8.9
Amortization of deferred financing fees and discount	1.3	4.1
Amortization of acquired intangible assets(g)	32.6	30.8
Scheduling adjustments	—	(2.0)
Tax adjustments related to non-GAAP adjustments(h)	(11.6)	(24.5)
Adjusted Net Income	$99.6	$78.3

(a)	Represents the unamortized deferred financing fees and original issuance discount written off as a result of the refinancing described in footnote 3(a) above.

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

(h)	Reflects the application of U.S. federal and state enterprise tax rate of 25.1% and 40.0% for the nine months ended September 30, 2018 and 2017, respectively.
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

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$68.5	$69.1
Less:
Capital expenditures	3.2	0.7
Free Cash Flow	$65.3	$68.4

Revenues

Revenues of $323.7 million for the nine months ended September 30, 2018 increased $13.5 million, or 4.4%, from $310.2 million for the comparable period in the prior year. The increase in revenues reflected the $15.0 million contribution from the CPMG and Technology Brands acquisitions, closed in November 2017 and August 2018, respectively, and was partially offset by a $1.6 million decrease in revenues related to certain discontinued events. Organic trade show revenues for the nine months ended September 30, 2018, increased $3.9 million or 1.3% compared to the comparable period in the prior year after adjusting for $6.5 million in other income related to insurance proceeds received for two shows that were affected by Hurricane Irma in the third quarter of 2017 and a $2.8 million timing difference related to a show that staged in the third quarter of 2017 and the fourth quarter of 2018.  Growth in several of the year’s trade shows, including the Kitchen & Bath Industry Show (“KBIS”), CEDIA Expo, Outdoor Retailer Summer Market, Pizza Expo, Hospitality Design, ICFF, Couture and the Swim Collective and Active Collective (“Collective”) trade shows was partially offset by revenue declines at the ASD Marketweek and NY NOW shows.  In addition, despite an expanded show in its new Denver venue, the Outdoor Retailer + Snow Show first quarter revenues declined slightly versus prior year, primarily as a result of transitional pricing accommodations provided to the exhibitors as a result of the SnowSports Industries America Snow Show acquisition in 2017.  The trade show growth was offset by a $3.9 million decline in revenues in other areas of the portfolio, mainly attributable to weakness with HOW Design Live conference within Other Events and several publications within Other Marketing Services.

Other Income

During the third quarter of 2017, as a result of Hurricane Irma, the Company’s Surf Expo and ISS Orlando were forced to close two days early.  The Company carries cancellation insurance to mitigate losses caused by natural disasters and received confirmation from its insurance carrier during the quarter that a settlement of approximately $6.5 million would be paid to offset the lost revenues from the affected trade shows.  Management concluded that the receipt of insurance proceeds was realizable in the quarter ended September 30, 2017.  As a result, during the nine months ended September 30, 2017, the Company recorded Other Income of $6.5 million in the condensed consolidated statements of income and comprehensive income to recognize the amount to be recovered from the insurance company.

Cost of Revenues

Cost of revenues of $91.7 million for the nine months ended September 30, 2018 increased $6.3 million, or 7.4%, from $85.4 million for the comparable period in the prior year. This increase was largely driven by $6.6 million of incremental costs attributable to CPMG and Technology Brands revenues, offset by $1.0 million of cost savings related to certain discontinued events. Organic trade show growth was also a contributing factor, which, when adjusted for a $0.7 million timing difference, increased costs by $1.2 million or 1.7%, from the comparable period in the prior year, primarily related to increased venue and sponsorship costs from growth in Outdoor Retailer Summer Market and KBIS, respectively.  In addition, the Outdoor Retailer + Snow Show incurred a $0.6 million one-time cost for the first event held in Denver. These increases were partially offset by a $1.1 million decline in costs in other areas of the portfolio driven by lower Other Events and Other Marketing Services revenue.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $90.0 million for the nine months ended September 30, 2018 decreased $5.9 million, or 6.2%, from $95.9 million for the comparable period in the prior year. Incremental costs from the CPMG and Technology Brands acquisitions and organic growth contributed $3.4 million to selling, general and administrative expense, stock-based compensation was $2.6 million higher and costs associated with operating as a public company were $1.5 million higher in the nine months ended September 30, 2018 than in the prior year period. Contract termination costs decreased by $10.0 million and one-time acquisition transaction costs, transition costs and costs associated with operating as a public company, secondary offering and other related activities costs were $1.9 million lower, in aggregate, than for the comparable period in the prior year. Cost reductions from discontinued events resulted in cost savings of $0.4 million. The remaining $1.0 million of selling, general and administrative cost savings were generated by management-led initiatives, primarily the consolidation of the digital operations team within the marketing operations team in late 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense of $34.2 million for the nine months ended September 30, 2018 increased $1.9 million, or 5.9%, from $32.3 million for the comparable period in the prior year. The increase was primarily comprised of additional intangible asset amortization related to intangible assets acquired in the 2017 acquisitions.

Interest Expense

Interest expense of $21.1 million for the nine months ended September 30, 2018 decreased $9.8 million, or 31.7%, from $30.9 million for the comparable period in the prior year. The decrease was primarily attributable to (i) the non-recurrence of $3.9 million in fees incurred in the second quarter of 2017 related to the 2017 Refinancing, (ii) a $2.3 million decrease in interest expense primarily resulting from the repayment of $159.2 million in the principal amount of our then existing senior secured credit facilities in May 2017 and (iii) a $2.8 million reduction in amortization of deferred financing fees and debt discount realized from the lower base interest rate and extended repayment terms related to the 2017 Refinancing.  Interest expense related to the Company’s interest rate swap and revolver decreased by $0.8 million in the nine months ended September 30, 2018 from the comparable period in the prior year.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was zero and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.  In conjunction with the 2017 Refinancing certain debt holders’ balances were fully extinguished. As a result, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively.

Provision for income taxes

For the nine months ended September 30, 2018 and 2017, we recorded a provision for income taxes of $21.8 million and $27.7 million, respectively, which resulted in an effective tax rate of 25.1% and 40.0% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in our provision for income taxes of $5.9 million for the nine months ended September 30, 2018 compared to the comparable period in the prior year was primarily attributable to the enactment of the Tax Act on December 22, 2017, partially offset by the increase in income before income taxes.  The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $64.9 million for the nine months ended September 30, 2018 increased $23.4 million, from $41.5 million for the comparable period in the prior year. The increase was primarily attributable to lower interest expense related to the 2017 Refinancing and the November 2017 repricing of the Amended and Restated Senior Secured Credit Facilities, the $3.0 million loss on extinguishment of debt in the second quarter of 2017, an increase in operating income and lower income tax expense.

Adjusted EBITDA of $154.4 million for the nine months ended September 30, 2018 decreased slightly by $0.5 million, or 0.3%, from $154.9 million for the comparable period in the prior year. The decrease in Adjusted EBITDA for the nine months ended September 30, 2018 is primarily attributable to the impact of add-backs from the second and third quarters of 2017, including contract termination charges of $10.0 million, refinancing charges of $3.9 million and the $3.0 million loss on extinguishment of debt that did not recur in 2018.  In addition, the interest expense add-back decreased $5.9 million from the comparable period in the prior year.  These declines were mitigated by the $23.4 million increase in net income.

Adjusted Net Income for the nine months ended September 30, 2018 of $99.6 million increased $21.3 million, or 27.2%, from $78.3 million for the comparable period in the prior year. The increase was primarily attributable to (i) the $23.4 million increase in net income and (ii) a $12.9 million decrease for income tax adjustments to net income which was partially due to the Company’s overall lower effective tax rate in the nine months ended September 30, 2018 compared to the comparable period in the prior year and partially due to a decrease in overall adjustments. These increases were partly offset by a decrease of $16.9 million for non-recurring add-backs from the nine months ended September 30, 2017.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.”

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

We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under the Amended and Restated Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under the Amended and Restated Revolving Credit Facility, are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next twelve months. We currently anticipate incurring less than $2.0 million of capital expenditures for property and equipment during 2018. We may draw on the Amended and Restated Revolving Credit Facility from time to time to fund or partially fund acquisitions.

As of September 30, 2018, we had $537.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with an additional $149.1 million available to borrow (after giving effect to $0.9 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

The Amended and Restated Senior Secured Credit Facilities contain a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions these covenants place on our business operations, include limitations on our or our subsidiaries’ ability to:

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

As of September 30, 2018, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017. On October 26, 2018 the Company’s Board of Directors approved the payment of a cash dividend of $0.0725 per share for the quarter ending December 31, 2018 to holders of our common stock. The dividend amount is expected to be paid on or about November 28, 2018 to stockholders of record on November 14, 2018. The payment of the dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 73,204,118 shares of common stock outstanding as of November 6, 2018, this dividend policy implies a quarterly cash requirement of approximately $5.3 million (or an annual cash requirement of approximately $21.2 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$68.5	$69.1
Net cash used in investing activities	$(31.0)	$(56.2)
Net cash used in financing activities	$(34.6)	$(13.8)

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

Net cash provided by operating activities for the nine months ended September 30, 2018 decreased $0.6 million, or 0.9%, to $68.5 million from $69.1 million during the comparable period in the prior year. The decrease was primarily due to a $5.7 million increase in cash used for working capital, a $17.8 million decrease in change in deferred income tax liabilities due to a larger percentage of our income tax expense flowing through current expense versus deferred expense and a $3.0 million decrease in loss on extinguishment of debt, partly offset by a $23.4 million increase in net income and a $2.5 million increase in stock based compensation. Net income plus noncash items provided operating cash flows of $110.2 million and $105.1 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used for operating activities reflects the use of $41.7 million and $36.0 million for working capital in the nine months ended September 30, 2018 and 2017, respectively.

Investing Activities

Investing activities consist of business acquisitions, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2018 decreased $25.2 million, to $31.0 million from $56.2 million in the comparable period in the prior year. The decrease was due to the completion of three acquisitions during the nine months ended September 30, 2017, while only one acquisition was completed in the current period. The three acquisitions during the nine months ended September 30, 2017 were completed for an aggregate cash consideration of $55.5 million. In 2018, we completed one acquisition for an aggregate cash consideration of $27.8 million.  See Note 4 in the notes to the condensed consolidated financial statements for additional information with respect to the acquisitions we closed in the nine months ended September 30, 2018 and 2017. In addition, during the nine months ended September 30, 2018 and 2017, we made investments of $2.6 million and $0.4 million, respectively, for purchases of intangible assets. We have minimal capital expenditure requirements. Purchases of property and equipment totaled $0.6 million and $0.3 million, in the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the nine months ended September 30, 2018 was $34.6 million, primarily comprised of a $20.0 million voluntary prepayment of term loan principal, $15.7 million in quarterly dividend payments and $4.2 million in a scheduled quarterly principal payment on the Amended and Restated Term Loan Facility.  These uses of cash were partly offset by $5.3 million in proceeds from the issuance of common stock associated with stock option exercises.

Free Cash Flow

Free Cash Flow of $65.3 million for the nine months ended September 30, 2018 decreased $0.8 million, or 1.2%, from $66.1 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017.”

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

For the nine months ended September 30, 2018 we recorded a realized net loss of $0.5 million and an unrealized gain of $0.8 million on our interest rate swap and floor agreements. For the nine months ended September 30, 2017, we recorded an unrealized net loss of $0.9 million and a realized loss of $1.1 million on our interest rate swap and floor agreements. The impact of the gains and losses on the interest rate swap and floor agreements are recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At September 30, 2018 and December 31, 2017, the liability related to the swap and floor contracts was $0.1 million and $0.8 million, respectively, and was included in accounts payable and other current liabilities in the condensed consolidated balance sheets.

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

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of September 30, 2018, we had $537.9 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2018.

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

For the nine months ended September 30, 2018 we recorded an unrealized gain of $0.8 million and a realized loss of $0.5 million on our interest rate swap and floor agreement. For the nine months ended September 30, 2017, we recorded an unrealized gain of $0.9 million and a realized loss of $1.1 million on our interest rate swap and floor agreement. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At September 30, 2018 and December 31, 2017, the liability related to the swap and floor financial instruments was $0.1 million and $0.8 million, respectively. At September 30, 2018 and December 31, 2017, the $0.1 million and $0.8 million, respectively, of interest rate swap and floor liability is included in accounts payable and other current liabilities on the consolidated balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2018.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2018 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on February 22, 2018, which is accessible on the SEC’s website at www.sec.gov, includes a detailed discussion of our risk factors.  At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K, other than described below:

We are currently involved in a search for a new Chief Executive Officer. If this search is delayed, our business could be negatively impacted.

On October 31, 2018, David Loechner, our Chief Executive Officer and President, provided notice to the Board, that, effective as of the close of business on November 8, 2018, he is resigning from his position as Chief Executive Officer and President, and as a member of the Board. Mr. Loechner will stay on with the Company as an employee through December 31, 2018. On October 31, 2018, Philip Evans, our Chief Financial Officer, was appointed by the Board to the additional roles of Interim President and Chief Executive Officer, effective as of the close of business on November 8, 2018, and until a permanent replacement for Mr. Loechner is named. We are currently undertaking a search for a permanent chief executive officer. The transition to a permanent chief executive officer may be disruptive to our business and, during the transition period, there may be uncertainty among investors and others concerning our future direction and performance. It also may be more difficult for us to recruit and retain other personnel until a permanent chief executive officer is identified. Changes in our company as a result of management transitions, including the fact that our current Chief Financial Officer is serving on an interim basis in a dual role that may result in significant time constraints and burdens on performing each such role, could have a disruptive impact on our ability to implement our strategy and could negatively impact our business, financial condition and results of operations.

We could be required to record adjustments to our recorded asset balance for intangible assets, including goodwill, that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and is subject to factors and events over which we have no control. The introduction of new competition into our markets could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values, which could lead to potential impairment charges that could impact our operating results.

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

EMERALD EXPOSITIONS EVENTS, INC.

Date: November 8, 2018	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)