Form 10-K
period 2018-12-31
Emerald Expositions Events, Inc.
filed 2019-02-19
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2018, the last business day of the Registrant’s most recently completed second quarter, was $525,123,252.

47,552,525 shares of the Registrant's voting stock, which are held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2018 have been excluded from this number in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 15, 2019 was 71,839,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2018.

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald Expositions”, “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Expositions Events, Inc., formerly known as Expo Event Holdco, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2018,” which refers to our fiscal year ended December 31, 2018.

PART I

Item 1. Business.

BUSINESS

Our Company

We are a leading operator of business-to-business trade shows in the United States. We currently operate more than 55 trade shows, as well as numerous other face-to-face events. In 2018, Emerald’s events connected over 500,000 global attendees and exhibitors and occupied more than 7.0 million net square feet (“NSF”) of exhibition space.  We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

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

Our History

In June 2013, Onex Corp. (“Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions. Since the Onex Acquisition, we have acquired 17 industry-leading, high-quality events of various sizes for aggregate consideration of approximately $663 million.

In January 2014, we acquired George Little Management (“GLM”) for $335 million. At the time, GLM operated more than 20 trade shows, including four of the largest 100 trade shows in the United States. GLM significantly expanded our presence within a number of industry sectors, including Gift, Home & General Merchandise and Sports, and added new sectors such as Technology.

In 2015, we completed four acquisitions. In February, we acquired the Healthcare Media division of Vendome Group, which included leading events such as the Healthcare Design Conference and Expo, Healthcare Design Magazine, Environments for Aging and Construction SuperConference (collectively, “HCD Group”). In March, we acquired the International Pizza Expo (“Pizza Expo” and together with the trade magazine Pizza Today, “Pizza Group”), the largest trade show for independent pizzerias in the world. In October, we acquired HOW Design Live Conference (“HOW”), one of the largest graphic design conferences and expos in the nation. In November, we acquired the National Industrial Fastener and Mill Supply Expo (“Fastener Expo,” together with HCD Group, Pizza Group and HOW, the “2015 Acquisitions”), North America’s largest industrial fastener trade show.

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

In 2017, we completed four acquisitions. In January, we acquired CEDIA Expo (“CEDIA”), the largest trade show in the home technology market. In March, we acquired the International Drone Conference & Exposition (“InterDrone”), the leading trade show in the U.S. commercial drone market. In May, we acquired the SnowSports Industries America Snow Show (“Snow Show”), which at the time of its acquisition was the largest snow sports industry event in North America.  In November, we acquired Connecting Point Marketing Group (“CPMG,” together with CEDIA, InterDrone and Snow Show, the “2017 Acquisitions”), a producer of best in class hosted-buyer model trade events focused on innovation for the hospitality, restaurant, healthcare, grocery and retail industries.

On May 3, 2017, we completed our IPO of 17,825,000 shares of our common stock. We sold 10,333,333 shares, resulting in net proceeds to us after underwriting discounts and expenses of $159.1 million, and funds managed by Onex sold 7,491,667 shares from which we did not receive any proceeds. We used all of the net proceeds from the offering plus cash on hand, to prepay $159.2 million of borrowings outstanding under our Term Loan Facility (as defined herein).

In 2018, we completed two acquisitions. In August, we acquired Total Tech Summit, CEPro, Commercial Integrator, Security Sales & Integration, and Campus Safety (collectively, “the Technology Brands”). This acquisition comprised a leading technology event and a group of complementary technology intelligence brands serving the residential, commercial and security integrator markets. In October, we acquired Boutique Design New York (“BDNY”) and related assets (together with the Technology Brands, the “2018 Acquisitions”), a leading trade show and conference for boutique hospitality design professionals, with related assets servicing the hospitality industry.

Products and Services

We operate leading trade shows in multiple attractive, fragmented industry sectors that represent significant portions of the U.S. economy and serve a large and diverse set of global exhibitors and attendees. This fragmentation of exhibitors and attendees is an especially important characteristic of the trade show industry. In markets characterized by diverse groups of buyers and sellers, trade shows offer a great opportunity for interaction between large numbers of participants on both sides of a potential transaction (a “many-to-many” environment) within a short period of time, thus enhancing the value delivered to all trade show participants. Further, the highly fragmented nature of our markets enhances the stability of our entire platform as the loss of any single exhibitor or attendee is unlikely to cause other exhibitors or attendees to derive less value from and cease participating in a show.

We generated 93% of our revenue for the year ended December 31, 2018 through the live events that we operate. The remaining 7% of our revenue for the year ended December 31, 2018 was generated from other marketing services, including digital media and print publications that complement our event properties in the industry sectors we serve. Each of our other marketing services products allows us to remain in close contact with, and market to, our existing event audiences throughout the year.

Trade Shows & Other Events

The following is a summary of our trade shows by sector and a discussion of our complementary products.

Gift, Home & General Merchandise

We currently operate 10 trade shows in the Gift, Home & General Merchandise sector focused on a broad range of consumer goods used in and around the home. Our events are primarily order-writing shows where exhibitors, whose product assortment is always evolving, generate sales during the shows themselves. The base of exhibitors and attendees across these trade shows is highly fragmented, which mitigates the importance of any single exhibitor.

ASD Market Week (“ASD”) — Held in Las Vegas twice annually, ASD is the largest and most comprehensive value-oriented general merchandise trade show in the industry. Each ASD trade show features nine shows in a single location and covers the following categories: gift and home accents; jewelry and cash & carry; general store merchandise and closeouts; fashion and accessories; beauty and wellness products; toys and novelty products; convenience store and point-of-purchase products; cultural products; and Source Direct which allows buyers to purchase products directly from exhibitors including small importers, wholesalers, manufacturers, and distributors of low- to mid-priced goods. Attendees include domestic and international chains, mass merchants, kiosks, dollar stores, specialty retail stores, close-out and liquidation retailers, resorts, convenience stores, gift stores, amusement and theme park operators, and online retailers.

NY NOW — Held twice annually in New York City, NY NOW is the largest home and lifestyle merchandise trade show in the United States, and the largest trade show franchise of any kind in New York City. NY NOW is comprised of three collections: Home, Handmade and Lifestyle, and includes product categories such as home furnishings; home textiles; interior decor; tabletop and gourmet housewares; handmade items, including jewelry, ceramics, textiles and accessories; baby and child products; gifts; personal accessories; personal care; wellness; and handmade items including ceramics, textiles and other home and personal products. The price tier of these products is mid- to-high end. The exhibitor base at NY NOW includes importers, manufacturers and distributors of products from close to 70 countries across the categories listed above. Attendees include domestic and international chains and department stores, specialty retail stores, gift stores, online retailers, museums, designers, distributors, importers, and wholesalers from over 90 countries. Given the size and scope of the show, NY NOW enables attendees to source a wide variety of products for their stores in a single location in a short period of time. As with ASD, NY NOW is primarily an order-writing show with sales executed on the show floor.

Kitchen & Bath Industry Show (“KBIS”) — KBIS is one of the largest kitchen and bath design trade shows specifically serving residential kitchen and bath dealers, designers, architects, remodelers, wholesalers and custom builders who consider KBIS to be a “must-attend” event. We have been operating the show on behalf of the National Kitchen and Bath Association since 1987 and have a contract to continue doing so through 2028. Exhibitors include manufacturers, distributors, and importers of residential kitchen and bath products, and attendees include architects, remodelers, designers, hardware professionals, and dealers from over 55 countries. The show has been co-located with the International Builders’ Show (owned by the National Association of Home Builders) since 2014.

ICFF (previously International Contemporary Furniture Fair) — Held in New York City each May, ICFF is North America’s global design platform for better interiors. The heavily curated international exhibition includes designers and producers of furniture, seating, carpet and flooring, lighting, outdoor furniture, materials, wall coverings, accessories, textiles, and kitchen and bath products for residential and commercial interiors.  Attendees are interior designers, architects, developers, luxury retailers, distributors, store designers, and visual merchandisers who attend from around 80 countries.

National Stationery Show (“NSS”) — Held in New York City and now co-located with the NY NOW Winter edition, NSS is the only North American trade show for global buyers and sellers of stationery and specialty paper products. Exhibitors include manufacturers and designers of stationery and paper products while attendees include stationery, card and gift shops; bookstores; bridal shops; party stores; department, chain and specialty stores; large chains and “big box” mass retailers; and online retailers and mail order catalog distributors; as well as special event planners, corporate buyers, importers, and distributors.

International Gift Exposition in the Smokies and The Super Souvenir Show (“IGES”) — IGES is an annual B2B souvenir, resort and specialty gift show held in Pigeon Forge and Sevierville, TN. The show stages in late Fall and draws over 4,000 buyers from specialty souvenir, resort and gift stores, as well as zoos, resorts, amusement and theme parks across the United States, the Caribbean, and Canada. Exhibitors showcase souvenirs and novelty items, mountain and coastal gifts, children’s toys & plush, resort apparel, jewelry, gourmet, and Made in America products.

American Handcrafted Show (“AHS”) — AHS, formerly the American Craft Retailers Expo (“ACRE”), is the premier wholesale craft exposition in North America, taking place annually in Philadelphia, Pennsylvania. AHS connects wholesale American and Canadian makers of handmade products with national and international buyers from art & fine craft galleries, modern gift & home stores, independent retailers, guilds & arts institutions, e-retailers, national retail chains, museums and other key influencers in the home, gift and lifestyle marketplace.

Sports

We currently operate 17 trade shows within the Sports industry sector focused on sporting goods and related apparel and accessories for various active outdoor pursuits ranging from camping, hiking, climbing, skiing, bicycling and paddle sports. We believe that several of our trade shows in this sector have iconic status in the markets they serve, and offer a many-to-many environment where, for example, thousands of specialty sports retailers from across the country interact with hundreds of specialty equipment and apparel manufacturers. The Sports sector is highly fragmented where the sports enthusiast clientele is well-served by independent specialized retailers.

Outdoor Retailer (“OR”) — Held three times annually, OR is the largest outdoor sports and lifestyle trade show brand in the United States. Partnering with Outdoor Industry of America and Snowsports Industries America, OR has earned loyalty from high-end specialty brands and has solidified itself as a destination event for specialty retailers selling to outdoor enthusiasts. OR is organized across categories such as accessories, footwear, hard goods, apparel, and gear serving lifestyle sports such as camping, climbing, hiking, paddle sports, back-country and cross-country skiing, snowboarding and snow shoeing. Exhibitors include manufacturers, suppliers, importers, and licensees and distributors of sports gear from 30 countries. Attendees include independent, chain, and online retailers of active lifestyle sporting goods and media and licensing agents from 55 countries; however, the focus is on independent, high-end, specialty outdoor retailers, whose enthusiast clientele is not served by the mass-market products sold through major retail channels.

Surf Expo — Held twice annually in Orlando, Florida, Surf Expo is the largest and longest-running trade show in the world for action water and board sports as well as resort-oriented merchandise that one would typically find at a beach or resort store. Surf Expo is the only show focused exclusively on the water sports and resort sectors covering both hard goods and soft goods. Held in partnership with the Association of Wind and Water Sports Industries, the Board Retailers Association, the Water Sports Industry Association, and the Stand Up Paddle Industry Association, exhibitors include manufacturers serving the surf, skate, stand-up paddling, wakeboarding, windsurfing, kayaking, swim, resort, and coastal giftware markets from close to 30 countries, while attendees include retail buyers from specialty stores, big box stores, cruise lines, hotels, and theme parks from over 70 countries. Beginning in Fall 2019, the show will be branded as Surf and Water Expo.

Imprinted Sportswear Shows (“ISS”) — Held five times a year in different markets in the United States, the ISS shows are the leading events for the decorated apparel industry and allow industry professionals to see the latest sportswear imprinting equipment, supplies, industry trends, and techniques. Exhibitors include providers of blank apparel, ink, design technology, screen printing, and embroidery equipment, while attendees include independent and chain retailers serving school teams, recreational leagues, and community groups from close to 15 countries.

Sports Licensing & Tailgate Show — Held annually in Las Vegas, the Sports Licensing & Tailgate Show attracts, as exhibitors, manufacturers that hold licenses for any professional or collegiate sports teams with respect to products, including accessories, apparel, collectibles, footwear, gifts and novelty items, headwear, home furnishings, imprinted items, picnic or tailgating products, sports equipment, stationery and school supplies, or toys and games. Attendees include retailers from independent and chain sporting stores, suppliers, mass market retailers, general merchandise and specialty stores, and fan shops. This is primarily an order-writing show with sales generated directly on the show floor.

Swim Collective and Active Collective Shows — The Swim Collective and Active Collective shows present swimwear, resort, and active wear collections to an audience of swimwear specialty retailers, active athleisure sport specialty retailers, swim and surf specialty retailers, gift and department stores, as well as luxury resorts, boutiques and cruise retailers. Swim Collective is the leading swimwear trade show on the West Coast, while Active Collective is focused on activewear. In January 2017, we launched an Active Collective event in New York and, in August 2018, launched a Summer Active Collective event in New York.

Design & Construction

We currently operate 8 trade shows in the Design & Construction industry sector catering to the construction, hospitality, and interior design sectors serving the hotel, resort, retail, healthcare facilities, restaurant, bar, spa, and in-store marketing categories. Targeted attendees include interior designers, architects, owners and operators, developers, and specifiers and purchasers working within these industries. This sector is well-suited for trade shows because design and construction are highly visual and tactile processes, requiring the in-person experience and interaction provided by trade shows. These trade shows enable designers and contractors to stay current with trends in product styles and techniques, which tend to change from year-to-year. Upcoming renovation and new-build construction projects are often discussed at these shows, making it important for both exhibitors and attendees to attend in order to stay close to the pipeline of future business. By aggregating a wide range of products under one roof, these trade shows save time and expense for designers and other attendees who would otherwise have to independently visit hundreds of showrooms that may be located in different cities. These shows are mostly lead-generating, enabling designers to see the latest trends and product offerings, and develop design ideas.

Hospitality Design Expo (“HD Expo”) — Held in Las Vegas each May, HD Expo is the largest trade show for the hospitality design industry serving the hotel, resort, restaurant, bar and cruise categories. Run in partnership with the American Society of Interior Designers, the Boutique & Lifestyle Lodging Association, the International Interior Design Association, the International Society of Hospitality Purchasers, and the Hospitality Industry Network, HD Expo includes a hospitality conference with accredited conference sessions where continuing educational credentials and learning unit credentials can be earned. Exhibitors include manufacturers and marketers of flooring, seating, fabric, case goods and lighting from over 20 countries, while attendees include interior designers, architects, planners and builders from over 55 countries.

Boutique Design New York (“BDNY”) — BDNY is a leading trade show and conference for boutique hospitality design professionals, primarily serving the eastern United States, Canada and Europe. Presented annually in November at New York City’s Javits Center, BDNY showcases high-end, unique and innovative design products for the hospitality industry. The two-day show brings more than 8,000 interior designers, architects, purchasing agents and hospitality property owners and developers together with over 750 manufacturers and marketers of exceptional design elements for hospitality interiors.

GlobalShop — GlobalShop is the largest trade show and conference dedicated to store design, visual merchandising, and shopper marketing. GlobalShop is organized into five categories: the Store Fixturing Show, Visual Merchandising Show, Store Design & Operations, Digital Store and At-Retail Marketplace. Exhibitors include manufacturers and marketers of fixtures, lighting, flooring, and retail displays as well as contractors, while attendees include retailers, brands, procurement agencies, contract architects and designers from over 50 countries. Beginning in 2019, GlobalShop will be co-located with IRCE and a category of RFID to deliver a combined event named “RetailX”. This event will bring together these three distinct brands to create an intersection of store design, e-commerce and innovation.

HX: The Hotel Experience (“HX”) — HX is a two-day trade show and conference for the hospitality industry, showcasing the latest products and trends. Exhibitors present a broad range of hospitality products and services to hotel owners, general managers, and hospitality property executives from casinos and resorts, independent and branded hotels, management and purchasing companies, military base lodging, and more.

Healthcare Design Expo & Conference — Held annually in November in rotating cities, the Healthcare Design Expo & Conference is the industry’s best attended trade show and conference primarily focused on evidence-based design for healthcare facilities. Exhibitors include manufacturers of healthcare facility related products, including fixtures, materials, furniture, and equipment. Attendees include architects, interior designers, healthcare facility administrators, contractors, engineers, educators, nurses, project managers and purchasing executives involved in the design of healthcare facilities.

National Pavement Expo (“Pavement”) — Pavement is the largest U.S. trade show specifically designed for paving and pavement maintenance professionals, bringing vendors and suppliers together with contractors who make their living from asphalt and concrete paving, infrared pavement repair, sealcoating, striping, sweeping, crack repair, pavement repair and snow removal. The trade show also includes a conference and seminar component serving as a source of education to the industry.

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

Technology

We currently operate 7 trade shows in the technology industry sector, a sector we entered in 2014 through the GLM acquisition.

Internet Retailer Conference & Exhibition (“IRCE”) — Held in Chicago each June, IRCE is the largest conference and exhibition for the eCommerce industry, primarily targeting senior executives and owners of eCommerce businesses looking for ways to optimize and improve their offerings. Exhibitors include solution and service providers for analytics, eCommerce consulting, content management, customer satisfaction measurement, data services, delivery services, digital marketing, eCommerce platforms, and e-mail marketing from over 25 countries, while attendees include branded consumer product manufacturers, catalogers, consumer service providers, financial service providers, store retailers and shopping portals from over 40 countries. This trade show and conference serves an industry that is constantly evolving and, as such, the knowledge-sharing enabled by this annual event is highly valued by exhibitors and attendees. The significant paid conference component features high-profile guest speakers and workshops.

CEDIA Expo (“CEDIA”) — CEDIA is the largest trade show in the home technology market, serving industry professionals that manufacture, design and integrate goods and services for the connected home. The trade show features five days of networking, brand exposure and product launches, and is the annual connecting point for manufacturers, home technology professionals, media and industry partners within the “smart home” industry. CEDIA features industry leading educational content including training sessions, industry talks and panel sessions. The Custom Electronic Design & Installation Association officially endorses CEDIA and retains control and ownership of all educational programming, while we own and operate the trade show.

Digital Dealer Conference and Expo (“Digital Dealer”) — Held twice annually, Digital Dealer is the leading exhibition and conference series focused on digital marketing for franchised automotive dealerships. Attendees include automotive dealership owners, executives and employees, while exhibitors and presenters include providers of eCommerce solutions for the industry, including auction tools, data and analytics, email marketing, inventory management, lead generation and tracking, mobile marketing and applications, sales training and tools providers.

RFID Journal LIVE! (“RFID LIVE!”) — RFID LIVE! is the leading event focused on radio frequency identification and related technologies, bringing together buyers, sellers, researchers, academics, consultants, and others interested in using RFID technologies to identify, track, and manage assets and inventories across a wide range of industries.

The International Drone Conference & Exposition (“InterDrone”) — InterDrone is the leading commercial drone-focused show in the United States. The event attracts exhibitors and attendees from a wide variety of commercial applications, including infrastructure inspection, public safety, surveying and mapping, construction, energy inspection, agriculture, cinematography and more.

Jewelry

We currently operate 5 trade shows in the Jewelry industry sector targeting high-end and mid-range segments of the jewelry market.

COUTURE — Held annually at the Wynn and Encore Las Vegas, COUTURE is the premier B2B trade show in the high-end luxury jewelry and timepiece market. With a long-standing reputation as the definitive trade event for more than 4,000 upscale retailers and prominent members of the press, COUTURE exhibitors include more than 250 designers and manufacturers of fine jewelry and timepieces from preeminent international brands, as well as the industry’s most talented rising stars. Attendees include top-tier buyers representing highly distinguished independent, boutique and chain retailers from close to 70 countries.

JA New York —Held three times a year in New York City, the JA New York franchise is the leading trade show on the East Coast for the mid-tier jewelry market. Held in partnership with Jewelers of America since 1992, these trade shows are geared towards order writing and their timing allows retailers to restock during the winter, summer, and pre-holiday buying seasons with approximately 80% of attendees placing orders at the show. With a large number of jewelry wholesalers and jewelry retailers based in the Northeast, New York City is a well-suited location for these shows. Exhibitors include manufacturers, distributors, designers, dealers, and importers of jewelry and loose stones, while attendees are independent, boutique, chain and online jewelry and antique retailers from close to 80 countries.

The Las Vegas Antique Jewelry & Watch Show — The Las Vegas Antique Jewelry & Watch Show is the largest trade event serving the antique and estate jewelry and watch industry. The show brings nearly 400 exhibitors to Las Vegas each summer to meet with independent, boutique, chain, and online jewelry and antique retailers. The show is primarily an order-writing show.

Other Trade Shows

Our Other Trade Shows include 10 trade shows across the Photography, Food, Healthcare, Industrials, and Military sectors.

Wedding & Portrait Photographers International (“WPPI”) — Held in Las Vegas each February/March, WPPI is the largest trade show and conference for wedding and portrait photographers and filmmakers. Exhibitors include manufacturers and distributors of cameras, printers, and other photography tools, while attendees include commercial, professional and “prosumer” (i.e., professional consumer) photographers from close to 60 countries.

International Pizza Expo (“Pizza Expo”) — Held in Las Vegas each March, Pizza Expo is the world’s largest trade show for pizzeria owners and operators. Featuring educational workshops from the School of Pizzeria Management, exhibitors include manufacturers and exhibitors of ingredients, equipment, and ancillary products to the pizza industry, while attendees include independent and chain pizzeria owners and operators. Pizza Expo’s unique positioning as the only global trade show focused on the pizza industry makes it a must-attend event for accessing high quality buyers, generating leads, and maintaining brand presence. In October 2017, we successfully launched the related Pizza & Pasta Northeast trade show, which delivers a one-stop shop exhibit hall for Italian and pizza-concept restaurant owners to meet face-to-face with leading national and regional industry suppliers.

PhotoPlus Expo — Held in New York City each October, the PhotoPlus Expo is the largest photography and imaging show in North America. Featuring educational seminars such as Photo Walks and Master Classes, which are of high interest to attendees.  The show’s exhibitors include manufacturers and distributors of cameras, printers, and other photography and video tools and accessories, while attendees include professional photographers, photography enthusiasts, videographers, students and educators from over 50 countries.

Medtrade — Held twice each year (February/March in Las Vegas and November in Atlanta), Medtrade is the largest U.S. home medical equipment trade show. Exhibitors include manufacturers and distributors of respiratory systems, rehabilitation home aid products, oxygen systems, wheelchairs, scooters, braces, canes, and home diabetic supplies, while attendees include home medical equipment providers, pharmacy and drug store owners, rehab therapists, respiratory therapists, home health agencies, home health nurses, hospitals, occupational therapists and physical therapists.

Military Expositions — Held annually in February at Camp Pendleton, in April at Camp Lejeune and in September at the Marine Corps Base in Quantico, the Marine Military Expositions are the largest Marine Corps trade shows. These events provide an opportunity for exhibitors to interface with procurement experts in the U.S. Marine Corps in addition to meeting soldiers back from tour. Exhibitors include providers of combat equipment and technology, and they display soft goods such as bulletproof vests as well as larger mission-critical items, including infantry combat equipment, combat vehicles, and aviation equipment. Attendees include Department of Defense-related personnel, uniformed Marines and civilians from the U.S. Marine Corps command and procurement officers.

International Fastener Expo (“IFE”) — Held annually in the Fall in Las Vegas, IFE is North America’s largest and most comprehensive B2B exposition and conference for fasteners and other industrial related products, such as machinery and tooling. Every year, attendees from more than 30 countries travel to IFE to network and do business with suppliers from across the globe. From manufacturers to master distributors to distributors of fasteners, IFE is the trade show where the entire supply chain comes to network and see customers, build new relationships, and ultimately do business.

Other Events

We currently operate more than 90 additional events across a wide variety of forums including B2B conferences, hosted buyer events, B2C events, summits, awards and luxury private sales. We hold luxury private sale events through our Soiffer Haskin brand and hosted buyer events under our CPMG brand. Through our HD Expo, HCD and GlobalShop brands, we host more than 15 annual networking sessions called CityScenes. These networking events bring together both up-and-coming and seasoned industry professionals and are very well received within their respective industries.

HOW Design Live (“HOW”) — Held annually in May in rotating cities, HOW is one of the largest graphic design conferences and trade shows in the United States. HOW represents a marquee event for the industry it serves, where creative professionals in all disciplines and all levels of experience come to learn from peers in the creative industry. At HOW, designers discover new ideas, sources of inspiration and skills, and develop new connections with other creative professionals. Attendees include graphic designers from in-house creative services departments, designers who work for or own small design firms and other marketing professionals. Exhibitors include paper suppliers, printer services and companies that provide design and workflow software.

CPMG— CPMG organizes and hosts senior executive level business-intensive trade events focused on innovation for the hospitality, restaurant, healthcare, grocery and retail industries. These four-day events are highly-curated, invitation-only forums that bring together leaders in each vertical market.

Soiffer Haskin — Soiffer Haskin conducts approximately 40 exclusive and discreet B2C sale events in its New York City showroom for luxury apparel, personal accessory and jewelry brands seeking to sell surplus inventory at discounted prices.

The Original Miami Beach Antique Show (“OMBAS”) — OMBAS is the world’s largest indoor antique show open to the public. With more than 700 established dealers from close to 30 different countries, OMBAS features 17th to 19th century furniture, paintings, American and European silver, textiles and rugs, porcelain, art glass, bronze sculptures, antique jewelry and more.

Total Tech Summit (“TTS”) — TTS co-locates and integrates with CE Pro Summit, Commercial Integrator Summit and Security Sales & Integration Summit. This unique hosted-style event helps to drive progress in the custom, commercial and security integration industries. Over 400 business leaders from the nation’s largest and most progressive integration companies come together to share best practices, explore product and market trends and connect with their peers and sponsors.

New York Antique Jewelry & Watch Show (“NY AJWS”) — NY AJWS is an intimate antique and estate jewelry event that is open to the public. This event provides customers with access to historical and premium merchandise directly to customers, with categories that include jewelry tennis bracelets, rings, decorative necklaces, brooches, gemstones, pendants, watches and much more.

Other Marketing Services

Other Marketing Services consist of print publications and digital media products that complement our trade show properties, and generated 7% of our revenues for the year ended December 31, 2018. These print and digital media products are closely aligned with several of our events, and allow us to remain in close contact with, and market to, our existing event audiences throughout the year.

Publications & Digital Products (Related Event)

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

Other well-established for-profit companies competing in the U.S. trade show industry include Reed Exhibitions (RELX), Informa Exhibitions and Clarion Events.

Seasonality

As is typical for the trade show industry, our business is seasonal, with revenue recognized from trade shows typically reaching its highest levels during the first and third quarters of each calendar year, and its trough during the fourth quarter, largely due to the timing of our trade shows. In 2018, 37%, 21%, 27% and 15% of our trade show revenue was generated during the first, second, third and fourth quarters, respectively.

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

Employees

As of December 31, 2018, we had approximately 488 employees. We are not involved in any disputes with our employees and believe that relations with our employees are good. None of our employees are subject to collective bargaining agreements with unions. However, some facilities where we hold our trade shows require our decorators to use unionized labor.

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

Our event cancellation insurance, currently bound through the end of 2020, provides 100% indemnity for all of our events’ and conferences’ gross revenues individually and 50% in the aggregate. The coverage has no deductible and covers cancellation, curtailment, postponement, removal to alternative premises, or abandonment, of the event as well as enforced reduced attendance. In addition, coverage extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. This insurance also extends to cover losses resulting from an outbreak of communicable disease as well as a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories.

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

Our exhibitors and attendees primarily know us by the names of our trade shows that operate in their specific industry sector rather than by our corporate brand name, Emerald Expositions. In addition, a single brand name is sometimes used for shows that occur more than once a year; for example, the brand name “ASD Market Week” is used at our ASD Market Week March and ASD Market Week August shows, and the brand name Outdoor Retailer is used for the OR Summer Market, OR Winter Market and Outdoor Retailer + Snow Show versions of the show. If the image or reputation of one or more of these shows is tarnished, it could impact the number of exhibitors and attendees attending that show or shows. A decline in one of our larger shows could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The dates and location of a trade show can impact its profitability and prospects.

The demand for desirable dates and locations for our trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations, and, while they generally entitle us to a last look before the venue is rented to a third party during the reservation period, these reservations are not binding on the facility owners until we execute a definitive contract with the owner. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities, such as the move of OR from Salt Lake City, Utah to Denver, Colorado in January 2018, can adversely affect customer behavior. Similarly, significant timing and frequency changes, such as the acceleration of OR Winter Market from January 2019 to November 2018 and the shift from a two show to three show format for OR in 2018, can also result in unanticipated customer reactions. External factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may depress the desire of exhibitors and attendees to attend our trade shows held in certain locations. For example, our organic revenue growth in 2017 was modestly adversely impacted by certain political issues in Utah that affected exhibitor participation at our 2017 OR Summer Market show. Our inability to secure or retain desirable dates and locations for our trade shows could have a material effect on our business, financial condition, cash flows and results of operations.

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

Our success depends in part upon our ability to monitor changing market trends and to adapt our trade shows, acquire existing trade shows or launch new trade shows to meet the evolving needs of existing and emerging target audiences. The process of researching, developing, launching and establishing profitability for a new trade show may lead to initial operating losses. In 2018, we launched six new events. Our efforts to adapt our trade shows, or to introduce new trade shows into our portfolio, in response to our perception of changing market trends, may not succeed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We depend on our top five trade shows to generate a significant portion of our revenues. For the year ended December 31, 2018, our top five shows were ASD Market Week March, ASD Market Week August, NY NOW Summer, NY NOW Winter and KBIS. For the year ended December 31, 2018, these shows represented 28.5% of our total revenues. Notwithstanding the fact that ASD Market Week and NY NOW represent multiple product categories and that all of our shows are highly diversified by customer, a significant decline in the performance or prospects of any one of these significant trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

On October 31, 2018, David Loechner, our Chief Executive Officer and President, provided notice to the Board, that, effective as of the close of business on November 8, 2018, he was resigning from his position as Chief Executive Officer and President, and as a member of the Board. On October 31, 2018, Philip Evans, our Chief Financial Officer, was appointed by the Board to the additional roles of Interim President and Chief Executive Officer, effective as of the close of business on November 8, 2018, and until a permanent replacement for Mr. Loechner is named. We are currently undertaking a search for a permanent chief executive officer. The transition to a permanent chief executive officer may be disruptive to our business and, during the transition period, there may be uncertainty among investors and others concerning our future direction and performance. It also may be more difficult for us to recruit and retain other personnel until a permanent chief executive officer is identified. Changes in our company as a result of management transitions, including the fact that our current Chief Financial Officer is serving on an interim basis in a dual role that may result in significant time constraints and burdens on performing each such role, could have a disruptive impact on our ability to implement our strategy and could negatively impact our business, financial condition and results of operations.

We may lose the services of members of our senior management team or of certain of our key full time employees and we may not be able to replace them adequately.

We benefit substantially from the leadership and experience of members of our senior management team and we depend on their continued services to successfully implement our business strategy. The loss of any member of our senior management team or other key employee could materially and adversely affect our financial condition and results of operations. We do not currently maintain key man insurance for any of our senior executives. We cannot be certain that we will continue to retain our executives’ services, or the services of other key personnel, many of whom have significant industry experience and/or institutional knowledge. Moreover, we may not be able to attract and retain other qualified personnel. The loss of the services of senior management or other key full-time employees, or our inability to attract and retain other qualified personnel, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

During 2018, we recorded non-cash adjustments to our recorded asset balance for certain intangible assets, and we may be required to record further such adjustment in future periods that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. Slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values, which could lead to potential impairment charges that could impact our operating results.

For the year ended December 31, 2018, we recorded a non-cash impairment charge of $90.6 million related to certain of our trade names, and an impairment charge of $13.7 million relating to definite-lived intangibles, consisting principally of certain customer relationships. There can be no assurance that we will not record further impairment charges in future periods.

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

Changes in legislation, regulation and government policy may have a material adverse effect on our business in the future.

Significant changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level could significantly impact our business. Specific legislative and regulatory proposals that could have a material impact on us include, but are not limited to, changes to immigration policy; modifications to international trade policy, including the imposition of or increases in tariffs or withdrawing from trade agreements; and changes to financial legislation and public company reporting requirements. In particular, recent changes to U.S. immigration policy have made it more difficult for certain international exhibitors and attendees to attend our events.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on the markets and industries we serve and, in turn, harm us.

There has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. The current geopolitical environment has created uncertain economic and political conditions that may make it difficult for us and our exhibitors or attendees to accurately forecast and plan future business activities. For example, the U.S. recently imposed tariffs on certain products imported into the U.S. from China and could impose additional tariffs or trade restrictions. Such recent changes to U.S. policies related to global trade and tariffs have resulted in uncertainty surrounding the future of the global economy and may result in retaliatory trade measures and tariffs implemented by other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on the business and financial condition of our exhibitors and attendees, which in turn would negatively impact us.

Changes in our income tax rates or other indirect taxes may affect our future financial results.

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, including the recently passed Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act introduces significant changes to U.S. income tax law. Accounting for the income tax effects of the Tax Cuts and Jobs Act requires significant judgments and estimates as well as accumulation of information not previously provided for in U.S. tax law. As additional regulatory guidance is issued by the applicable taxing authorities, our analysis may change, which could materially affect our tax obligations and effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

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

From time to time, we launch new trade shows or new initiatives with respect to current trade shows. In 2018, we launched six new events. We may expend significant management time and start-up expenses during the development and launch of new trade shows or initiatives, and if such trade shows or initiatives are not successful or fall short of expectations, we may be adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our efforts. There can be no assurance that we will be successful or, even if successful, that any resulting new trade shows or new initiatives with respect to current trade shows will achieve customer acceptance.

We do not own certain of the trade shows that we operate or certain trademarks associated with some of our shows.

Risks associated with our relationships with industry trade associations or other third-party sponsors of our events are particularly applicable in the case of KBIS, which is owned by the National Kitchen and Bath Association, and in the case of CEDIA and our Military trade shows, which are the trade shows in our portfolio where the show trademarks are owned by an industry association or other third party and not by us. Any material disruption to our relationship with these third parties could have a material adverse impact on the revenue stream from these trade shows.

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

The efficient operation of our business depends on our information technology systems. Since the Onex Acquisition, we have implemented an ERP business management system, and we recently implemented applications, including Hyperion planning software and a new customer relationship management tool. We also recently completed the transfer of our data storage functions to a new cloud storage services provider. We rely on our information technology systems and certain third-party providers to effectively manage our business data, communications, vendor relationships, order entry and fulfillment and other business and financial processes. Our failure to properly and efficiently implement our information technology systems, or the failure of our information technology systems to perform as we anticipate, could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of revenue and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures and viruses. While we maintain disaster recovery plans, any such damage or interruption could have a material adverse effect on our business.

We could fail to protect certain employee or customer data.

We, and third-party providers on our behalf, collect and retain certain employee and customer data, including personally identifiable information, and, in some cases, credit card data. Our various information technology systems enter, process, summarize and report such data. The integrity and protection of such data is critical to our business, and our customers and employees have an expectation that we will adequately protect their personal information. Public attention regarding the use of personal information and data transfer has increased in recent years, and the regulatory environment governing information, security and privacy laws, as well as the requirements imposed on us by the credit card industry, are increasingly demanding and continue to evolve rapidly. The changing nature of privacy laws in the U.S., the European Union and elsewhere, including the European Union’s General Data Privacy Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act, which will become effective January 2020, could impact our processing of personal and sensitive information of our employees, vendors and customers. Maintaining compliance with applicable information security and privacy regulations could increase our operating costs and require significant management time and attention.  Failure to comply with such regulations may subject us to negative publicity, government scrutiny or remedies that may harm our business, including fines or demands that we modify or cease existing business practices. We rely on third-party vendors to host our websites, customer databases and billing system. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers, adversely affect our brands and business and expose us to third-party liabilities. We exercise limited control over these third-party vendors, which increases our vulnerability to problems with services they provide. Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data by us or our third-party providers could result in theft, loss, or fraudulent or unlawful use of customer, employee or company data, any of which could harm our reputation and/or result in costs, fines or lawsuits, which could materially adversely affect our financial condition and operating results.

We face risks associated with event cancellations or other interruptions to our business, which the insurance we maintain may not fully cover.

We maintain business interruption, event cancellation, casualty, general commercial and umbrella and excess liability insurance, as well as policies relating to workers’ compensation, director and officer insurance, property and product liability insurance, and cyber security insurance. Our insurance policies may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of all losses, lost sales or increased costs experienced during business interruptions or event cancellations. For example, during the third quarter of 2017, we experienced disruptions to ISS Orlando, Surf Expo and ICFF South Florida as a result of the impact of Hurricane Irma, and we may be forced to cancel future trade shows in the event of natural or man-made disasters. In addition, many of our trade shows are held in government-owned facilities, including three that are held on military bases operated by the U.S. government. These governmental entities may have the right to exclude us from the venues, or may not give us executed venue contracts until immediately prior to a scheduled trade show. While we are insured against losses arising from event cancellations, we are not reimbursed for any property that is discarded or destroyed or that we are required to replace because our existing assets are temporarily inaccessible. Such losses could have a negative impact on our business.

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

We may be unable to fully utilize the benefits associated with tax deductible amortization expenses.

As a result of our historical acquisitions, we have generated an aggregate balance of approximately $528.9 million of tax deductible amortization expenses as of December 31, 2018 that are available to us ratably over a 15 year period. To the extent that we generate taxable income in the future, we expect to be able to utilize our amortization expenses to reduce taxable income and offset our cash tax outlays. Should we generate taxable losses in the future, our ability to monetize these amortization expenses may be deferred. To the extent possible, we will structure our operating activities to minimize our income tax liabilities. However, there can be no assurance that we will be able to reduce such liabilities to a specified level.

Risks Relating to our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.

We have a significant amount of indebtedness. As of December 31, 2018, we had $536.5 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $40 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (as defined below) (after giving effect to $0.9 million of outstanding letters of credit).

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

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the Amended and Restated Senior Secured Credit Facilities) has occurred and is continuing, we have the option to add one or more incremental term loan or revolving credit facilities or increase commitments under the Amended and Restated Revolving Credit Facility by an aggregate amount of the sum of (X)

(i) if the incremental loans are first lien loans, an amount such that the first lien net leverage ratio does not exceed 4.00:1.00, (ii) if the incremental loans are junior lien loans, an amount such that the secured net leverage ratio does not exceed 4.00:1.00, (iii) if the incremental loans are unsecured, either the total net leverage ratio does not exceed 5.00:1.00 or the fixed charge coverage ratio is not less than 2.00:1.00, or, in each case, if the incremental loans are incurred with a permitted acquisition, an amount such that the applicable leverage ratio will not increase as a result of the permitted acquisition (on a pro forma basis giving effect to the incremental loans); plus (Y) an amount equal to certain prior voluntary prepayments, loan buybacks and commitment reductions of loans under the Amended and Restated Senior Secured Credit Facilities, plus (Z) an amount equal to the greater of $160 million and 100% of Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). As of December 31, 2018, we had $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $109.1 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $40.0 million in outstanding borrowings under our Amended and Restated Revolving Credit Facility and $0.9 million of outstanding letters of credit). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

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

The Amended and Restated Term Loan Facility and the Amended and Restated Revolving Credit Facility are scheduled to mature in May 2024 and May 2022, respectively. As of December 31, 2018, we had $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $109.1 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $40 million in outstanding borrowings under our Amended and Restated Revolving Credit Facility and $0.9 million of outstanding letters of credit).

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

Borrowings under our Amended and Restated Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are still low on a historical basis and are projected to rise in the future. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the Amended and Restated Term Loan Facility (under which we had $529.9 million of borrowings outstanding as of December 31, 2018) and that the $150.0 million Amended and Restated Revolving Credit Facility is fully drawn (and to the extent that LIBOR is in excess of the floor rate of our Amended and Restated Senior Secured Credit Facilities), each 0.125% change in interest rates would result in a $1.4 million change in annual interest expense on the indebtedness under our Amended and Restated Senior Secured Credit Facilities.

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

In addition, broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance, and factors beyond our control, including the impact of any global or domestic economic disruption, may cause our stock price to decline rapidly and unexpectedly. Furthermore, the stock market has experienced extreme volatility that, in some cases, has been unrelated or disproportionate to the operating performance of particular companies.

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

As of December 31, 2018, Onex beneficially owned approximately 47.1 million shares of our common stock, representing approximately 65.7% of our outstanding common stock. Accordingly, for so long as Onex continues to hold the majority of our common stock, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken that conflict with the interests of our other stockholders. This concentration of ownership could have the effect of deterring or preventing a change in control transaction that might otherwise be beneficial to our stockholders. In addition, Onex may in the future own businesses that directly compete with ours.

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

As a result of becoming a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC, costs associated with investor relations activities, and NYSE listing fees. We also have incurred brokerage fees associated with repurchasing shares of our common stock. We have incurred and will continue to incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our expenses related to insurance, legal, accounting, financial and compliance activities, as well as other expenses, and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If we experience one or more material weaknesses or otherwise fail to maintain an effective system of internal controls over financial reporting, our ability to prevent or detect a material misstatement in our financial statements could be adversely affected.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

If material weaknesses or other deficiencies arise in the future, there may be a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis, which could cause our reported financial results to be materially misstated and require restatement.

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

As of December 31, 2018, we had 71,591,013 shares of common stock outstanding. Of these securities, approximately 24.0 million shares of common stock are freely tradable without restriction or further registration under federal securities laws. The approximately 47.5 million shares of common stock owned by our officers, directors and affiliates, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), are “restricted securities” under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

We cannot guarantee that our current or any future share repurchase program authorized and approved by our Board of Directors will be fully consummated or that it will enhance long-term stockholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

Although our board of directors has authorized a share repurchase program that commenced in 2018 and could authorize future additional share repurchase programs in 2019, authorizations do not and would not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that any such repurchase program will be fully consummated or that it will enhance long-term stockholder value. A repurchase program could affect the trading price of our stock and increase volatility, and any announcement of a termination of a repurchase program may result in a decrease in the trading price of our stock. In addition, a repurchase program could diminish our cash reserves.

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

We paid a dividend of $0.07 per share in the first quarter of 2018 and a dividend of $0.0725 per share in the second, third and fourth quarters of 2018. On February 5, 2019, our board of directors approved the payment of a cash dividend of $0.0725 per share for the quarter ending March 31, 2019 to holders of record of the Company’s common stock. The dividend is expected to be paid on or about March 5, 2019 to holders of record of our common stock as of February 19, 2019. The payment of cash dividends in future quarters is subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Our Amended and Restated Senior Secured Credit Facilities restrict our ability to pay dividends on our common stock. We expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have four key offices located in San Juan Capistrano, California; Alpharetta, Georgia; New York, New York; and Culver City, California. We also have several other smaller locations throughout the United States, including in White Plains, New York; Chicago, Illinois; Marco Island, Florida; Boca Raton, Florida; Santa Barbara, California; Rye, New Hampshire; Framingham, Massachusetts; Blue Ash, Ohio; and Louisville, Kentucky. We lease our offices from third parties on market terms and, in some cases following an acquisition, through transition services agreements with the applicable seller.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol "EEX". The approximate number of record holders of our common stock on February 15, 2019 was 23. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

On November 20, 2018, we announced that our Board of Directors had authorized a $20 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2019, subject to early termination or extension by the board, through open-market purchases, either with or without a 10b5-1 plan, block transactions, privately negotiated purchases or otherwise. The repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase and the timing and amount of any shares repurchased under the program will depend on a variety of factors, including available liquidity, general market and economic conditions, regulatory requirements, capital structure optimization, valuation metrics and other factors.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2018, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2018 - October 31, 2018	—	$—	$—
November 1, 2018 - November 30, 2018	177,214	11.93	17.9
December 1, 2018 - December 31, 2018	1,450,034	11.94	0.6
Total	1,627,248

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and the Dow Jones Business Support Services Index for the period from April 28, 2017, the first day our stock began trading on the New York Stock Exchange, through December 31, 2018. The comparison assumes an initial investment of $100 at the close of business on April 28, 2017 in our stock and in each of the indices and also assumes the reinvestment of dividends where applicable. This historical performance is not necessarily indicative of future performance.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2018, 2017, 2016 and 2015, and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, have been derived from our audited consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements and related accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018(1)	2017(1)	2016(1)	2015(1)	2014(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenue	$380.7	$341.7	$323.7	$306.4	$273.5
Other income	—	6.5	—	—	—
Cost of revenues	112.1	95.0	84.4	83.4	82.2
Selling, general and administrative expenses(2)	121.8	121.9	98.9	93.1	90.8
Depreciation and amortization expense	46.8	43.2	40.0	39.1	37.5
Intangible asset impairment charge(3)	104.3	—	—	8.9	—
Operating (loss) income	(4.3)	88.1	100.4	81.9	63.0
Interest expense	29.1	38.3	51.4	52.0	56.0
Loss on extinguishment of debt(4)	—	3.0	12.8	—	1.9
(Loss) income before income taxes	(33.4)	46.8	36.2	29.9	5.1
(Benefit from) provision for income taxes	(8.3)	(35.0)	14.0	10.3	12.7
Net (loss) income and comprehensive (loss) income	$(25.1)	$81.8	$22.2	$19.6	$(7.6)

Net (loss) income per share attributable to common stockholders
Basic	$(0.34)	$1.19	$0.36	$0.32	$(0.12)
Diluted	$(0.34)	$1.13	$0.35	$0.31	$(0.12)
Weighted average common shares outstanding
Basic	72,887	68,912	61,859	61,847	60,978
Diluted	72,887	72,116	63,294	62,516	60,978
Dividends declared per common share	$0.2875	$0.21	—	—	—

Statement of cash flows data:
Net cash provided by operating activities	$103.9	$110.8	$93.0	$87.8	$72.7
Net cash used in investing activities	$(74.7)	$(95.5)	$(51.9)	$(87.0)	$(335.7)
Net cash used in financing activities	$(19.6)	$(19.3)	$(42.5)	$(26.3)	$282.5

	As of December 31,
	2018	2017	2016	2015
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$20.5	$10.9	$14.9	$16.3
Total assets(5)	$1,580.0	$1,637.9	$1,572.5	$1,538.1
Total debt(6)	$569.9	$554.2	$702.1	$731.6
Total liabilities	$871.7	$876.7	$1,044.8	$1,035.6

(1)

Financial data for the year ended December 31, 2018 includes the results of the Technology Brands since their acquisition on August 20, 2018 and BDNY and related assets, since their acquisition on October 15, 2018. Financial data for the year ended December 31, 2017 includes the results of CEDIA since its acquisition on January 25, 2017, InterDrone since its acquisition on March 10, 2017, Snow Show since its acquisition on May 24, 2017 and CPMG since its acquisition on November 29, 2017. Financial data for the year ended December

31, 2016 includes the results of IGES since its acquisition on August 1, 2016, Collective since its acquisition on August 8, 2016, Digital Dealer since its acquisition on October 11, 2016, Pavement since its acquisition on October 18, 2016, RFID LIVE! since its acquisition on November 15, 2016 and ACRE since its acquisition on December 13, 2016. Financial data for the year ended December 31, 2015 includes the results of HCD Group since their acquisition on February 27, 2015, Pizza Group since their acquisition on March 3, 2015, HOW since its acquisition on October 14, 2015 and Fastener Expo since its acquisition on November 12, 2015.

(2)

Selling, general and administrative expenses for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 included $9.2 million, $23.5 million, $7.7 million, $5.1 million and $12.0 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 were stock-based compensation expenses of $6.1 million, $2.4 million, $3.0 million, $5.1 million and $6.4 million, respectively.

(3)

The intangible asset impairment charges for the years ended December 31, 2018 and 2015 were recorded to align the carrying value of certain trade name and customer-related intangible assets with their implied fair value. No other impairment charges were recorded in any of the years presented including in connection with our annual test of goodwill.

(4)

On May 8, 2017, using the net proceeds to us from our IPO, we prepaid $159.2 million of borrowings under our term loan facility (as then in effect). On May 22, 2017, we refinanced our Senior Secured Credit Facilities with the Amended and Restated Senior Secured Credit Facility. In conjunction with the refinancing of our Senior Secured Credit Facilities, certain debtholders’ balances were fully extinguished. As a result, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively, which were included in loss on extinguishment of debt in the consolidated statements of (loss) income and (loss) comprehensive income. On October 28, 2016, in connection with the Third Amendment to our Senior Secured Credit Facilities (the “Third Amendment”), we redeemed all of our $200.0 million aggregate principal amount 9.00% Senior Notes due 2021 (the “Senior Notes”) at a redemption price of 104.5%. The $9.0 million redemption premium was included in loss on extinguishment of debt in the consolidated statements of (loss) income and comprehensive (loss) income. Due to the extinguishment of the Senior Notes, we also wrote off $3.8 million of outstanding deferred financing fees which were included in loss of extinguishment of debt in the consolidated statements of (loss) income and comprehensive (loss) income.

(5)

As of December 31, 2018, total assets included goodwill of $1,036.5 million and other intangible assets, net, of $435.3 million. As of December 31, 2017, total assets included goodwill of $993.7 million and other intangible assets, net, of $545.0 million. As of December 31, 2016, total assets included goodwill of $930.3 million and other intangible assets, net, of $541.2 million.

(6)

As of December 31, 2018, total debt of $569.9 million consisted of $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.6 million and unamortized original issue discount of $3.0 million and $40.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2017, total debt of $554.2 million consisted of $562.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $4.4 million and unamortized original issue discount of $3.6 million. As of December 31, 2016, total debt of $702.1 million consisted of $713.3 million of borrowings outstanding under our term loan facility (as then in effect), net of unamortized deferred financing fees of $5.2 million and unamortized original issue discount of $6.0 million.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2018. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018	Dec. 31, 2017	Sept. 30, 2017	Jun. 30, 2017	Mar. 31, 2017
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$57.0	$103.1	$78.4	$142.2	$31.5	$100.4	$74.1	$135.7
Other income	—	—		—	—	6.5	—	—
Cost of revenues	20.4	25.9	24.4	41.4	9.6	27.2	21.6	36.6
Selling, general and administrative expenses	31.8	29.7	28.0	32.3	26.0	29.4	34.5	32.0
Depreciation and amortization expense	12.6	11.4	11.4	11.4	10.9	10.9	10.8	10.6
Intangible asset impairment charge	104.3	—	—	—	—	—	—	—
Operating (loss) income	(112.1)	36.1	14.6	57.1	(15.0)	39.4	7.2	56.5
Interest expense	8.0	7.3	7.3	6.5	7.4	6.7	14.6	9.6
Loss on extinguishment of debt	—	—	—	—	—	—	3.0	—
(Loss) income before income taxes	(120.1)	28.8	7.3	50.6	(22.4)	32.7	(10.4)	46.9
(Benefit from) provision for income taxes	(30.1)	7.9	1.4	12.5	(62.7)	13.5	(4.3)	18.5
Net (loss) income and comprehensive (loss) income	$(90.0)	$20.9	$5.9	$38.1	$40.3	$19.2	$(6.1)	$28.4

Basic (loss) earnings per share	$(1.24)	$0.29	$0.08	$0.52	$0.56	$0.27	$(0.09)	$0.46
Diluted (loss) earnings per share	$(1.24)	$0.28	$0.08	$0.50	$0.53	$0.25	$(0.09)	$0.44
Basic weighted average common shares outstanding	72,868	73,063	72,896	72,715	72,331	72,202	69,102	61,866
Diluted weighted average common shares outstanding	72,868	75,398	75,821	75,819	75,800	75,710	69,102	63,785

Dividend declared per common share	$0.0725	$0.0725	$0.0725	$0.07	$0.07	$0.07	$0.07	$—

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

Overview and Background

We are a leading operator of business-to-business trade shows in the United States. We currently operate more than 55 trade shows, as well as numerous other face-to-face events. In 2018, Emerald’s events connected over 500,000 global attendees and exhibitors and occupied more than 7.0 million net square feet of exhibition space.  We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

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

Acquisitions

We are focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 17 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of GLM, ranging from approximately $5.0 million to approximately $54.0 million, and annual revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples. The 17 acquisitions we have completed are described as follows:

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

•

American Craft Retailers Expo (“ACRE”) — On December 13, 2016, we acquired ACRE from its founder. ACRE is a wholesale craft exposition, consisting of two shows that took place annually in Philadelphia and Las Vegas at the time of acquisition.

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

•

Snow Show — On May 24, 2017, we acquired the trade show Snow Show from SnowSports Industries America. When acquired, Snow Show was the largest snow sports industry event in North America and was ranked 67th in the TSNN Top 250 trade shows in the United States in 2016. Starting in January 2018, Snow Show merged with OR to become Outdoor Retailer + Snow Show, endorsed and sponsored by SnowSports Industries America and OIA.

•

Connecting Point Marketing Group (“CPMG”) – On November 29, 2017, we acquired CPMG from Corridor Capital, LLC, mezzanine investor Aldine Capital Partners and management.  CPMG organizes and hosts senior executive level business-intensive trade events focused on innovation for the hospitality, restaurant, healthcare, grocery and retail industries.  These events are highly-curated, invitation-only forums that bring together leaders in each vertical market.

•

Technology Brands – On August 21, 2018, we acquired the Technology Brands from EH Media.  The Technology Brands include a leading technology event and a group of four complementary technology intelligence brands focused on the integration of audio, video, communications, IT, security and energy management products into buildings of all types.  The Technology Brands are also strategically aligned with our CEDIA Expo and CPMG events.

•

Boutique Design New York (“BDNY”) and related assets – On October 15, 2018 we acquired BDNY and related assets from ST Media Group International and Hospitality Media Group.  BDNY is a leading trade show and conference for boutique hospitality design professionals, primarily serving the eastern United States, Canada and Europe.  BDNY has been recognized among the fastest-growing trade shows in the U.S. for the past five years and was ranked the 145th largest U.S. trade show by Trade Show News Network in 2017.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Market Fragmentation — trade show industry is highly fragmented with the three largest companies, including us, comprising only 10% of the wider U.S. market according to the AMR International Globex Report 2018. This has afforded us the opportunity to acquire other trade show businesses, a growth opportunity we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.

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

Cost of Revenues

•

Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 21%, 21% and 23% of our cost of revenues for the years ended December 31, 2018, 2017 and 2016, respectively, and 6% of our total revenues for each of the years ended December 31, 2018, 2017 and 2016.

•

Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 18%, 20% and 21% of our cost of revenues for the years ended December 31, 2018, 2017 and 2016, respectively, and 5%, 6% and 5% of our total revenues for the year ended December 31, 2018, 2017 and 2016, respectively.

•

Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 13%, 15% and 16% of our total cost of revenues for the years ended December 31, 2018, 2017 and 2016, respectively, and 4% of our total revenues for each of the years ended December 31, 2018, 2017 and 2016.

•

Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 5%, 6% and 6% of our cost of revenues for each of the years ended December 31, 2018, 2017 and 2016, respectively, and 2% of our total revenues for each of the years ended December 31, 2018, 2017 and 2016.

•

Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 43%, 38% and 35% of our cost of revenues for the years ended December 31, 2018, 2017 and 2016, respectively, and 13%, 11% and 9% of our total revenues for the year ended December 31, 2018, 2017 and 2016, respectively.

Selling, General and Administrative Expenses

•

Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 59%, 51% and 59% of our selling, general and administrative expenses for the years ended December 31, 2018, 2017 and 2016, respectively, and 19%, 18% and 18% of our total revenues for each of the years ended December 31, 2018, 2017 and 2016, respectively.

•

Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Direct trade show costs are recorded in cost of revenues. All other costs are recorded in selling, general and administrative expenses. Miscellaneous expenses represented 41%, 36% and 40% of our selling, general and administrative expenses, for the years ended December 31, 2018, 2017 and 2016, respectively, and 13%, 13% and 12% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

•

Management Fee. Following the Onex Acquisition, we paid a $0.8 million annual management fee under the services agreement between Onex and the Company (the “Services Agreement”). The Services Agreement with Onex was terminated in connection with the IPO for no consideration.

Interest Expense

Interest expense represents interest payments and refinancing fees paid to our lenders. During 2016, we paid interest to the lenders under our senior secured credit facilities (as in effect prior to the 2017 Refinancing (as defined below)) and to the holders of $200.0 million in aggregate principal amount of our 9.00% Senior Notes due 2021 (the “Senior Notes”) prior to their redemption as described below. On October 28, 2016, we borrowed $200.0 million of incremental term loans, and we fully redeemed all $200.0 million in aggregate principal amount of the Senior Notes with the proceeds of incremental term loans, cash on hand and proceeds of an $8.0 million borrowing under our revolving credit facility. On May 22, 2017, we refinanced our senior secured credit facilities with the Amended and Restated Senior Secured Credit Facilities (the “2017 Refinancing”). As a result, interest expense for the year ended December 31, 2017 principally represented interest paid in respect of our former senior secured credit facilities, as well as interest paid in respect of the Amended and Restated Senior Secured Credit Facilities. We further amended the Amended and Restated Senior Secured Credit Facilities in November 2017 to reduce the applicable interest rates. Interest expense for the year ended December 31, 2018 principally represented interest paid in respect of our Amended and Restated Senior Secured Credit Facilities.

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

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of ten to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. During 2018, we changed the estimated useful lives of certain of our trade name intangibles assets from indefinite-lived to definite-lived assets, with estimated useful lives of between 10 and 30 years. As a result of the change in estimated useful lives of certain of our trade name intangible assets, we recorded $1.0 million in additional amortization expense for the year ended December 31, 2018. See Note 1 in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the change in estimated useful lives for certain of our trade name intangible assets. Depreciation expense relates to property and equipment and represented less than 1% of our total revenues for each of the years ended December 31, 2018, 2017, and 2016.

Income Taxes

Income tax expense consists of federal, state and local taxes based on income in the jurisdictions in which we operate.

We used substantially all of our federal NOL carryforwards during 2017, and therefore our income tax payment obligations increased during 2018 notwithstanding the overall reduction in federal corporate tax rates as a result of the Tax Cuts and Jobs Act (“Tax Act”). We also record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangibles assets, depreciation, stock-based compensation charges and deferred financing costs.

On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the tax rate, we were required to revalue our U.S. net deferred tax liabilities at December 31, 2017. We estimated the impact of the revaluation to be a one-time benefit to income tax of approximately $52.1 million for the fourth quarter of fiscal year 2017. We completed our accounting for the income tax effects of the Tax Act and recorded an adjustment of $0.2 million during the year ended December 31, 2018.

Cash Flow Model

We have favorable cash flow characteristics, as described below (see “—Liquidity and Capital Resources—Cash Flows”), as a result of our high profit margins, low capital expenditures and consistently negative working capital. Our working capital is negative as our current assets are consistently lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable, borrowings under our Amended and Restated Revolving Credit Facility and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized as revenue upon completion of each trade show.

The primary driver for our negative working capital is the sales cycle for a trade show, which typically begins during the prior show. In the interim period between the current show and the following show, we continue to sell to new and past exhibitors and collect payments on contracted exhibit space. We require exhibitors to pay in full in advance of each trade show, whereas the bulk of expenses are paid close to or after the show. Cash deposits start to be received as early as twelve months prior to a show taking place and the balance of booth space fees are typically received in cash one month prior to a show taking place. This highly efficient cash flow model, where cash is received in advance of expenses to be paid, creates a working capital benefit.

Free Cash Flow

In addition to net cash provided by operating activities presented in accordance with GAAP, we present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to management and investors about the amount of cash generated from our core operations that, after capital expenditures, can be used for the repayment of indebtedness, paying of dividends, repurchasing of shares of our common stock and strategic initiatives, including investing in our business and making strategic acquisitions.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income before interest expense (including unrealized loss on interest rate swap and floor, net), loss on extinguishment of debt, income tax expense (benefits), depreciation and amortization, stock-based compensation, deferred revenue adjustment, intangible asset impairment charge, the Onex management fee (for periods prior to our IPO) and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see footnote 2 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.

Adjusted Net Income

Adjusted Net Income is defined as net income before refinancing charges; loss on extinguishment of debt; stock-based compensation; deferred revenue adjustment; intangible asset impairment charge; the Onex management fee (for periods prior to our IPO); other items that management believes are not part of our core operations; amortization of deferred financing fees and discount; amortization of acquired intangible assets; and tax adjustments related to non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net (loss) income, see footnote 3 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2018	2017	Variance $	Variance %
	(dollars in millions)
Statement of (loss) income and comprehensive income (loss) data:
Revenues	$380.7	$341.7	$39.0	11.4%
Other income	—	6.5	(6.5)	(100.0)%
Cost of revenues	112.1	95.0	17.1	18.0%
Selling, general and administrative expenses(1)	121.8	121.9	(0.1)	(0.1)%
Depreciation and amortization expense	46.8	43.2	3.6	8.3%
Intangible asset impairment charge	104.3	—	104.3	100.0%
Operating (loss) income	(4.3)	88.1	(92.4)	(104.9)%
Interest expense	29.1	38.3	(9.2)	(24.0)%
Loss on extinguishment of debt	—	3.0	(3.0)	(100.0)%
(Loss) income before income taxes	(33.4)	46.8	(80.2)	(171.4)%
Benefit from income taxes	(8.3)	(35.0)	26.7	(76.3)%
Net (loss) income and comprehensive (loss) income	$(25.1)	$81.8	$(106.9)	(130.7)%

Other financial data (unaudited):
Adjusted EBITDA(2)	$162.9	$157.9	$5.0	3.2%
Adjusted Net Income(3)	$100.2	$80.3	$19.9	24.8%
Free Cash Flow(4)	$100.4	$107.8	$(7.4)	(6.9)%

(1)

Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 included $9.2 million and $23.5 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2018 and 2017 were stock-based compensation expenses of $6.1 million and $2.4 million, respectively.

(2)

In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net (loss) income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net (loss) income before (i) interest expense (including unrealized loss on interest rate swap and floor, net), (ii) loss on extinguishment of debt, (iii) income tax expense, (iv) depreciation and amortization, (v) stock-based compensation, (vi) deferred revenue adjustment, (vii) intangible asset impairment charge, (viii) the Onex management fee (for periods prior to our IPO) and (ix) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Year Ended December 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net (loss) income	$(25.1)	$81.8
Add (Deduct):
Interest expense	29.1	33.8
Refinancing and repricing fees	—	4.5
Loss on extinguishment of debt(a)	—	3.0
Benefit from income taxes	(8.3)	(35.0)
Intangible asset impairment charge	104.3	—
Depreciation and amortization expense	46.8	43.2
Stock-based compensation expense(b)	6.1	2.4
Deferred revenue adjustment(c)	0.8	0.5
Management fee(d)	—	0.2
Contract termination costs (e)	—	10.0
Other items(f)	9.2	13.5
Adjusted EBITDA	$162.9	$157.9

(a)

On May 8, 2017, using the net proceeds to us from our IPO, we prepaid $159.2 million of borrowings under our term loan facility (as then in effect). On May 22, 2017, we refinanced our Senior Secured Credit Facilities with the Amended and Restated Senior Secured Credit Facility. In conjunction with the refinancing of our Senior Secured Credit Facilities, certain debt holders’ balances were fully extinguished. As a result, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively, which were included in loss on extinguishment of debt in the consolidated statements of (loss) income and comprehensive (loss) income.

(b)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“the 2013 Plan”) and the 2017 Omnibus Equity Plan (‘the 2017 Plan”).

(c)

Deferred revenue balances in each of the opening balance sheets of acquired assets and liabilities for BDNY, the Technology Brands, CPMG, National Pavement Expo, IGES and American Handcrafted Show (founded as American Craft Retailers Expo), reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates. If the businesses had been continuously owned by us throughout the years presented, the deferred revenue fair value adjustments of $0.8 million and $0.5 million, respectively, would not have been required and the revenues for the years ended December 31, 2018 and 2017 would have increased by $0.8 million and $0.5 million, respectively.

(d)

Represents the annual management fee of $0.8 million payable to an affiliate of Onex under the Services Agreement. In connection with the IPO, the Services Agreement was terminated and the management fee was no longer paid.

(e)	Represents contract termination costs incurred in connection with the relocation of the Outdoor Retailer show from Salt Lake City to Denver.
(f)

Other items include amounts management believes are not representative of our core operations.  For the year ended December 31, 2018, the $9.2 million included: (i) $3.6 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2018, (ii) $1.4 million in legal, audit and consulting fees related cost of operating as a public company and other related activities and (iii) $4.2 million in transition costs. For the year ended December 31, 2017, the $13.5 million included: (i) $5.7 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2017, (ii) $4.6 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $3.2 million in transition costs.

(3)

In addition to net income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net (loss) income for (i) refinancing charges, (ii) loss on extinguishment of debt, (iii) stock-based compensation, (iv) deferred revenue adjustment, (v) intangible asset impairment charge, (vi) the Onex management fee (for periods prior to our IPO), (vii) other items that management believes are not part of our core operations, (viii) amortization of deferred financing fees and discount, (ix) amortization of acquired intangible assets and (x) tax adjustments related to non-GAAP adjustments.

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

	Year ended December 31
	2018	2017
	(unaudited)
	(dollars in millions)
Net (loss) income	$(25.1)	$81.8
Add (Deduct):
Refinancing charges	—	4.5
Loss on extinguishment of debt(a)	—	3.0
Stock-based compensation expense(b)	6.1	2.4
Deferred revenue adjustment(c)	0.8	0.5
Intangible asset impairment charge	104.3	—
Management fee(d)	—	0.2
Contract termination costs(e)	—	10.0
Other items(f)	9.2	13.5
Amortization of deferred financing fees and discount	1.7	4.6
Amortization of acquired intangible assets(g)	44.6	41.3
Deferred tax adjustment(h)	—	(52.1)
Tax adjustments related to non-GAAP adjustments(i)	(41.4)	(29.4)
Adjusted Net Income	$100.2	$80.3

(a)	Represents loss on extinguishment of debt as described in Note (2)(a) above.
(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(c)	Represents the acquired deferred revenue fair value adjustments described in Note 2(c) above.
(d)	Represents the annual management fee described in Note 2(d) above.
(e)	Represents the contract termination costs described in Note 2(e) above.
(f)	Represents other items described in Note 2(f) above.
(g)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which are amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to thirty years.

(h)

Represents the impact of revaluing our net deferred tax liabilities from the previously applicable corporate tax rate of 35% to the U.S. corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

(i)	Reflects application of U.S. federal and state enterprise tax rates of 24.9% and 36.5% in the years ended December 31, 2018 and 2017, respectively.
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

	Year Ended December 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$103.9	$110.8
Less:
Capital expenditures	3.5	3.0
Free Cash Flow	$100.4	$107.8

Revenues

Revenues of $380.7 million for the year ended December 31, 2018 increased $39.0 million, or 11.4%, from $341.7 million for the year ended December 31, 2017.  The increase in revenue included acquisition-driven growth of $32.1 million, attributable to our November 2017 acquisition of CPMG, which we acquired after all its 2017 events had taken place, and the 2018 acquisitions of Technology Brands and BDNY. In addition, we were able to recognize the full show revenues of Surf Expo September and ISS Orlando in 2018, whereas the shows in 2017 were shortened due to Hurricane Irma and we did not recognize all the revenues of those shows, although we received $6.5 million in insurance proceeds that we reflected as Other Income in 2017. In total, this factor accounted for $6.6 million of our revenue increase in 2018, with the remaining increase in revenue versus 2017 attributable to organic growth of $3.8 million, less a $3.5 million year-over-year decline in revenues related to events that we discontinued in 2017 and 2018, including our Interbike show.

Our organic revenue growth was 1.1% versus 2017, or 0.8% if Interbike’s revenues are included in both 2017 and 2018. This growth rate reflected low single digit growth in trade shows and Other Events, partly offset by a low double-digit organic decline in Other Marketing Services. Trade show organic growth of 2.1% included low double-digit revenue growth in our Sports sector, mainly driven by the addition of a third Outdoor Retailer show, and solid performances in our Design & Construction, Technology and Other Trade Show sectors. This growth was partly offset by low single-digit declines in our two largest franchises, ASD Market Week and NY NOW, which both reported lower revenues than in 2017, partially offset by continued strong growth in the Kitchen & Bath Industry Show and ICFF shows.

Other Income

On September 7, 2017, as a result of Hurricane Irma, our Surf Expo and ISS Orlando trade shows were forced to close two days early.  The Company carries event cancellation insurance to mitigate losses caused by natural disasters, and during the fourth quarter of 2017 received a settlement of $6.5 million to offset substantially all of the lost revenues from the affected shows. As a result, we recorded Other Income of $6.5 million in the consolidated statements of income and comprehensive income for the year ended December 31, 2017 to recognize the amount recovered from our event insurance company.

Cost of Revenues

Cost of revenues of $112.1 million for the year ended December 31, 2018 increased $17.1 million, or 18.0%, from $95.0 million for the year ended December 31, 2017. Incremental costs from acquisitions contributed $14.9 million, and the remaining $2.2 million increase was mainly driven by higher costs related to the Outdoor Retailer franchise, largely due to the 2018 launch of Outdoor Retailer Winter Market. For the balance of the portfolio, cost increases in growing shows and the incremental costs of launches were broadly offset by good cost management and savings related to discontinued events.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $121.8 million for the year ended December 31, 2018 decreased $0.1 million, or 0.1%, from $121.9 million for the year ended December 31, 2017. Incremental costs from our 2018 and 2017 acquisitions contributed $9.2 million to selling, general and administrative expense. In addition, selling, general and administrative expenses, costs included an increase of $3.7 million in stock-based compensation compared to the prior year, offset by a decline of $14.3 million in non-recurring costs primary driven by one-time contract termination costs in connection with the relocation of the Outdoor Retailer show from Salt Lake City to Denver incurred in the prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense of $46.8 million for the year ended December 31, 2018 increased $3.6 million, or 8.3%, from $43.2 million for the year ended December 31, 2017. The increase was comprised of $2.4 million in additional intangible asset amortization related to intangible assets acquired in the 2018 and 2017 acquisitions, $1.0 million in trade name intangible asset amortization related to the change in useful lives for certain trade names and a $0.2 million increase in depreciation expense.

Intangible Asset Impairment Charge

As a result of the annual impairment assessment of indefinite-lived intangible assets, we recorded a $104.3 million impairment charge related to certain of our trade names and customer-related intangible assets for the year ended December 31, 2018. No impairment charge was recorded as a result of the annual impairment assessment of indefinite-lived intangible assets for the year ended December 31, 2017. The impairment charge was due to a decline in fair value compared to the carrying value of the respective trade names and customer-relationships intangible assets, which were driven by the changes in forecasted revenues and gross profits and minor adjustments to the valuation assumptions around future royalty and discount rates.

Interest Expense

Interest expense of $29.1 million for the year ended December 31, 2018 decreased $9.2 million, or 24.0%, from $38.3 million for the year ended December 31, 2017. The decrease was primarily attributable to the repayment of $159.2 million in the principal amount of our then existing senior secured credit facilities in May 2017, as well as the interest savings attributable to the reduction in the principal amount of our indebtedness during the year ended December 31, 2018 and the non-recurrence of $3.9 million in fees incurred related to the 2017 Refinancing of our Senior Secured Credit Facilities in May 2017 and the repricing of the Senior Secured Credit Facilities in November 2017.  These decreases were partially offset by an increase in the variable interest rate on our Senior Secured Credit Facility, for which the average rate during 2018 was 4.76% compared to 4.47% during 2017.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was zero and $3.0 million for the years ended December 31, 2018 and 2017, respectively.  In conjunction with the refinancing of our Senior Secured Credit Facilities in May 2017, certain debt holders’ balances were fully extinguished. As a result, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively.

Benefit from Income Taxes

For the years ended December 31, 2018 and 2017, we recorded a benefit from income taxes of $8.3 million and $35.0 million, respectively. The decrease in our benefit from income taxes of $26.7 million for the year ended December 31, 2018 compared to the comparable period in the prior year was primarily attributable to the enactment of the Tax Act on December 22, 2017, and to a lesser extent, to pretax income in the year ended December 31, 2017 and pretax losses in the year ended December 31, 2018.  The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.

Net (Loss) Income; Adjusted EBITDA; Adjusted Net Income

Net loss of $25.1 million for the year ended December 31, 2018 decreased $106.9 million, or 130.7%, from net income of $81.8 million for the year ended December 31, 2017. The decrease was primarily attributable to the $104.3 million non-cash intangible asset impairment charge related to the impairment of certain of our trade names and customer-related intangibles assets during the year ended December 31, 2018. In addition, contributions from our 2018 and 2017 acquisitions, a lower benefit from income taxes and an increase in depreciation and amortization drove a higher net loss. These cost increases were partly offset by lower interest expense as a result of the repayment of $159.2 million in the principal amount of our then existing senior secured credit facilities in May 2017, as well as the interest savings attributable to the reduction in the principal amount of our indebtedness during the year ended December 31, 2018. Adjusted EBITDA of $162.9 million for the year ended December 31, 2018 increased $5.0 million, or 3.2%, from $157.9 million for the year ended December 31, 2017. The reasons for the increase in Adjusted EBITDA were the same as for the increases in net loss, excluding the $26.7 million decrease in benefit from income taxes. Adjusted EBITDA benefited from the exclusion of the $104.3 million intangible asset impairment charge in the year ended December 31, 2018 and a $3.6 million increase in higher depreciation and amortization expense in the year ended December 31, 2018 versus the prior year. These benefits were offset by $8.4 million of combined reductions from lower interest expense, refinancing and repricing fees, loss on extinguishment of debt, stock-based compensation costs and management fees and a $14.3 million decrease in one-time contract termination costs and transaction and transition costs compared to 2017. Adjusted Net Income for the year ended December 31, 2018 of $100.2 million increased $19.9 million, or 24.8%, from $80.3 million for the year ended December 31, 2017. The reasons for the increase in Adjusted Net Income were the same as the reasons for the increase in Adjusted EBITDA. In addition, Adjusted Net Income benefited from the absence of a $1.8 million decrease in interest expense and amortization of deferred financing fees and discount add-backs, and a $13.5 million decrease related to the deferred tax adjustment and tax effect of non-GAAP adjustments versus the prior year.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.  For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017.”

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

	Year Ended December 31,
	2017	2016	Variance $	Variance %
	(dollars in millions)
Statement of income and comprehensive income data:
Revenues	$341.7	$323.7	$18.0	5.6%
Other income	6.5	—	6.5	0.0%
Cost of revenues	95.0	84.4	10.6	12.6%
Selling, general and administrative expenses(1)	121.9	98.9	23.0	23.3%
Depreciation and amortization expense	43.2	40.0	3.2	8.0%
Operating income	88.1	100.4	(18.8)	(18.7)%
Interest expense	38.3	51.4	(13.1)	(25.5)%
Loss on extinguishment of debt	3.0	13	(9.8)	—
Income before income taxes	46.8	36.2	4.1	11.3%
(Benefit from) provision for income taxes	(35.0)	14.0	(49.0)	(350.0)%
Net income and comprehensive income	$81.8	$22.2	$53.1	239.2%

Other financial data (unaudited):
Adjusted EBITDA(2)	$157.9	$152.1	$5.8	3.8%
Adjusted Net Income(3)	$80.3	$63.7	$16.6	26.1%
Free Cash Flow(4)	$107.8	$89.6	$18.2	20.3%

(1)

Selling, general and administrative expenses for the years ended December 31, 2017 and 2016 included $23.5 million and $7.7 million, respectively, in acquisition related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expense for the years ended December 31, 2017 and 2016 were stock-based compensation expense of $2.4 million and $2.9 million, respectively.

(2)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.

	Year Ended December 31,
	2017	2016
	(unaudited)
	(dollars in millions)
Net income	$81.8	$22.2
Add:
Interest expense	33.8	51.4
Refinancing and repricing fees	4.5	—
Loss on extinguishment of debt(a)	3.0	12.8
(Benefit from) provision for income taxes	(35.0)	14.1
Depreciation and amortization expense	43.2	39.9
Stock-based compensation expense(b)	2.4	2.9
Deferred revenue adjustment(c)	0.5	0.3
Management fee(d)	0.2	0.8
Contract termination costs(e)	10.0	—
Other items(f)	13.5	7.7
Adjusted EBITDA	$157.9	$152.1

(a)

On October 28, 2016, in connection with the Third Amendment to our Senior Secured Credit Facilities (the “Third Amendment”), we redeemed all of our $200.0 million aggregate principal amount of our 9.00% Senior Notes due 2021 (the “Senior Notes”) at a redemption price of 104.5%.  The $9.0 million redemption premium was included in loss on extinguishment of debt in the consolidated statements of income and comprehensive income.  In connection with the extinguishment of the Senior Notes, we also wrote off $3.8 million of outstanding deferred financing fees which were included in loss on extinguishment of debt in the consolidated statements of (loss) income and comprehensive (loss) income.
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

(3)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 3 to the table under the heading “Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.

	Year ended December 31
	2017	2016
	(unaudited)
	(dollars in millions)
Net income	$81.8	$22.2
Add (Deduct):
Refinancing charges	4.5	—
Loss on extinguishment of debt(a)	3.0	12.8
Stock-based compensation expense(b)	2.4	2.9
Deferred revenue adjustment(c)	0.5	0.3
Management fee(d)	0.2	0.8
Contract termination costs(e)	10.0	—
Other items(f)	13.5	7.7
Amortization of deferred financing fees and discount	4.6	5.3
Amortization of acquired intangible assets(g)	41.3	38.3
Deferred tax adjustment(h)	(52.1)	—
Tax adjustments related to non-GAAP adjustments(i)	(29.4)	(26.6)
Adjusted Net Income	$80.3	$63.7

(a)	Represents loss on extinguishment of debt as described in Note 2(a) above.
(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(c)	Represents deferred revenue charge as described in Note 2(c) above.
(d)	Represents the annual management fee described in Note 2(d) above.
(e)	Represents the contract termination costs described in Note 2(e) above.

(f)	Represents other items described in Note 2(f) above.
(g)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which is amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to ten years from the date of each acquisition.

(h)

Reflects the impact of revaluing our net deferred tax liabilities from the previously applicable corporate tax rate of 35% to the newly enacted U.S. corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act enacted on December 22, 2017.

(i)	Reflects application of U.S. federal and state enterprise tax rates of 36.5% and 39.1% in the years ended December 31, 2017 and 2016, respectively.
(4)

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 4 to the table under the heading “Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.

	Year Ended December 31,
	2017	2016
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$110.8	$93.0
Less:
Capital expenditures	3.0	3.4
Free Cash Flow	$107.8	$89.6

Revenues

Revenues of $341.7 million for the year ended December 31, 2017 increased $18.0 million, or 5.6%, from $323.7 million for the year ended December 31, 2016.  The increase in revenue reflected acquisition-driven growth of $24.3 million, or 7.5%, and organic growth of $0.6 million, or 0.2%. This growth was partly offset by the impact of Hurricane Irma, which reduced revenue by $6.6 million, or 2.0%, although this impact was fully reimbursed by insurance proceeds reported as Other Income (net of cost savings achieved), and also due to discontinued activities of $0.3 million, or 0.1%.  Incremental contributions from acquisitions of $24.3 million related to the 2017 acquisitions of CEDIA and InterDrone, where the shows took place in 2017, as well as the incremental revenues contributed by National Pavement Expo, American Handcrafted Show (founded as American Craft Retailers Expo), Collective, RFID LIVE! and Digital Dealer which were businesses we acquired in 2016 after the respective shows for that year had staged.

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

Other Income

On September 7, 2017, as a result of Hurricane Irma, our Surf Expo and ISS Orlando trade shows were forced to close two days early.  The Company carries cancellation insurance to mitigate losses caused by natural disasters, and during the fourth quarter of 2017 received a settlement of $6.5 million to offset substantially all of the lost revenues from the affected shows.  As a result, we recorded Other Income of $6.5 million in the consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2017 to recognize the amount recovered from our event insurance company.

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

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading to the table under the heading “Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.  For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017.”

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

As of December 31, 2018, we had $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, which included unamortized deferred financing fees of $3.0 million and unamortized original issue discount of $3.6 million, with an additional $109.1 million available to borrow (after giving effect to $40.0 million in outstanding borrowings and $0.9 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.  See “--Long-Term Debt-Amended and Restated Senior Secured Credit Facilities” below for more detail regarding the terms of our Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We paid a dividend of $0.07 per share in each of the second, third and fourth quarters of 2017 and the first quarter of 2018 and $0.0725 per share in each of the second, third and fourth quarters of 2018. On February 5, 2019, our board of directors approved the payment of a cash dividend of $0.0725 (or $5.2 million in the aggregate) per share for the quarter ending March 31, 2019 to holders of record of the Company’s common stock. The dividend is expected to be paid on or about March 5, 2019 to holders of record of our common stock as of February 19, 2019. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

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

Share Repurchases

Our board of directors approved a $20.0 million share repurchase program in the fourth quarter of 2018. We repurchased 1,627,248 shares of our common stock for $19.4 million during the year ended December 31, 2018. As of December 31, 2018, approximately $0.6 million remained available to repurchase shares pursuant to the $20.0 million share repurchase program authorized by our board of directors.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Statement of Cash Flows Data	(dollars in millions)
Net cash provided by operating activities	$103.9	$110.8	$93.0
Net cash used in investing activities	$(74.7)	$(95.5)	$(51.9)
Net cash used in financing activities	$(19.6)	$(19.3)	$(42.5)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the year ended December 31, 2018 decreased $6.9 million, or 6.2%, to $103.9 million from $110.8 million during the year ended December 31, 2017.  The decrease was primarily due to a $106.9 million decrease in net income and a $21.4 million decrease in cash generated by working capital.  These increases were partially offset by a $121.4 million increase in non-cash outflows which were primarily related to the intangible asset impairment charge. Net cash provided by operating activities for the year ended December 31, 2017 increased $17.8 million, or 19.1%, to $110.8 million from $93.0 million during the year ended December 31, 2016.  The increase was primarily due to a $59.6 million increase in net income and a $7.6 million increase in cash generated by working capital.  These increases were offset by a $50.8 million increase in non-cash outflows which were primarily related to the revaluation of our deferred tax liabilities as a result of the Tax Act.

Investing Activities

Investing activities consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.
Net cash used in investing activities for the year ended December 31, 2018 decreased $20.8 million, or 21.8%, to $74.7 million from $95.5 million in the year ended December 31, 2017.  The decrease was due to less cash being used for acquisitions during the year ended December 31, 2018 than in the prior year.  In the year ended December 31, 2018, we completed two acquisitions for aggregate cash consideration of $71.2 million, while we completed four acquisitions in the prior year for aggregate cash consideration of $92.5 million.  Net cash used in investing activities for the year ended December 31, 2017 increased $43.6 million, or 84.0%, to $95.5 million from $51.9 million in the year ended December 31, 2016.  The increase was due to more cash being used for acquisitions during the year ended December 31, 2017 than in the prior year.  In the year ended December 31, 2017 we completed four acquisitions for aggregate cash consideration of $92.5 million, while six relatively smaller acquisitions were completed in the prior year for aggregate cash consideration of $48.4 million.  See Note 3 in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the acquisitions. We have minimal capital expenditure requirements. Capital expenditures totaled $3.5 million, $3.0 million and $3.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the year ended December 31, 2018 was $19.6 million, comprised of a $25.7 million repayment of principal on our Amended and Restated Term Loan Facility, $21.0 million in quarterly cash dividend payments and $19.4 million in share repurchases associated with our publicly announced share repurchase program. These were offset by net proceeds of $40.0 million borrowings on our Amended and Restated Senior Revolving Credit Facilities and $6.5 million in proceeds from common stock issuances related to the exercise of employee equity awards. Net cash used in financing activities for the year ended December 31, 2017 was $19.3 million, comprised of net proceeds from the issuance of common stock in conjunction with our IPO of $159.1 million and net proceeds from the issuance of term loans under the Amended and Restated Senior Secured Credit Facilities of $13.0 million.  These sources of cash were offset by the use of $159.2 million to prepay our Term Loan Facility, the payment of $12.6 million in contingent consideration related to the 2016 Acquisitions and the 2017 Acquisitions, $15.2 million in quarterly dividend payments, $4.7 million in debt issuance costs and $5.0 million in scheduled quarterly principal payments on the Term Loan Facility.

Free Cash Flow

Free Cash Flow of $100.4 million for the year ended December 31, 2018 decreased $7.4 million, or 6.9% from $107.8 million for the year ended December 31, 2017.  Free Cash Flow of $107.8 million for the year ended December 31, 2017 increased $18.2 million, or 20.3% from $89.6 million for the year ended December 31, 2016.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017”.

Interest Rate Swap and Floor

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modified our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Term Loan Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap agreement involved the receipt of floating rate amounts at three-month LIBOR in exchange for fixed rate interest payments at 2.705% over the life of the agreement without an exchange of the underlying principal amount of $100.0 million. When the three-month LIBOR rate drops below 1.25%, the interest rate floor contract required us to make variable payments based on an underlying principal amount of $100.0 million and the differential between the three-month LIBOR rate and 1.25%. The interest rate swap and floor had an effective date of December 31, 2015 and was settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The contract expired and was fully settled on December 31, 2018.

The interest rate swap and floor had not been designated as effective hedges for accounting purposes. Accordingly, we mark to market the interest rate swap and floor quarterly with the unrealized gain or loss recognized in unrealized net loss on interest swap and floor in our consolidated statements of (loss) income and comprehensive (loss) income, and the net liability included in accounts payable and other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the year ended December 31, 2018 we recorded an realized net loss of $0.5 million and a unrealized gain of $0.8 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income.  For the year ended December 31, 2017 we recorded an unrealized net gain of $1.4 million and a realized loss of $1.4 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income.  For the year ended December 31, 2016 we recorded an unrealized net gain of $0.7 million and a realized loss of $1.5 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and (loss) comprehensive income. The impact of the gains and losses on the interest rate swap and floor agreement is recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments.  Due to the expiration and full settlement of the interest rate swap and floor contracts in 2018, there is no liability outstanding at December 31, 2018. At December 31, 2017, $0.8 million of the interest rate swap and floor liability was included in accounts payable and other current liabilities on the consolidated balance sheet.

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

In addition, the Amended and Restated Revolving Credit Facility contains a financial maintenance covenant (the “Financial Covenant”) requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents (“Total First Lien Net Debt”) to Acquisition Adjusted EBITDA. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  We were not required to test the Financial Covenant at December 31, 2018.

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

As of December 31, 2018, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2018. The table assumes only the 2019 mandatory prepayment pursuant to the Term Loan Facility’s excess cash flow sweep.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in thousands)
Contractual obligations(1)	$85.2	$49.0	$36.0	$0.2	—
Long-term debt obligations(2)	536.5	5.7	17.0	513.9	—
Short-term debt obligations(3)	40.0	40.0	—	—	—
Operating lease obligations(4)	25.2	3.9	10.5	7.8	3.0
Interest on long-term debt obligations(5)	150.5	28.5	84.0	38.0	—
Totals:	$837.5	$127.1	$147.4	$559.9	$3.0

(1)

We have entered into certain contractual obligations to secure trade show venues. These agreements are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

(2)	Represents principal obligations with respect to borrowings under the Amended and Restated Term Loan Facility.
(3)	Represents principal obligations with respect to borrowings under the Amended and Restated Revolving Credit Facility.
(4)

We have entered into certain operating leases for real estate facilities. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts of rents payable at fixed or minimum prices.

(5)

Represents interest expense on borrowings under the Amended and Restated Term Loan Facility using the interest rates in effect at December 31, 2018. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Revenue Recognition, Deferred Revenue and Allowance for Doubtful Accounts

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Revenues from trade shows and other events represented approximately 93%, 93% and 92% of our total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in-full prior to the trade show or event and deferred until the event takes place and the revenue earnings process is substantially complete. Similarly, attendees register and are typically qualified for attendance prior to the show staging. Attendee registration revenues are also collected prior to the show and deferred until the show stages. Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense with relation to these revenue streams. Any trade show related receivables outstanding 60 days following the month in which a trade show stages are fully reserved for in the allowance for doubtful accounts. Revenue is recognized when our customer receives the benefit of the promised services and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration we expect to receive in exchange for those services. Customers receive the benefit of our services upon the completion of each trade show or conference event for our trade shows and conference events. We recognized $353.8 million, $316.4 million and $298.0 million of trade show and other conferences revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

The remaining portion of our revenues primarily consist of advertising sales for industry publications, which are recognized in the period in which the publications are issued. Typically, the fees we charge are collected after the publications are issued. We recognized $26.9 million, $25.3 million and $25.7 million of other marketing services revenue for the years ended December 31, 2018, 2017 and 2016, respectively.

Our deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Total deferred revenues, including the current and non-current portions, were $192.4 million and $194.5 million, as of December 31, 2018 and 2017, respectively.

Management records an allowance for doubtful accounts based on historical experience and a detailed assessment of the collectability of our accounts receivable related to advertising sales.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill is not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred. We test for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. We perform our goodwill impairment test at the reporting unit level and have determined we operate under one reporting unit.

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

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions including, projections of future cash flows, revenue growth rates, weighted average cost of capital, forecasting future sales and expenses, selecting appropriate discount rates and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.  In the event of a goodwill impairment, we would be required to record an impairment charge, which would impact our earnings. We would also be required to reduce the carrying amounts of the related assets on our balance sheet.

We also consider the amount of headroom for our reporting unit when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2018, we determined that the carrying amount of our reporting unit did not exceed the respective fair value and therefore, no impairment existed. Based on the results of this impairment test performed as of October 31, 2018, the fair value of the reporting unit exceeded its carrying value by more than 20%. Accordingly a relatively small change in the underlying assumptions, including the financial performance of the Company not meeting expectations in future years or a decline in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $1,036.5 million as of December 31, 2018.

No impairment was identified as a result of the analysis performed in connection with our annual test of goodwill for the years ended December 31, 2018, 2017 and 2016, as the estimated fair value of goodwill as of the impairment testing date exceeded its carrying value.

Indefinite-Lived Intangible Assets

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

Indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. We perform testing of indefinite-lived intangible assets, other than goodwill, at the asset group level using the relief from royalty method.  If the carrying value exceeds the fair value, an impairment loss is recorded for that excess.

During the fourth quarter of 2018, we identified triggering events associated with the performance of several trade show brands that led us to determine that it was not more likely than not that the carrying amount of certain of its indefinite-lived intangible assets would be recovered. We performed the quantitative analysis in connection with our annual impairment test and concluded that certain of our trade names had a fair value below the carrying value. As a result, we recognized a non-cash impairment charge of $90.6 million for the year ended December 31, 2018 related to certain of our trade names. No indefinite-lived intangible assets were deemed to be impaired for the year ended December 31, 2017 and 2016. The decline in fair value compared to the carrying value of the respective trade names is the result of changes in forecasted revenues and gross profits and minor adjustments to the valuation assumptions around future royalty and discount rates. We will continue to review our long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Additionally, following the results of our annual impairment test, we changed the estimated useful lives of certain of our trade names from indefinite-lived to definite-lived and accordingly, began amortizing these trade names over their estimated useful lives, which range from 10 to 30 years. The change in useful lives was made to certain of our shows operating in the large, multi-category gift and home, jewelry, retail-service, photography and conference event categories and was primarily driven by market trends and circumstances that are likely to affect the future revenues and profits of certain of our events.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain trade names, customer-relationships and other amortized intangible assets. We are constantly assessing the estimated useful lives of our intangible assets, and following the result of our impairment test, we concluded that certain of our trade names should be classified as definite-lived intangible assets. The definite-lived trade names are being amortized over their estimated useful lives. Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed each reporting period:

	2018
	Estimated Useful Life	Weighted Average
Customer-related intangibles	7-10 years	9
Definite-lived trade names	10-30 years	22
Computer software	3-7 years	5

With respect to business acquisitions, the fair values of acquired definite-lived intangibles are estimated using a discounted cash flow analysis. Input assumptions regarding future cash flows, growth rates, discount rates and tax rates used in developing the present value of future cash flow projections are the basis of the fair value calculations.

Impairment of Long-Lived Assets

We review long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. We conduct our long-lived asset impairment analysis by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment charge is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on the discounted cash flow analysis.  If the carrying amount of an intangible asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess.

In connection with the impairment identified to certain of our trade name intangible assets during the fourth quarter of 2018, we performed a recoverability test on all related asset groups containing definite-lived intangible assets, which consisted primarily of customer relationships as of October 31, 2018. The recoverability test indicated that certain of our long-lived assets were impaired. As a result, we recognized a non-cash impairment charge of $13.7 million during the year ended December 31, 2018. There were no long-lived asset impairments for the years ended December 31, 2017 or 2016.

Stock-Based Compensation

Prior to the IPO, certain of our officers, non-employee directors, consultants and employees received stock-based compensation pursuant to our 2013 Option Plan. We calculate stock-based compensation expense for each vesting tranche of stock options using the Black-Scholes option pricing model and recognize such costs, net of forfeitures, within the consolidated statements of (loss) income and comprehensive (loss) income; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, our expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which we estimated as follows:

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

•

Expected Term — The expected option term represents the period of time the option is expected to be outstanding. The simplified method is used to estimate the term since we do not have sufficient exercise history to calculate the expected term of stock options.

•

Volatility — The expected volatility is based on considering our limited publicly traded stock price and historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.

•	Risk-Free Rate — The risk-free rate is based on the yields of United States Treasury securities with maturities similar to the expected term of stock option for each stock option grant.
•	Forfeiture Rate — Estimates of pre-vesting forfeitures, or forfeiture rates, were based on our internal analysis, which primarily considers the award recipients’ position within the Company.
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

See Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to stock-based compensation.

Income Taxes

We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of (loss) income and comprehensive (loss) income as an adjustment to income tax expense in the period that includes the enactment date.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 13 “Income Taxes” in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Amended and Restated Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of December 31, 2018, we had $529.9 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2018.

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modify our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Term Loan Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense. The swap agreement involves the receipt of floating rate amounts at three-month LIBOR in exchange for fixed rate interest payments at 2.705% over the life of the agreement without an exchange of the underlying principal amount of $100.0 million. When the three-month LIBOR rate drops below 1.25%, the interest rate floor contract requires us to make variable payments based on an underlying principal amount of $100.0 million and the differential between the three-month LIBOR rate and 1.25%. The interest rate swap and floor have an effective date of December 31, 2015 and are settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. We have not entered into a new forward interest rate swap and floor contract to hedge any portion of our Amended and Restated Senior Secured Credit Facilities subsequent to December 31, 2018.

The interest rate swap and floor were not designated as effective hedges for accounting purposes. Accordingly, in 2018, 2017 and 2016 we marked to market the interest rate swap and floor quarterly with the unrealized and realized gain or loss recognized in interest expense, in the consolidated statements of (loss) income and comprehensive (loss) income and the net liability included in other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the year ended December 31, 2018 we recorded an realized net loss of $0.5 million and a unrealized gain of $0.8 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and (loss) comprehensive income.  For the year ended December 31, 2017 we recorded an unrealized net gain of $1.4 million and a realized loss of $1.4 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income. For the year ended December 31, 2016 we recorded an unrealized net gain of $0.7 million and a realized loss of $1.5 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income. The impact of the gains and losses on the interest rate swap and floor agreement is recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments. At December 31, 2018 and 2017 the liability related to the swap and floor financial instruments was zero and $0.8 million, respectively. At December 31, 2017, $0.8 million of the interest rate swap and floor liability is included in accounts payable and other current liabilities in the consolidated balance sheet.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Emerald Expositions Events, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emerald Expositions Events, Inc. and its subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of (loss) income and comprehensive (loss) income, of changes in shareholder’s equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

February 19, 2019

We have served as the Company's auditor since 2015.

Emerald Expositions Events, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

(dollars in millions, share data in thousands, except par value)	2018	2017
Assets
Current assets
Cash and cash equivalents	$20.5	$10.9
Trade and other receivables, net of allowance for doubtful accounts of $0.9 and $0.8 million, as of December 31, 2018 and 2017, respectively	62.7	62.7
Prepaid expenses	19.8	19.9
Total current assets	103.0	93.5
Noncurrent assets
Property and equipment, net	3.7	3.8
Goodwill	1,036.5	993.7
Other intangible assets, net	435.3	545.0
Other noncurrent assets	1.5	1.9
Total assets	$1,580.0	$1,637.9
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$30.5	$25.0
Deferred revenues	192.4	192.6
Revolving credit facility	40.0	—
Term loan, current portion	5.7	5.7
Total current liabilities	268.6	223.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	524.2	548.5
Deferred tax liabilities, net	75.4	100.2
Other noncurrent liabilities	3.5	4.7
Total liabilities	871.7	876.7
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares at December 31, 2018 and 2017: 80,000; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value; authorized shares: 800,000; issued and outstanding shares: 71,591 and 72,604 at December 31, 2018 and 2017, respectively	0.7	0.7
Additional paid-in capital	689.7	677.1
Retained earnings	17.9	83.4
Total shareholders’ equity	708.3	761.2
Total liabilities and shareholders’ equity	$1,580.0	$1,637.9

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Expositions Events, Inc.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

Years Ended December 31, 2018, 2017 and 2016

(dollars in millions, share data in thousands except earnings per share)	2018	2017	2016
Revenues	$380.7	$341.7	$323.7
Other income	—	6.5	—
Cost of revenues	112.1	95.0	84.4
Selling, general and administrative expense	121.8	121.9	98.9
Depreciation and amortization expense	46.8	43.2	40.0
Intangible asset impairment charge	104.3	—	—
Operating (loss) income	(4.3)	88.1	100.4
Interest expense	29.1	38.3	51.4
Loss on extinguishment of debt	—	3.0	12.8
(Loss) income before income taxes	(33.4)	46.8	36.2
(Benefit from) provision for income taxes	(8.3)	(35.0)	14.0
Net (loss) income and comprehensive (loss) income	$(25.1)	$81.8	$22.2

Basic (loss) earnings per share	$(0.34)	$1.19	$0.36
Diluted (loss) earnings per share	$(0.34)	$1.13	$0.35
Basic weighted average common shares outstanding	72,887	68,912	61,859
Diluted weighted average common shares outstanding	72,887	72,116	63,294

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Expositions Events, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
(shares in thousands; dollars in millions)	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2015	61,847	$0.6	$507.3	$(5.4)	$502.5
Stock-based compensation	11	—	3.0	—	3.0
Issuance of common stock	8	—	0.1	—	0.1
Repurchase of common stock	(6)	—	(0.1)	—	(0.1)
Net income and comprehensive income	—	—	—	22.2	22.2
Balances at December 31, 2016	61,860	$0.6	$510.3	$16.8	$527.7
Stock-based compensation	9	—	2.6	—	2.6
Dividends on common stock	—	—	—	(15.2)	(15.2)
Issuance of common stock	10,735	0.1	164.2	—	164.3
Net income and comprehensive income	—	—	—	81.8	81.8
Balances at December 31, 2017	72,604	$0.7	$677.1	$83.4	$761.2
Stock-based compensation	13	—	6.1	—	6.1
Dividends on common stock	—	—	—	(21.0)	(21.0)
Issuance of common stock	601	—	6.5	—	6.5
Repurchase of common stock	(1,627)	—	—	(19.4)	(19.4)
Net loss and comprehensive loss	—	—	—	(25.1)	(25.1)
Balances at December 31, 2018	71,591	$0.7	$689.7	$17.9	$708.3

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Expositions Events, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

(in millions)	2018	2017	2016
Operating activities
Net (loss) income	$(25.1)	$81.8	$22.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	6.1	2.6	3.0
Provision for doubtful accounts	0.5	0.5	0.7
Depreciation and amortization	46.8	43.2	40.0
Intangible asset impairment charge	104.3	—	—
Amortization of deferred financing fees and debt discount	1.7	4.6	5.2
Unrealized gain on interest rate swap and floor	(0.8)	(1.4)	(0.7)
Deferred income taxes	(24.8)	(39.9)	10.4
Loss on extinguishment of debt	—	3.0	3.7
Other	0.5	0.3	0.2
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	1.0	(0.7)	(10.6)
Prepaid expenses	3.7	4.5	(1.7)
Other noncurrent assets	—	0.1	(0.6)
Accounts payable and other current liabilities	3.4	3.3	2.4
Income tax payable	1.0	—	—
Deferred revenues	(12.3)	5.4	18.4
Other noncurrent liabilities	(2.1)	3.5	0.4
Net cash provided by operating activities	103.9	110.8	93.0
Investing activities
Acquisition of businesses, net of cash acquired	(71.2)	(92.5)	(48.5)
Purchases of property and equipment	(0.8)	(0.9)	(2.4)
Purchases of intangible assets	(2.7)	(2.1)	(1.0)
Net cash used in investing activities	(74.7)	(95.5)	(51.9)
Financing activities
Payment of contingent consideration	—	(12.6)	(4.6)
Proceeds from borrowings on revolving credit facility	50.0	43.0	8.0
Repayment of revolving credit facility	(10.0)	(43.0)	(8.0)
Proceeds from borrowings on term loan	—	13.0	200.0
Repayment of senior notes	—	—	(200.0)
Repayment of principal on term loan	(25.7)	(164.2)	(37.0)
Fees paid for debt issuance	—	(4.7)	(1.0)
Cash dividends paid	(21.0)	(15.2)	—
Payment of costs related to the initial public offering	—	(6.4)	—
Repurchase of common stock	(19.4)	—	—
Proceeds from exercise of stock options	6.5	5.3	—
Proceeds from issuance of common stock	—	165.5	0.1
Net cash used in financing activities	(19.6)	(19.3)	(42.5)
Net increase (decrease) in cash and cash equivalents	9.6	(4.0)	(1.4)
Cash and cash equivalents
Beginning of year	10.9	14.9	16.3
End of year	$20.5	$10.9	$14.9
Supplemental disclosures of cash flow information
Cash paid for income taxes	$14.8	$3.9	$3.7
Cash paid for interest	$28.5	$34.7	$45.9

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2017 acquisitions	$—	$1.6	$—
Contingent consideration related to 2016 acquisitions	$—	$—	$8.5

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

Initial Public Offering

On May 3, 2017, the Company completed the initial public offering (“IPO”) of its common stock. The Company sold a total of 10,333,333 shares of common stock, for total net proceeds to the Company of approximately $159.1 million after deducting underwriting discounts and commissions and expenses associated with the offering of $16.5 million. The Company used all of its proceeds from the offering plus cash on hand to prepay $159.2 million of borrowings outstanding under the Term Loan Facility (as defined below).

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

The Company had no items of other comprehensive (loss) income; as such, its comprehensive (loss) income is the same as net (loss) income for all periods presented.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, allowances for doubtful accounts, useful lives of property and equipment and intangible assets, long-lived asset impairments, goodwill, purchased intangible asset valuations and assumptions used in valuing the Company’s allocation of purchase price, including acquired deferred revenues, intangible assets and goodwill, deferred taxes and stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company considers cash deposits in banks as cash and investments with original maturities at purchase of three months or less as cash equivalents. At December 31, 2018 and 2017 amounts receivable from credit card processors, totaling $0.3 million and $0.8 million, respectively, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

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

The Company’s assets and liabilities are carried at fair value and are classified and disclosed in one of the following three categories: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – observable market-based inputs that are corroborated by market data; and Level 3 – unobservable inputs that are not corroborated by market data. The inputs to the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.  As of December 31, 2018, the Company did not have any Level 3 financial instruments. As of December 31, 2017, the Company had contingent consideration liabilities that were Level 3 liabilities with the related fair values based on the significant unobservable inputs and probability weightings used in the income approach.

Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Financial instruments also include long-term debt with third party financial institutions.

Cash and cash equivalents and long-term debt financial instruments potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss, these financial instruments are primarily held with large, reputable financial institutions. At December 31, 2018 and December 31, 2017, the Company’s uninsured balances totaled $20.2 million, and $10.6 million, respectively.

As of December 31, 2018 and 2017, the carrying value and fair value of the Company’s debt is summarized in the following table:

	December 31, 2018
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 5.27%) at period end, including short-term portion	$516.4	$533.5
Revolving Credit Facility, with interest at LIBOR plus 2.75% (equal to 5.27%) at period end	38.5	40.0
Total	$554.9	$573.5

	December 31, 2017
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.42%) at period end, including short-term portion	$565.0	$558.5
Total	$565.0	$558.5

The difference between the carrying value and fair value of the Company’s variable-rate term loan is due to the difference between the period-end market interest rates and the projected market interest rates over the term of the loan, as well as the financial performance of the Company since the issuance of the debt. In addition, the carrying value is net of discounts. The Company estimated the fair value of its variable-rate debt using observable market-based inputs that are corroborated by market data (Level 2 inputs).

Derivative Instruments

In March 2014, the Company, through EEH, entered into forward interest rate contracts to manage and reduce its interest rate risk. The interest rate swap and floor had an effective date of December 31, 2015 and were settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018.  The Company made payments of $0.5 million during the year ended December 31, 2018, representing the differential between the three-month LIBOR rate and 2.705% on the principal amount of $100.0 million. The Company made payments of $1.4 million during the year ended December 31, 2017, representing the differential between the three-month LIBOR rate and 2.705% on the principal amount of $100.0 million. The Company marked-to-market its interest rate contracts quarterly with both the unrealized and realized gains or losses included in interest expense in the consolidated statements of (loss) income and comprehensive (loss) income. The contract expired on December 31, 2018. Due to the expiration of the Company’s forward interest rate contract, there was no liability recorded as of December 31, 2018. The December 31, 2017 liability is included in accounts payable and other current liabilities in the consolidated balance sheets. See Note 7 – “Long-Term Debt” for additional discussion of the Company’s interest rate swap and floor arrangements.

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

Prepaid Expenses

Prepaid expenses is primarily comprised of prepaid event costs. The Company pays certain direct event costs, such as facility rental deposits and insurance costs, in advance of the event. Such costs are deferred in prepaid expense on the consolidated balance sheets when paid and recognized as cost of revenues upon the staging of the event.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but instead tested for impairment annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. The Company tests for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. The Company performs its goodwill impairment test at the reporting unit level and has determined it operates under one reporting unit.

In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required.  When the Company determines a fair value test is necessary, it estimates the fair value of the reporting unit and compares the result with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment charge is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit.

Determining the fair value of a reporting unit is judgmental in nature and may involve the use of significant estimates and assumptions including, projections of future cash flows, revenue growth rates, weighted average cost of capital, forecasting future sales and expenses, selecting appropriate discount rates and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting unit with the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares.   In the event of a goodwill impairment, the Company would be required to record an impairment charge, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2018, the Company determined that the carrying amount of the reporting unit did not exceed the respective fair value and therefore, no impairment existed. Based on the results of this impairment test performed as of October 31, 2018, the fair value of the reporting unit exceeded its carrying value by more than 20%. Accordingly a relatively small change in the underlying assumptions, including the financial performance of the Company not meeting expectations in future years or a decline in the market price of the Company’s publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $1,036.5 million as of December 31, 2018.

No impairment was identified as a result of the analysis performed in connection with the annual test of goodwill for the years ended December 31, 2018, 2017 and 2016, as the estimated fair value of goodwill as of the impairment testing date exceeded its carrying value.

Indefinite-Lived Intangibles

The indefinite-lived intangible assets consist of asset groups which are tested annually for impairment at October 31, or earlier in the event of triggering events that may indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. To perform a qualitative assessment, the Company must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset is impaired, a more detailed fair value calculation will need to be performed which is used to identify potential impairments and to measure the amount of impairment losses to be recognized, if any.

The fair values of the Company’s indefinite-lived trade names are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rate is estimated using market evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. This fair value of the trade name is then compared to the carrying value of each trade name.  If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, weighted average cost of capital and royalty rates. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. The Company performs its indefinite-lived intangible assets impairment test at the asset group level and has determined it has multiple asset groups that are typically at the trade show brand level.

During the fourth quarter of 2018, the Company identified triggering events associated with the performance of several trade show brands that led management to determine that it was not more likely than not that the carrying amount of certain of its indefinite-lived intangible assets would be recovered. As a result of the qualitative analysis performed, the Company deemed it necessary to perform the quantitative analysis for certain asset groups. The Company performed the quantitative analysis in connection with the Company’s annual impairment test and concluded that certain of its asset groups had a fair value below the carrying value. Accordingly, the Company recorded a non-cash impairment charge of $90.6 million for the year ended December 31, 2018 related to certain trade names. The decline in fair value compared to the carrying value of the asset groups is the result of changes in forecasted revenues and gross profits and minor adjustments to the valuation assumptions around future royalty and discount rates. No impairment indicators were identified as a result of the Company’s annual assessment of the Company’s indefinite-lived intangible assets for the years ended December 31, 2017 and 2016. Refer to Note 5 for the intangible assets impairment recorded during the year ended December 31, 2018.

In conjunction with the annual impairment test that was conducted in the fourth quarter of 2018, the Company also performed an evaluation of its indefinite-lived intangible assets to determine whether an indefinite life for each trade name was still warranted. As a result of this evaluation, the Company determined that events and circumstance had occurred during the fourth quarter of fiscal year 2018 which indicated that certain of the trade show brands operating in the large, multi-category gift and home, jewelry, retail service, photography and conference event categories should no longer be considered to have indefinite lives.  These events and circumstances included changes to the Company’s strategic decisions on management and resources so that the Company can focus more specifically on certain brands, expectations about the future viability of certain trade shows due to recent changes in customer behavior and overall macroeconomic trends, contractual changes for key relationships, and a lower level of forecasted sales for each of the trade names as a result of decreased sales for each in recent periods and the manner in which management intends to manage the trade names in future periods.

The Company determined the estimated remaining economic lives of the trade names based on future forecasted cash flows, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category in which each operates, the stability of the respective industries, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future while considering any relevant legal, regulatory, or contractual conditions that might limit their remaining useful lives. After taking all of these factors into consideration, the Company adjusted the estimated useful lives of several trade shows to a period between ten and 30 years.  As a result, these are the periods over which each trade name will be amortized on a straight-line basis.

Customer-Related Intangibles and Other Amortized Intangible Assets

Intangible assets with definite-lives are stated at cost, less accumulated amortization and impairment losses. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed each reporting period:

	Estimated Useful Life	Weighted Average
Customer-related intangibles	7-10 years	9
Definite-lived trade names	10-30 years	22
Computer software	3-7 years	5

As it relates to business acquisitions, the fair values of acquired customer-related intangibles are estimated using a discounted cash flow analysis. Input assumptions regarding future cash flows, growth rates, discount rates, and tax rates used in developing the present value of future cash flow projections are the basis of the fair value calculation. Refer to Note 5 for the customer-related intangible asset impairment recorded during the year ended December 31, 2018.

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and impairment losses, if any. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of 1 to 10 years (shorter of economic useful life or lease term) for leasehold improvements and 1 to 10 years for equipment, which includes computer hardware and office furniture.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares to the carrying value. If such asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

In connection with the impairment identified to certain of the Company’s trade name intangible assets, the Company performed a recoverability test on all related asset groups containing definite-lived intangible assets which consist primarily of customer relationships as of October 31, 2018. The recoverability test indicated that certain of the customer relationship assets were impaired which resulted in a non-cash impairment charge of $13.7 million during the year ended December 31, 2018. There were no long-lived asset impairments for the years ended December 31, 2017 or 2016.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in sales, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. There is no contingent consideration outstanding at December 31, 2018.

Revenue Recognition and Deferred Revenue

Refer to Note 3 for the Company’s revenue recognition policies.

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show or conference event. Trade show and conference revenues generated approximately 93%, 93% and 92% of the total revenues for the years ended December 31, 2018, 2017 and 2016, respectively. The remaining 7%, 7% and 8% of the revenues for the years ended December 31, 2018, 2017 and 2016, respectively, were generated from other marketing services, including digital media and print publications that complement the event properties in each industry sector. Amounts invoiced prior to the completion of the trade show or conference event are recorded as deferred revenues in the consolidated balance sheets until the completion of the event. As of December 31, 2018 and 2017, the Company had deferred revenues of $192.4 million and $192.6 million, respectively, of which, $49.8 million and $49.3 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2018 and 2017, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. These costs include all brand advertising, telemarketing, direct mail and other sales promotion associated with the Company’s trade shows, conference events and publications. Advertising and marketing costs totaled $15.3 million, $12.9 million and $11.7 million, for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock-Based Compensation

Prior to the IPO, certain of the Company’s officers, non-employee directors, consultants and employees received stock-based awards pursuant to our 2013 Option Plan. Stock-based compensation expense is calculated for each vesting tranche of stock options using the Black-Scholes option pricing model.  The expense is recognized, net of forfeitures, within the consolidated statements of (loss) income and comprehensive (loss) income; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, Emerald’s expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Fair Value of our Common Stock — Due to the absence of an active market for the Company’s common stock prior to the IPO, the fair value for purposes of determining the underlying stock price for pre-IPO stock option grants was determined utilizing commonly accepted valuation practices. The exercise price was set at least equal to the fair value of Emerald’s common stock on the date of grant. The key assumptions used in the valuations to determine the fair value of Emerald’s pre-IPO common stock included its historical and projected operating and financial performance; observed market multiples for comparable businesses; the uncertainty in the business associated with economic conditions; the fact that equity incentive grants relate to illiquid securities in a private company that had no liquid trading market; and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company. Each of these assumptions involves highly complex and subjective estimates. Following the IPO, the fair value per share of common stock for purposes of determining share-based compensation is the closing price of the Company’s common stock as reported on the New York Stock Exchange on the applicable grant date.

•

Expected Term — The expected option term represents the period of time the option is expected to be outstanding. The Company uses the simplified method to estimate the term since the Company does not have sufficient exercise history to calculate the expected term of stock options.

•

Volatility — The expected volatility is based on considering the limited publicly traded stock price and historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.

•	Risk-Free Rate — The risk-free rate is based on the yields of United States Treasury securities with maturities similar to the expected term of stock option for each stock option grant.
•	Forfeiture Rate — Estimates of pre-vesting forfeitures, or forfeiture rates, were based on an internal analysis, which primarily considers the award recipients’ position within the Company.
•

Dividend Yield — Prior to the IPO, the Company had never declared or paid any cash dividends and had no intention to pay cash dividends. Consequently, an expected dividend yield of zero was used with respect to pre-IPO options. In connection with the IPO, the Company adopted a policy of paying quarterly cash dividends on common stock. Post-IPO stock option grants include an expected dividend yield which is commensurate with the annual dividends the Company has been declaring and paying since the IPO.

In 2017 and 2018, the Company granted Restricted Stock Units, “RSUs”, that contain service and, in certain instances, performance conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, are probable of being satisfied.  The grant date fair value of stock-based awards is recognized as expense over the requisite service period on the graded-vesting method.

Income Taxes

The Company provides for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of (loss) income and comprehensive (loss) income as an adjustment to income tax expense in the period that includes the enactment date.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Note 2. Recently Adopted Accounting Pronouncements

In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”).  ASU 2018-05 adds various SEC paragraphs pursuant to the issuance of the December 2017 SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB No. 118”), which was effective immediately.  SAB No. 118 provides for a provisional one year measurement period for entities to finalize their accounting for certain income tax effects related to the Tax Cuts and Jobs Act.  The adoption of ASU 2018-05 had no material impact on the Company's consolidated financial statements as of and for the year ended December 31, 2018.  See Note 13, Income Taxes, for disclosures related to this amended guidance.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). ASU 2017-09 clarifies when changes to the terms and conditions of share-based payment awards must be accounted for as modifications. Entities apply the modification accounting guidance only if there is a change to the value, vesting condition or award classification. The Company adopted ASU 2017-09 on January 1, 2018.  The adoption of the standard did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2018.

Effective January 1, 2018, the Company adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”) using the full retrospective method. As adoption of the standard had no material impact on the Company’s consolidated financial position, results of operations or cash flows, no restatement is required for each reporting period presented prior to the period of initial application. Refer to Note 3 for additional disclosures required under ASC Topic 606.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The revised guidance is applied prospectively and is effective for calendar year-end filers in 2020, with early adoption permitted. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements as of and for the year ended December 31, 2018.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs for customers in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. Implementation should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Management is currently assessing the impact that adopting this new accounting standard will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 is intended to improve the effectiveness of fair value measurement disclosures. This guidance is effective for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). This standard does not prescribe any new accounting guidance, but instead makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Certain updates are applicable immediately, but the majority of the amendments in ASU 2018-09 will be effective for annual periods beginning after December 15, 2018. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments made to nonemployees. Under ASU 2018-07, accounting for share-based payments made to nonemployees is substantially the same as the accounting for share-based payments made to employees. Share based awards to nonemployees will be measured at fair value on the grant date of the awards, with the need to assess the probability of satisfying performance conditions, if any are present. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update will permit entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform from the Tax Cuts and Jobs Act. This update will be effective for all interim and annual reporting periods beginning after December 15, 2018 and early adoption is permitted. Management does not expect the adoption of this accounting standard will have a material impact on the Company’s consolidated financial statements.

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

The Company will adopt both ASU 2016-02 and ASU 2018-11 effective January 1, 2019 and plans to use the available practical expedient keeping leases with an initial term of twelve months or less off of the balance sheet. Management expects the adoption of the new accounting standards will result in an increase of $19.3 million to the assets and liabilities on the consolidated balance sheets upon adoption, but management does not expect adoption to have a material impact on the consolidated statements of (loss) income and comprehensive (loss) income or consolidated statements of cash flows. The Company expects to elect the transition option allowed under ASU 2018-11, to adopt the new leases standard using the modified retrospective transition method required by the standard and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or notes thereto.

Note 3. Revenues

Revenue Recognition and Deferred Revenue

Revenue is recognized when the customer receives the benefit of the promised services and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Customers receive the benefit of the Company’s services upon the completion of each trade show or conference event.

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show. Trade show and conferene events revenues represented approximately 93%, 93% and 92% of total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Other marketing services revenues primarily consist of advertising sales for industry publications and digital products and are recognized in the period in which the publications are issued or digital products are provided.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $192.4 million and $192.6 million as of December 31, 2018 and 2017, respectively. Long-term deferred revenues as of December 31, 2018 and 2017 were zero and $1.9 million, respectively, and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and non-current portions, were $192.4 million and $194.5 million, as of December 31, 2018 and 2017, respectively.

The following table represents the deferred revenue activity for the years ended December 31, 2018 and 2017, respectively:

	Year Ended December 31,
(in millions)	2018	2017
Balance at beginning of period	$194.5	$172.4
Consideration earned during the period	(324.0)	(292.3)
Invoiced during the period	308.1	299.5
Additions related to business combinations	13.8	14.9
Balance at end of period	$192.4	$194.5

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customer are satisfied which is at the completion of a show or event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of performance obligations.

For the Company’s other marketing services, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customer are satisfied. This generally occurs in the period in which the publications are issued or the advertising services are provided. Revenue is measured as the amount of consideration the Company expects to receive upon completion of performance obligations.

The Company applied a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year are immaterial.

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Years Ended December 31,
(in millions)	2018	2017	2016
Trade shows	$318.9	$297.5	$279.8
Other events	34.9	18.9	18.2
Other marketing services	26.9	25.3	25.7
Total revenues	$380.7	$341.7	$323.7

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets that fall under the scope of ASC Topic 606. Contract liabilities generally consist of booth space sales, registration fees and sponsorship fees that are collected prior to the trade show or other event. The related revenue is recognized upon the completion of the applicable trade show or other event. Contract liabilities are reported on the consolidated balance sheets as deferred revenues.

The Company incurs sales commissions costs in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and events and with sales of advertising for industry publications. The Company’s contracts with customers are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefitted by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expenses.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606 generally do not require significant estimates or judgments based on the nature of the Company’s contracts. The sales price in the Company’s contracts are fixed and stated on the face of the contract.  All consideration from contracts is included in the transaction price. The Company’s contracts with multiple performance obligations are all considered to be fulfilled upon the completion of each trade show, other event or publication issuance, as applicable. The Company’s contracts do not include material variable consideration.

Note 4. Business Acquisitions

The Company acquired certain assets and assumed certain liabilities of two companies in 2018 (the “2018 Acquisitions”), four companies in 2017 (the “2017 Acquisitions”), and six companies in 2016 (the “2016 Acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $42.8 million and $63.4 million in the years ended December 31, 2018 and 2017, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective trade show industries, synergies and assembled workforce. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

2018 Acquisition:

Boutique Design New York (“BDNY”)

On October 15, 2018, the Company acquired certain assets and assumed certain liabilities associated with BDNY and associated trade shows and related assets from ST Media Group International, Inc. and Hospitality Media Group, LLC, for a total purchase price of $45.1 million, which included a negative working capital adjustment of approximately $8.7 million and non-cash deferred payments of $1.8 million. The deferred payments are related to a Joint Venture Interest Redemption Agreement and Marketing Services Agreement between the American Hotel and Lodging Association, New York State Hospitality & Tourism Association, Inc. and Hotel Association of New York City, Inc. As of December 31, 2018, the $1.0 million of the deferred payment is included in accounts payable and other current liabilities and $0.8 million is included in other noncurrent liabilities in the consolidated balance sheet. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

All of the external acquisition costs of $0.7 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue and net income generated from the acquisition during the 2018 post-acquisition period was $12.7 million and $3.1 million, respectively. The measurement period was closed in the fourth quarter of 2018.

(in millions)	October 15, 2018
Trade and other receivables	$1.5
Prepaid expenses	1.9
Goodwill	29.2
Other intangible assets	24.6
Deferred revenues	(12.1)
Purchase price, including working capital adjustment	$45.1

Technology Brands

On August 20, 2018, the Company acquired certain assets and assumed certain liabilities associated with a technology event and a group of complementary technology intelligence brands serving the residential, commercial and security integrator markets from EH Publishing, Inc., for a total purchase price of $27.8 million, which included a negative working capital adjustment of approximately $0.5 million. The acquisition of the technology event, Total Tech Summit, and related brands CEPro, Commercial Integrator, Security Sales & Integration, and Campus Safety (collectively, “the Technology Brands”) was financed with cash from operations.

All of the external acquisition costs of $0.6 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue and net income generated from the acquisition during the 2018 post-acquisition period was $5.4 million and $0.9 million, respectively. The measurement period was closed in the fourth quarter of 2018.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	August 20, 2018
Prepaid expenses and other assets	$1.5
Goodwill	14.2
Intangible assets	14.2
Deferred revenues	(1.7)
Other current liabilities	(0.4)
Purchase price, including working capital adjustment	$27.8

2017 Acquisitions

CEDIA

The Company acquired the assets and assumed the liabilities associated with CEDIA Expo on January 25, 2017, for a total purchase price of $34.8 million, which included a negative working capital adjustment of approximately $1.2 million. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

All of the external acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2017 post-acquisition period was $7.0 million.  The measurement period was closed during the fourth quarter of 2017.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	January 25, 2017
Prepaid expenses	$0.3
Goodwill	24.9
Other intangible assets	11.1
Deferred revenues	(1.5)
Purchase price, including working capital adjustment	$34.8

InterDrone

The Company acquired the assets and assumed the liabilities associated with the International Drone Conference and Exposition on March 10, 2017, for a purchase price of $8.2 million, which included a negative working capital adjustment of approximately $0.2 million and estimated contingent consideration of $3.8 million. The $4.4 million closing purchase payment was financed with cash from operations. The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using the Company’s most recent internal operational budgets. As a result of the Company’s review during the fourth quarter of 2017, the contingent consideration liability was re-measured to fair value which resulted in a $0.3 million increase in the fair value of the contingent consideration and is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. The $4.1 million contingent payment was settled in the fourth quarter of 2017.

All of the external acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2017 post-acquisition period was $1.7 million. The measurement period was closed during the fourth quarter of 2017.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	March 10, 2017
Goodwill	$5.5
Other intangible assets	2.9
Deferred revenues	(0.2)
Purchase price, including working capital adjustment	$8.2

Snow Show

The Company acquired the assets and assumed the liabilities associated with the SnowSports Industries America Snow Show on May 24, 2017, for a total purchase price of $16.8 million, which included a negative working capital adjustment of approximately $0.3 million and a deferred payment of $0.4 million. At the date of acquisition, the Company entered into a sponsorship agreement for a non-exclusive right to use to the Snow Sports Industries mark. As a result of the sponsorship agreement, the Company recorded a $0.4 million deferred payment that will be paid over the next ten years.  As of December 31, 2018, the $0.3 million deferred payment is included in accounts payable and other current liabilities and other noncurrent liabilities in the consolidated balance sheets. The acquisition was financed with cash from operations.

All of the external acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.  The revenue generated from this acquisition during the 2017 post-acquisition period was immaterial.  The measurement period was closed during the fourth quarter of 2017.

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

All of the external acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.  The revenue generated from this acquisition during the 2017 post-acquisition period was immaterial.  The measurement period was closed during the first quarter of 2018.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	November 29, 2017
Cash	$0.6
Trade and other receivables	5.1
Prepaid expenses	0.5
Goodwill	21.1
Other intangible assets	23.0
Accounts payable and other current liabilities	(0.8)
Deferred revenues	(12.9)
Purchase price, including working capital adjustment	$36.6

2016 Acquisitions

IGES

On August 1, 2016, the Company acquired the assets and assumed the liabilities associated with the International Gift Exposition in the Smokies and the Souvenir Super Show for a total purchase price cash consideration of $3.7 million, which included a negative working capital adjustment of $1.3 million.

All of the external acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2016 post-acquisition period was $2.5 million. The measurement period was closed during the fourth quarter of 2016.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	August 1, 2016
Prepaid expenses	$0.1
Goodwill	2.9
Other intangible assets	1.8
Deferred revenue	(1.1)
Purchase price, including working capital adjustment	$3.7

Collective

On August 8, 2016, the Company acquired the assets and assumed the liabilities associated with the Swim Collective Trade Show and the Active Collective Trade Show for a purchase price of $14.2 million, which reflects the contingent consideration payment of $1.3 million that was settled during the year ended December 31, 2017.  The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using the Company’s most recent internal operational budgets. During 2017, the Company recorded a $0.1 million decrease in the fair value of the contingent consideration liability which is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

All of the external acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2016 post-acquisition period was immaterial. The measurement period was closed during the second quarter of 2017.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	August 8, 2016
Prepaid expenses	$0.1
Goodwill	9.0
Other intangible assets	5.2
Deferred revenue	(0.1)
Purchase price, including working capital adjustment	$14.2

Digital Dealer

On October 11, 2016, the Company acquired the assets and assumed the liabilities associated with the Digital Dealer Conference & Expo, for a purchase price of $20.5 million.  The Company paid $4.7 million of contingent consideration during the second quarter of 2017. The remaining $0.2 million contingent consideration was settled in the fourth quarter of 2017. The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using the Company’s most recent internal operational budgets. During 2017, the Company recorded a $0.8 million decrease in the fair value of the contingent consideration liability which is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. In conjunction with the acquisition, there was a $1.0 million contingent compensation payment that was settled in January 2018. Payment of this contingent amount is primarily based upon achievement of certain performance thresholds as well as the continued engagement of the seller. As such, the $1.0 million was determined to be compensation and is being ratably expensed during the requisite service period. For the years ended December 31, 2018, 2017 and 2016, zero, $0.8 million and $0.2 million, respectively, of the contingent compensation expense is included in selling, general and administrative expense in the consolidated statements of income and comprehensive income.  As of December 31, 2018 and 2017, zero and $1.0 million, respectively, is included in accounts payable and other accrued liabilities.

All of the external acquisition costs of $0.5 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2016 post-acquisition period was immaterial. The measurement period for this acquisition was closed in the third quarter of 2017.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	October 11, 2016
Prepaid expenses	$0.3
Goodwill	14.7
Other intangible assets	5.9
Deferred revenue	(0.4)
Purchase price, including working capital adjustment	$20.5

Pavement

On October 18, 2016, the Company acquired the assets and assumed the liabilities associated with the National Pavement Expo for a purchase price of $7.8 million. The Company paid $2.3 million of contingent consideration during the second quarter of 2017. The contingent consideration was primarily based upon performance thresholds around revenue and earnings. The liability was re-measured to fair value each reporting period using the Company’s most recent internal operational budgets. During 2017, the Company recorded a $0.9 million increase in the fair value of the contingent consideration liability which is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

All of the external acquisition costs of $0.5 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2016 post-acquisition period was immaterial. The measurement period for this acquisition was closed in the second quarter of 2017.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	October 18, 2016
Prepaid expenses	$0.1
Goodwill	5.3
Other intangible assets	2.8
Deferred revenue	(0.4)
Purchase price, including working capital adjustment	$7.8

RFID

On November 15, 2016, the Company acquired the assets and assumed the liabilities associated with RFID Journal LIVE! for a purchase price of $5.7 million. In conjunction with the acquisition, there were contingent compensation payments of $2.5 million scheduled to be settled during the first quarter of 2018 and 2019, which were primarily contingent upon achievement of certain performance thresholds and the continued employment of the seller. As such, the $2.5 million was determined to be compensation and was ratably expensed during the requisite service period. For the years ended December 31, 2018, 2017 and 2016, $0.6 million, $1.7 million and $0.2 million, respectively, of the contingent compensation expense is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.  As of December 31, 2018, $1.3 million was included in accounts payable and other accrued liabilities in the consolidated balance sheets. As of December 31, 2017, $1.2 million and $0.7 million, respectively, was included in accounts payable and other accrued liabilities and other noncurrent liabilities, in the consolidated balance sheets.

All of the external acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2016 post-acquisition period was immaterial. The measurement period for this acquisition was closed in the third quarter of 2017.

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

All of the external acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue generated from this acquisition during the 2016 post-acquisition period was immaterial.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	December 13, 2016
Prepaid expenses	$0.1
Goodwill	3.8
Other intangible assets	2.1
Deferred revenue	(1.0)
Purchase price, including working capital adjustment	$5.0

Supplemental pro-forma financial information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2018 and 2017 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes. The supplemental unaudited pro-forma financial information is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies.  Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

	Year ended December 31,
	2018	2017
(in millions)	(Unaudited)
Pro-forma revenues	$393.0	$389.8
Pro-forma net (loss) income	$(25.8)	$99.1

Note 5. Goodwill and Other Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance at December 31, 2016	$930.3
2017 acquisitions	63.4
Balance at December 31, 2017	$993.7
2018 acquisitions	43.4
Adjustments	(0.6)
Balance at December 31, 2018	$1,036.5

Other Intangible Assets

Other intangible assets consisted of the following:

(in millions)	December 31, 2017	Additions	Disposals	Impairment	Transfers	December 31, 2018
Indefinite-lived intangible assets
Trade names	$298.5	$6.8	$—	$(90.6)	$(97.1)	$117.6
Amortizable intangibles
Customer-related intangibles	408.8	22.5	—	(32.1)	—	399.2
Trade names	—	9.5	—	—	97.1	106.6
Computer software	8.4	1.0			0.5	9.9
	715.7	39.8	—	(122.7)	0.5	633.3
Accumulated amortization
Customer-related intangibles	(165.7)	(43.6)	—	18.4	—	(190.9)
Trade names	—	(1.0)	—	—	—	(1.0)
Computer software	(5.4)	(1.2)	—	—	—	(6.6)
	(171.1)	(45.8)	—	18.4	—	(198.5)
Capitalized software in progress	0.4	0.6	—	—	(0.5)	0.5
Total other intangibles, net	$545.0	$(5.4)	$—	$(104.3)	$—	$435.3

(in millions)	December 31, 2016	Additions	Disposals	Transfers	December 31, 2017
Indefinite-lived intangible assets
Trade names	$278.8	$19.7	$—	$—	$298.5
Amortizable intangibles
Customer-related intangibles	382.8	26.0	—	—	408.8
Computer software	8.0	—	—	0.4	8.4
	669.6	45.7	—	0.4	715.7
Accumulated amortization
Customer-related intangibles	(124.4)	(41.3)	—	—	(165.7)
Computer software	(4.4)	(1.0)	—	—	(5.4)
	(128.8)	(42.3)	—	—	(171.1)
Capitalized software in progress	0.4	0.4	—	(0.4)	0.4
Total other intangibles, net	$541.2	$3.8	$—	$—	$545.0

Amortization expense for the years ended December 31, 2018, 2017 and 2016 was $45.8 million, $42.3 million and $39.3 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2019	$50.7
2020	50.7
2021	50.0
2022	47.9
2023	33.3
Thereafter	84.1
$316.7

As described in Note 1, the Company recorded non-cash impairment charges during the year ended December 31, 2018, of $90.6 million on trade names and $13.7 million on customer related intangible assets, which is presented in the accompanying consolidated statements of (loss) income and comprehensive (loss) income within intangible asset impairment charge.  No impairment charges of indefinite-lived or definite-lived intangible assets were recorded for the years ending December 31, 2017 and 2016.

Note 6. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2018	2017
Leasehold improvements	$2.3	$2.1
Furniture, equipment and other	5.5	5.3
	$7.8	$7.4
Less: Accumulated depreciation	(4.1)	(3.6)
Property and equipment, net	$3.7	$3.8

Depreciation expense related to property and equipment for the years ended December 31, 2018, 2017 and 2016 was $1.0 million, $0.9 million and $0.7 million, respectively. Losses on disposals were not material for the years ended December 31, 2018, 2017 and 2016.

Note 7. Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2018	December 31, 2017
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 5.27% and 4.42% as of December 31, 2018 and 2017, respectively) due 2024, net(a)	$529.9	$554.2
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$524.2	$548.5

(a)

Amended and Restated Term Loan Facility as of December 31, 2018 is recorded net of unamortized discount of $3.0 million and net of unamortized deferred financing fees of $3.6 million. Amended and Restated Term Loan Facility as of December 31, 2017 is recorded net of unamortized discount of $3.6 million and net of unamortized deferred financing fees of $4.4 million.

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

From May 22, 2017 through the Effective Date, the spread, or applicable margin, was 2.00% for ABR loans and 3.00% for LIBOR loans. After the Effective Date, the spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans. Beginning in the first quarter of 2018, (i) the applicable margin will step down by 0.25% if EEH’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) will step down by an additional 0.25% if EEH’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00.

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

EEH had $40.0 million and zero borrowings under its Amended and Restated Revolving Credit Facility as of December 31, 2018 and 2017, respectively. EEH had $0.9 million in stand-by letters of credit issuances under its Amended and Restated Revolving Credit Facility and its Revolving Credit Facility as of December 31, 2018 and December 31, 2017.

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

EEH made voluntary repayments of $20.0 million and $159.2 million on the Amended and Restated Term Loan Facility during the years ended December 31, 2018 and 2017, respectively. These payments exceed and therefore preclude any required ECF payment as allowed within the Amended and Restated Term Loan Facility. EEH may prepay the loans in whole or part without premium or penalty.

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by EEH’s direct parent company and, subject to certain exceptions, by all of EEH’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2018, all of EEH’s subsidiaries and EEH’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by EEH or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of December 31, 2018, this financial covenant has not been triggered and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities as of December 31, 2018.

During the year ended December 31, 2018, EEH made borrowings of $50.0 million and repayments of $10.0 million on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2017, EEH made borrowings of $43.0 million and repayments of $43.0 million on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2016, EEH made borrowings and repayments of $8.0 million on the Revolving Credit Facility.

Interest Expense

Interest expense reported in the consolidated statements of income (loss) and comprehensive (loss) income consist of the following:

	Year ended December 31,
(in millions)	2018	2017	2016
Senior secured term loan	$26.5	$32.6	$29.9
9.00% Senior notes	—	—	14.9
Non-cash interest for amortization of debt discount and debt issuance costs	1.7	4.6	5.2
Realized and unrealized (gain) loss on interest rate swap and floor, net	(0.3)	—	0.8
Revolving credit facility commitment fees	1.2	1.1	0.6
	$29.1	$38.3	$51.4

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor have an effective date of December 31, 2015 and were settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The Company made payments and recognized a realized loss of $0.5 million and $1.4 million during the year ended December 31, 2018 and 2017, respectively, representing the differential between the three-month LIBOR rate and the 2.705% interest rate swap and floor, on the principal amount of $100.0 million. The Company marks-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the consolidated statements of (loss) income and comprehensive (loss) income. For the years ended December 31, 2018, 2017 and 2016, the Company recorded an unrealized gain of $0.8 million, $1.4 million and $0.7 million, respectively. Due to the expiration of the interest rate swap and floor contracts, there is no liability recorded as of December 31, 2018. As of December 31, 2017, the liability is included in accounts payable and other current liabilities and noncurrent liabilities in the consolidated balance sheets.

Note 8. Fair Value Measurements

As of December 31, 2018 and 2017, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the tables below:

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20.5	$20.5	$—	$—
Total assets at fair value	$20.5	$20.5	$—	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10.9	$10.9	$—	$—
Total assets at fair value	$10.9	$10.9	$—	$—

Liabilities
Interest rate swap and floor(a)	$0.8	$—	$0.8	$—
Contingent consideration(b)	1.6	—	—	1.6
Total liabilities at fair value	$2.4	$—	$0.8	$1.6

(a)	Included in accounts payable and other current liabilities and other noncurrent liabilities in the consolidated balance sheet.
(b)	Included in accounts payable and other current liabilities in the consolidated balance sheet.

The following table sets forth a summary of changes in the fair value of the Company’s Level 3 fair value measurements for the years ended December 31, 2018 and 2017.

(in millions)	December 31, 2016	Loss recognized in earnings from changes in fair value	Additions	Payments	December 31, 2017	Loss recognized in earnings from changes in fair value	Payments	December 31, 2018
Contingent consideration	$8.5	$0.3	$5.4	$(12.6)	$1.6	$0.5	$(2.1)	$—

The contingent consideration liability of $1.6 million as of December 31, 2017 was re-measured to fair value which resulted in a $0.5 million increase in the fair value of the contingent consideration expected and was settled in 2018. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding the likelihood of achieving revenue and EBITDA targets for the respective show acquired. The liability is re-measured to fair value each reporting period using the Company’s most recent internal operational budget. The determination of the fair value of the contingent consideration liabilities could change in future periods based upon the Company’s ongoing evaluation of the changes in the probability of achieving the revenue or EBITDA targets. Any such changes in fair value will be recorded in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

The contingent consideration liabilities of $8.5 million as of December 31, 2016 were settled in 2017. These liabilities were re-measured to fair value each reporting period using the Company’s most recent internal operational budgets. During internal reviews in 2017, the Company recorded a $0.3 million increase in fair value which is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

Note 9. Related-Party and Former Parent Transactions

Emerald entered into a Services Agreement, dated June 17, 2013, with Onex Partners. Under the Services Agreement, Onex Partners provided expertise and advisory services, including, financial and structural analysis, due diligence investigations, and other advice and negotiation assistance. The fee for these services was payable quarterly.  In conjunction with the Company’s initial public offering, the Service Agreement was terminated. The Onex Partners service expense was zero, $0.2 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.

Note 10. Shareholder’s Equity and Stock-Based Compensation

Common Stock Issuances

On May 3, 2017, the Company completed the initial public offering of its common stock and the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. The Company sold a total of 10,333,333 shares of common stock.

Dividends

The following is a summary of the dividends paid for the years ending December 31, 2018 and 2017:

	2018
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	January 26, 2018	May 1, 2018	July 31, 2018	October 26, 2018
Shareholders of record on	February 9, 2018	May 15, 2018	August 14, 2018	November 14, 2018
Dividend paid on	February 23, 2018	May 29, 2018	August 28, 2018	November 26, 2018
Dividend per share	$0.07	$0.0725	$0.0725	$0.0725
Cash dividend paid	$5.1	$5.3	$5.3	$5.3

	2017
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	—	May 24, 2017	August 1, 2017	October 27, 2017
Shareholders of record on	—	June 7, 2017	August 17, 2017	November 16, 2017
Dividend paid on	—	June 21, 2017	August 31, 2017	November 30, 2017
Dividend per share	$—	$0.07	$0.07	$0.07
Cash dividend paid	$—	$5.1	$5.1	$5.1

Share Repurchases

On November 20, 2018, the Company’s Board of Directors authorized a $20.0 million share repurchase program. Under the terms of the share repurchase program, the Company has the ability to repurchase shares through a variety of methods, which may include open-market purchases, either with or without a 10b5-1 plan, block transactions, privately negotiated purchases or otherwise, through and including December 31, 2019, subject to early termination or extension by the Board of Directors. The share repurchase program does not require the Company to acquire any specific number of shares and may be suspended or discontinued at any time without prior notice. The timing and amount of any shares repurchased under the program will depend on a variety of factors, including available liquidity, general market and economic conditions, regulatory requirements, capital structure optimization, valuation metrics and other factors. The Company repurchased 1,627,248 shares for $19.4 million during the year ended December 31, 2018.  Approximately $0.6 million remained available for share repurchases as of December 31, 2018 pursuant to the Company’s share repurchase program.

2013 Stock Option Plan (“the 2013 Plan”) and 2017 Omnibus Equity Plan (“the 2017 Plan”)

Effective June 17, 2013 the Company’s Board of Directors approved the adoption of the Expo Event Holdco, Inc. 2013 Stock Option Plan (“the 2013 Plan”) and reserved 4,963,875 shares for awards to be issued under the 2013 Plan. The 2013 Plan was amended effective July 19, 2013 to increase the shares reserved to be issued under the plan to 5,227,750 shares. Primarily as a result of the acquisition of GLM in January 2014 and the 17,500,000 additional common stock shares issued to partially fund that acquisition, the 2013 Plan was amended effective April 22, 2014 to reserve an additional 2,177,000 shares for issuance. Following the Company’s IPO, the 2013 Plan was no longer used for future grants.

In April 2017, the Company adopted the 2017 Omnibus Equity Plan (the “2017 Plan”). The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company has initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. A total of 2,619,357 shares were available for future grant under the 2017 Plan as of December 31, 2018.

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

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2018
	Range	Weighted-Average
Expected volatility	23.6% to 25.1%
Dividend yield	1.3% to 1.7%
Risk-free interest rate	2.5% to 3.0%
Expected term (in years)	5.5 to 7.0
Weighted-average fair value at grant date		$4.76

Year Ended December 31, 2017
	Range	Weighted-Average
Expected volatility	24.1% to 26.0%
Dividend yield	1.3%
Risk-free interest rate	1.9% to 2.0%
Expected term (in years)	5.3 to 7.0
Weighted-average fair value at grant date		$5.53

Year Ended December 31, 2016
	Range	Weighted-Average
Expected volatility	25.7% to 33.9%
Dividend yield	0.0%
Risk-free interest rate	1.2% to 1.7%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$3.56

Stock option activity for the years ended December 31, 2018 and 2017, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
(share data in thousands)			(years)	(millions)
Outstanding at December 31, 2016	7,157	$10.91
Granted	45	22.66
Exercised	(402)	13.15
Forfeited	(247)	12.04
Outstanding at December 31, 2017	6,553	$10.82	5.9	$62.5
Granted	1,873	19.34
Exercised	(601)	10.80
Forfeited	(740)	15.13
Outstanding at December 31, 2018	7,085	$12.62	5.0	$13.0
Exercisable at December 31, 2018	5,090	$10.60	3.5	$12.4

Information regarding fully vested and expected to vest stock options as of December 31, 2018 is as follows:

Weighted Average Exercise Price	Number of Options (share data in thousands)	Weighted Average Remaining Contractual Life
$8.00	2,794	3.35
$10.40	207	5.35
$12.00	1,384	3.54
$13.03	8	7.12
$14.13	72	9.83
$16.00	1,012	4.09
$16.50	815	9.72
$22.08	748	9.07
$22.66	45	8.73
$12.62	7,085	5.00

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2018, for those options for which the market price was in excess of the exercise price.

The Company recorded stock-based compensation expense for stock option grants for the years ended December 31, 2018, 2017 and 2016 of $3.2 million, $1.7 million and $3.0 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.5 million, $0.6 million and $1.1 million for the years ended December 31, 2018, 2017, and 2016, respectively.

There were 5,089,978 stock options vested and exercisable at December 31, 2018. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 based on weighted average grant date fair value was $3.6 million, $3.7 million, and $3.7 million, respectively. There was a total of $5.5 million unrecognized stock-based compensation expense at December 31, 2018 related to unvested stock options expected to be recognized over a weighted-average period of one year.

Restricted Stock Units

In 2018 and 2017, the Company granted RSUs that contain service and, in certain instances, performance conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, are probable of being satisfied. Stock-based compensation expense recognized in the years ended December 31, 2018 and 2017 was $2.9 million and $0.7 million, respectively.

The Company’s summary of RSU activity under the 2017 Plan was as follows:

(share data in thousands)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2016	—	$—
Granted	105	22.02
Forfeited	(2)	21.32
Unvested balance, December 31, 2017	103	$22.03
Granted	357	20.77
Forfeited	(37)	22.22
Vested	(20)	21.76
Unvested balance, December 31, 2018	403	$20.91

There was a total of $4.5 million unrecognized stock-based compensation expense at December 31, 2018 related to unvested RSUs expected to be recognized over a weighted-average period of 2.5 years.

Note 11. Earnings Per Share

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

The details of the computation of basic and diluted (loss) earnings per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2018	2017	2016
Net (loss) income	$(25.1)	$81.8	$22.2
Weighted average common shares outstanding	72,887	68,912	61,859
Basic (loss) earnings per share	$(0.34)	$1.19	$0.36
Net (loss) income	$(25.1)	$81.8	$22.2
Weighted average common shares outstanding	72,887	68,912	61,859
Diluted effect of stock options	—	3,204	1,435
Diluted weighted average common shares outstanding	72,887	72,116	63,294
Diluted (loss) earnings per share	$(0.34)	$1.13	$0.35
Anti-dilutive shares excluded from diluted earnings per share calculation	1,609	63	1,691

Note 12. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”), that was formed on January 1, 2014. The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. For each of the years ended December 31, 2018, 2017 and 2016 the Company recorded compensation expense of $1.0 million, $0.9 million and $0.9 million, respectively, for the employer matching contribution.

Note 13. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, making significant changes to taxation of U.S. business entities. The Tax Act reduced the U.S. corporate income tax rate from 35% to 21%, provided for accelerated deductions for capital asset additions, imposed limitations on certain tax deductions (e.g., meals & entertainment, executive compensation, interest, etc.), eliminated the corporate alternative minimum tax, and included numerous other provisions.

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to provide guidance to companies that had not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, companies were permitted to record provisional amounts to the extent reasonable estimates could be made. Additionally, upon obtaining, preparing, or analyzing additional information (including computations), companies were permitted to record additional tax effects and adjustments to previously recorded provisional amounts within one year from the enactment date of the Tax Act.

As of December 31, 2017, the Company had recorded a provisional income tax benefit of $52.1 million, which was primarily associated with the remeasurement of certain deferred tax liabilities in the U.S. from 35% to 21%. As of December 31, 2018, the Company completed its accounting for the income tax effects of the Tax Act and recorded an adjustment of $0.2 million, representing an additional income tax benefit, which is included as a component of the overall provision for income taxes as reported in the consolidated statements of (loss) income and comprehensive (loss) income and represented a 0.7% increase to the Company’s effective tax rate.

The Company’s current and deferred income tax provision (benefits) are as follows:

	December 31,
(in millions)	2018	2017	2016
Current
Federal	$11.5	$0.6	$1.0
State and local	5.0	4.3	2.6
	16.5	4.9	3.6
Deferred
Federal	(19.1)	(38.9)	11.3
State and local	(5.7)	(1.0)	(0.9)
	(24.8)	(39.9)	10.4
Total (benefit from) provision for income taxes	$(8.3)	$(35.0)	$14.0

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are set forth below:

	December 31,
(in millions)	2018	2017	2016
Income before income taxes	$(33.4)	$46.8	$36.2
U.S. statutory tax rate	21.0%	35.0%	35.0%
Taxes at the U.S. statutory rate	(7.0)	16.4	12.7
Tax effected differences
State and local taxes, net of federal benefit	(1.7)	1.9	1.5
Excess tax deductions on share-based payments	(0.9)	(1.0)	—
Return to provision adjustments	(1.4)	—	—
Change in tax rates	1.2	(52.1)	(0.4)
Adjustments under SAB 118	(0.2)	—	—
Change in uncertain tax positions	1.2	(0.4)	—
Nondeductible expenses	0.3	0.2	0.2
Other, net	0.2	—	—
Total (benefit from) provision for income taxes	$(8.3)	$(35.0)	$14.0

The fluctuations of the Company’s income tax (benefits) provision and effective tax rates between the years ended December 31, 2018, 2017, and 2016, are primarily attributable to the Tax Act and its reduction of the U.S. corporate income tax rate from 35% to 21%, beginning January 1, 2018. Additionally, changes in the relative mix of the Company’s operations in and among various U.S. state and local jurisdictions impact the Company’s state and local income tax provision expenses, in addition to the state and local blended tax rates applied in the measurement of its deferred tax assets and liabilities.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2018	2017
Deferred tax assets
Net operating loss carryforwards	$0.2	$0.3
Deferred compensation	0.9	1.4
Stock-based compensation	5.7	4.5
Fixed asset depreciation	—	0.4
Accrued expenses	0.2	0.3
Credits	—	2.8
Other assets	1.4	1.1
Deferred tax assets	8.4	10.8
Valuation allowance	(0.2)	(0.3)
Net deferred tax assets	8.2	10.5
Deferred tax liabilities
Goodwill and intangible assets	(83.6)	(110.7)
Net deferred tax liability	$(75.4)	$(100.2)
Recognized as
Deferred income taxes, noncurrent	$(75.4)	$(100.2)
	$(75.4)	$(100.2)

The Company has recorded valuation allowances for certain deferred tax assets, which are related to U.S. state net operating loss carryforwards as sufficient uncertainty exists regarding the future realization of these assets.

As of December 31, 2018 and 2017, the Company had U.S. state net operating loss carryforwards of $2.8 million and $4.0 million, respectively. Additionally, as of December 31, 2018 and 2017, the Company had U.S. federal alternative minimum tax credit carryforwards of zero and $2.8 million, respectively.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2018, 2017, and 2016:

	December 31,
(in millions)	2018	2017	2016
Gross unrecognized tax benefits-beginning of period	$1.7	$0.4	$0.4
Decreases related to prior year tax positions	(1.7)	(0.4)	—
Increases related to current year tax provisions	1.1	1.7	—
Gross unrecognized tax benefits-end of period	$1.1	$1.7	$0.4

For the years ended December 31, 2018, 2017, and 2016, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the provision for income taxes in the consolidated statements of (loss) income and comprehensive (loss) income.

If the balance of gross unrecognized tax benefits of $1.1 million as of December 31, 2018 were realized in a future period, this would result in a tax benefit of $1.1 million within the provision for income taxes at such time. The Company does not expect that there are any material changes to its unrecognized tax benefits that are reasonably possible to occur within the coming year.

Note 14. Commitments and Contingencies

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

	Years Ending December 31,
(in millions)	2019	2020	2021	2022	2023	Thereafter	Total
Operating leases	$3.9	$4.1	$3.4	$3.0	$3.0	$7.9	$25.3
Other contractual obligations	47.5	25.8	7.5	2.1	0.2	—	83.1
	$51.4	$29.9	$10.9	$5.1	$3.2	$7.9	$108.4

Total expenses incurred under operating leases were $3.9 million, $4.3 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Note 15. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2018	2017
Accrued personnel costs	$8.2	$7.6
Income tax payable	1.0	—
Other current liabilities	8.2	6.4
Contingent consideration	—	1.6
Accrued event costs	9.6	3.6
Trade payables	3.4	5.3
Accrued interest	0.1	0.5
Total accounts payable and other current liabilities	$30.5	$25.0

Note 16. Subsequent Event

The Company evaluated subsequent events through February 19, 2019, the date the consolidated financial statements were available for issuance.

On February 5, 2019, the Company’s Board of Directors approved, and the Company subsequently declared, the payment of a cash dividend of $0.0725 per share for the quarter ending March 31, 2019 to holders of record of the Company’s common stock as of February 19, 2019.

Emerald Expositions Events, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2018 and 2017

(dollars in millions, share data in thousands except par value)	2018	2017
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	708.3	761.2
Total assets	$708.3	$761.2
Liabilities and Shareholders' Equity
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Shareholders' equity
Preferred stock, $0.01 par value; authorized shares at December 31, 2018: 80,000; no shares issued and outstanding at December 31, 2018	—	—
Common stock, $0.01 par value; authorized shares: 800,000;
Issued and outstanding shares: 71,591 and 72,604 at December 31, 2018 and 2017, respectively	0.7	0.7
Additional paid-in capital	689.7	677.1
Retained earnings	17.9	83.4
Total shareholders' equity	$708.3	$761.2
Total liabilities and shareholders' equity	$708.3	$761.2

Emerald Expositions Events, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of (Loss) Income and Comprehensive (Loss) Income

December 31, 2018, 2017 and 2016

(dollars in millions)	2018	2017	2016
Revenues	$—	$—	$—
Other income	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Intangible asset impairment charge	—	—	—
Operating (loss) income	—	—	—
Interest expense	—	—	—
Loss on extinguishment of debt	—	—	—
Income (loss) before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net (loss) income and comprehensive (loss) income of subsidiaries	—	—	—
Equity in net (loss) income and comprehensive (loss) income of subsidiaries	(25.1)	81.8	22.2
Net (loss) income and comprehensive (loss) income	$(25.1)	$81.8	$22.2

Emerald Expositions Events, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2018, 2017 and 2016

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Expositions Events, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Expositions Events, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2018, 2017 and 2016.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2018, 2017 and 2016.

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

Emerald Expositions Events, Inc.

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2018:
Allowance for doubtful accounts	$0.8	0.6	—	(0.5)	$0.9
Deferred tax asset valuation allowance	$0.3	—	(0.1)	—	$0.2

Year Ended December 31, 2017:
Allowance for doubtful accounts	$0.7	0.5	—	(0.4)	$0.8
Deferred tax asset valuation allowance	$0.3	—	—	—	$0.3

Year Ended December 31, 2016:
Allowance for doubtful accounts	$1.9	0.7	—	(1.9)	$0.7
Deferred tax asset valuation allowance	$0.3	—	—	0.0	$0.3

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2018, the Company's internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include, and we are not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we remain an “emerging growth company” as defined in the JOBS Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2019 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (a)(2)

The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedules are filed as part of this Annual Report on Form 10-K included in Item 8.

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

10.19+

Separation and Release Agreement by and between David Loechner, Emerald Expositions, LLC and Emerald Expositions Events, Inc. entered into as of November 8, 2018 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on November 14, 2018).

21.1*	List of subsidiaries of Emerald Expositions Events, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD EXPOSITIONS EVENTS, INC.

Date: February 19, 2019	By:	/s/ Philip T. Evans
Philip T. Evans
Interim President and Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

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

Name	Title	Date

/s/ Philip T. Evans	Interim President and Chief Executive Officer, Chief Financial Officer and Treasurer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	February 19, 2019
Philip T. Evans

/s/ Konstantin Gilis	Chairman of the Board and Director	February 19, 2019
Konstantin Gilis

/s/ Michael Alicea	Director	February 19, 2019
Michael Alicea

/s/ Todd Hyatt	Director	February 19, 2019
Todd Hyatt

/s/ Amir Motamedi	Director	February 19, 2019
Amir Motamedi

/s/ Jeffrey Naylor	Director	February 19, 2019
Jeffrey Naylor

/s/ Emmanuelle Skala	Director	February 19, 2019
Emmanuelle Skala

/s/ Lisa Klinger	Director	February 19, 2019
Lisa Klinger