Form 10-Q
period 2019-03-31
Emerald Expositions Events, Inc.
filed 2019-05-02
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(Registrant’s telephone number, including area code): (949) 226-5700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EEX	New York Stock Exchange

As of April 29, 2019, there were 71,850,712 shares of the Registrant’s common stock, par value $0.01, outstanding.

EMERALD EXPOSITIONS EVENTS, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect”, “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	general economic conditions;
•	reputation of a trade show’s brand;
•	our ability to secure desirable dates and locations for our trade shows;
•	disruptions in global or local travel conditions or terrorist actions and communicable diseases;
•	ability to monitor and respond to changing market trends;
•	the failure to attract high-quality exhibitors and attendees;
•	competition from existing operators or new competitors;
•	our top five trade shows generate a significant portion of our revenues;
•	risks associated with our acquisition strategy and our ability to execute this strategy to accelerate growth;
•	the effect of shifts in marketing and advertising budgets to online initiatives;
•	our ability to identify and appoint a new permanent Chief Executive Officer;
•	our ability to retain our senior management team and our reliance on key full-time employees;
•	the potential impairment of intangible assets, including goodwill, on our balance sheet;
•	the use of third party agents whom we do not control;
•	our and our exhibitors’ reliance on a limited number of outside contractors;
•	changes in legislation, regulation and government policy;
•	changes in U.S. tariff and import/export regulations;
•	changes in tax rates;
•	our relationships with industry associations;
•	risks and costs associated with new trade show launches;
•	that we do not own certain of the trade shows that we operate;
•	the infringement or invalidation of proprietary rights;
•	disruption of our information technology systems;

•	the failure to maintain the integrity or confidentiality of employee or customer data;
•	risks associated with event cancellations or interruptions;
•	risks associated with material litigation;
•	our potential inability to utilize tax benefits associated with tax deductible amortization expenses;
•	risks associated with previously identified or future material weaknesses; and
•

other factors beyond our control, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$10.9	$20.5
Trade and other receivables, net of allowance for doubtful accounts of $1.0 million and $0.9 million as of March 31, 2019 and December 31, 2018, respectively	94.1	62.7
Prepaid expenses	10.5	19.8
Total current assets	115.5	103.0
Noncurrent assets
Property and equipment, net	3.6	3.7
Goodwill	1,036.5	1,036.5
Intangible assets, net	422.5	435.3
Right-of-use lease assets	19.1	—
Other noncurrent assets	1.7	1.5
Total assets	$1,598.9	$1,580.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$44.4	$30.5
Deferred revenues	173.9	192.4
Revolving credit facility	25.0	40.0
Right-of-use lease liabilities, current portion	3.9	—
Term loan, current portion	5.7	5.7
Total current liabilities	252.9	268.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	523.1	524.2
Deferred tax liabilities, net	70.7	75.4
Right-of-use lease liabilities	16.6	—
Other noncurrent liabilities	2.7	3.5
Total liabilities	866.0	871.7
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares: 80,000 at March 31, 2019 and December 31, 2018: no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; authorized shares: 800,000 at March 31, 2019 and December 31, 2018; issued and outstanding shares: 71,851 and 71,591 at March 31, 2019 and December 31, 2018, respectively	0.7	0.7
Additional paid-in capital	693.1	689.7
Retained earnings	39.1	17.9
Total shareholders’ equity	732.9	708.3
Total liabilities and shareholders’ equity	$1,598.9	$1,580.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

(dollars in millions, share data in thousands except earnings per share)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Revenues	$137.4	$142.2
Cost of revenues	45.9	41.4
Selling, general and administrative expense	35.1	32.3
Depreciation and amortization expense	13.2	11.4
Operating income	43.2	57.1
Interest expense	8.0	6.5
Income before income taxes	35.2	50.6
Provision for income taxes	8.7	12.5
Net income and comprehensive income	$26.5	$38.1
Basic earnings per share	$0.37	$0.52
Diluted earnings per share	$0.36	$0.50
Basic weighted average common shares outstanding	71,825	72,715
Diluted weighted average common shares outstanding	73,029	75,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	34	—	1.6	—	1.6
Dividends on common stock	—	—	—	—	—	(5.2)	(5.2)
Issuance of common stock for stock option exercises	—	—	231	—	1.8	—	1.8
Repurchase of common stock	—	—	(5)	—	—	(0.1)	(0.1)
Net income and comprehensive income	—	—	—	—	—	26.5	26.5
Balances at March 31, 2019	—	$—	71,851	$0.7	$693.1	$39.1	$732.9

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2017	—	$—	72,604	$0.7	$677.1	$83.4	$761.2
Stock-based compensation	—	—	—	—	1.2	—	1.2
Dividends on common stock	—	—	—	—	—	(5.1)	(5.1)
Issuance of common stock for stock option exercises	—	—	198	—	2.5	—	2.5
Net income and comprehensive income	—	—	—	—	—	38.1	38.1
Balances at March 31, 2018	—	$—	72,802	$0.7	$680.8	$116.4	$797.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating activities
Net income	$26.5	$38.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1.6	1.2
Provision for doubtful accounts	0.1	0.1
Depreciation and amortization	13.2	11.4
Amortization of deferred financing fees and debt discount	0.3	0.3
Unrealized gain on interest rate swap and floor	—	(0.5)
Deferred income taxes	(4.7)	0.5
Remeasurement of contingent consideration	—	0.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(31.5)	(41.2)
Prepaid expenses	9.3	8.1
Other noncurrent assets	(0.1)	—
Accounts payable and other current liabilities	2.7	5.8
Income tax payable	12.2	10.9
Deferred revenues	(18.5)	(12.8)
Other noncurrent liabilities	0.5	(1.8)
Net cash provided by operating activities	11.6	20.6
Investing activities
Purchases of property and equipment	(0.2)	(0.3)
Purchases of intangible assets	(0.1)	(0.2)
Net cash used in investing activities	(0.3)	(0.5)
Financing activities
Payment of deferred consideration for acquisition of businesses	(1.0)	—
Repayment of revolving credit facility	(15.0)	—
Repayment of principal on term loan	(1.4)	(1.4)
Cash dividends paid	(5.2)	(5.1)
Repurchase of common stock	(0.1)	—
Proceeds from exercise of stock options	1.8	2.5
Net cash used in financing activities	(20.9)	(4.0)
Net (decrease) increase in cash and cash equivalents	(9.6)	16.1
Cash and cash equivalents
Beginning of period	20.5	10.9
End of period	$10.9	$27.0

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2018. The December 31, 2018 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2018.

The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This update permitted entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform from the Tax Cuts and Jobs Act. The adoption of ASU 2018-02 did not have an impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments made to nonemployees. Under ASU 2018-07, accounting for share-based payments made to nonemployees is substantially the same as the accounting for share-based payments made to employees. Share based awards to nonemployees are measured at fair value on the grant date of the awards, with the need to assess the probability of satisfying performance conditions, if any are present. The adoption of ASU 2018-07 had no impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). This standard did not prescribe any new accounting guidance, but instead made changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (“ASC”). The adoption of ASU 2018-09 did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. The Company adopted ASC 842 on January 1, 2019 and elected to use the modified retrospective transition method prescribed under ASC 842 to not restate comparative periods in transition and use the effective date of ASC 842 as the date of initial adoption. Additionally, the Company applied the available practical expedient of keeping leases with an initial term of twelve months or less off of the balance sheet. As a result of the adoption of ASC 842 on January 1, 2019, the Company recorded right-of-use lease assets of $19.7 million and right-of-use lease liabilities of $21.1 million including the reclassification of approximately $1.4 million of unamortized lease incentives and deferred rent liabilities into the right-of-use lease asset balance. The adoption of ASC 842 did not have a material impact on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Additional information and disclosures required by this new standard are contained in Note 8, Leases.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Revenues

The Company’s primary source of revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show. Trade show and conference events revenues represented approximately 95.2% and 96.1% of total revenues for the three months ended March 31, 2019 and 2018, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Current deferred revenues are reported as deferred revenues on the condensed consolidated balance sheets and were $173.9 million and $179.7 million as of March 31, 2019 and 2018, respectively. Long-term deferred revenues as of March 31, 2019 and 2018 were $0.3 million and $0.6 million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $174.2 million and $180.3 million, as of March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized revenues of $120.7 million and $124.3 million, respectively, from amounts included in the total deferred revenue at the beginning of the respective year.

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customer are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of performance obligations.

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Three Months Ended March 31,
(in millions)	2019	2018
Trade shows	$116.9	$123.7
Other events	13.8	13.0
Other marketing services	6.7	5.5
Total revenues	$137.4	$142.2

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company incurs sales commissions costs in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and events and with sales of advertising for industry publications. The Company’s contracts with customers are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the condensed consolidated statements of income and comprehensive income as selling, general and administrative expenses.

4.	Business Acquisitions

The Company acquired the assets and assumed the liabilities of two companies during 2018 (collectively, the “2018 acquisitions”). Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

Boutique Design New York (“BDNY”)

On October 15, 2018, the Company acquired certain assets and assumed certain liabilities associated with BDNY and associated trade shows and related assets from ST Media Group International, Inc. and Hospitality Media Group, LLC, for a total purchase price of $45.1 million, which included a negative working capital adjustment of approximately $8.7 million and non-cash deferred payments of $1.8 million. As of March 31, 2019, $0.8 million of the deferred payment is included in other noncurrent liabilities in the condensed consolidated balance sheet. As of December 31, 2018, $1.0 million of the deferred payment is included in accounts payable and other current liabilities and $0.8 million is included in other noncurrent liabilities in the condensed consolidated balance sheet. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

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

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Technology Brands

On August 20, 2018, the Company acquired certain assets and assumed certain liabilities associated with a technology event and a group of complementary technology intelligence brands serving the residential, commercial and security integrator markets from EH Publishing, Inc., for a total purchase price of $27.8 million, which included a negative working capital adjustment of approximately $0.5 million. The acquisition of the technology event, Total Tech Summit, and related brands CEPro, Commercial Integrator, Security Sales & Integration, and Campus Safety (collectively, “the Technology Brands”) was paid for with cash from operations.

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

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if each of the 2018 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes only and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the Company as a result of the 2018 acquisitions.  Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

Three Months Ended March 31,
2018
(in millions)	(Unaudited)
Pro-forma revenues	$144.9
Pro-forma net income	$37.3

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $1,036.5 million as of March 31, 2019 and December 31, 2018.

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	December 31, 2018	Additions	Transfers	March 31, 2019
Indefinite-lived intangible assets
Trade names	$117.6	$—	$—	$117.6
Amortizable intangibles
Customer-related intangibles	399.2	—	—	399.2
Trade names	106.6	—	—	106.6
Computer software	9.9	0.1	0.5	10.5
	633.3	0.1	0.5	633.9
Accumulated amortization
Customer-related intangibles	(190.9)	(11.1)	—	(202.0)
Trade names	(1.0)	(1.5)	—	(2.5)
Computer software	(6.6)	(0.3)	—	(6.9)
	(198.5)	(12.9)	—	(211.4)
Capitalized software in progress	0.5	—	(0.5)	—
Total intangible assets, net	$435.3	$(12.8)	$—	$422.5

Amortization expense for the three months ended March 31, 2019 and 2018 was $12.9 million and $11.2 million, respectively.

6.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Furniture, equipment and other	$5.6	$5.5
Leasehold improvements	2.4	2.3
	8.0	7.8
Less: Accumulated depreciation	(4.4)	(4.1)
Property and equipment, net	$3.6	$3.7

Depreciation expense related to property and equipment for the three months ended March 31, 2019 and 2018 was $0.2 million.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2019	December 31, 2018
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 5.25% and 5.27% as of March 31, 2019 and December 31, 2018, respectively) and due 2024, net(a)	$528.8	$529.9
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$523.1	$524.2

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of March 31, 2019 is recorded net of unamortized discount of $2.9 million and net of unamortized deferred financing fees of $3.5 million.  The Amended and Restated Term Loan Facility as of December 31, 2018 is recorded net of unamortized discount of $3.0 million and net of unamortized deferred financing fees of $3.6 million.

Amended and Restated Revolving Credit Facility

Emerald Expositions Holding, Inc. (“EEH”) had $25.0 million and $40.0 million in borrowings outstanding under its Amended and Restated Revolving Credit Facility as of March 31, 2019 and December 31, 2018, respectively.  During the three months ended March 31, 2019, EEH repaid $15.0 million under the Amended and Restated Revolving Credit Facility. There were no borrowings or repayments by EEH under the Amended and Restated Revolving Credit Facility during the three months ended March 31, 2018. EEH had $0.9 million in stand-by letters of credit under the Amended and Restated Revolving Credit Facility as of March 31, 2019 and December 31, 2018.

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consist of the following:

	Three months ended March 31,
(in millions)	2019	2018
Senior secured term loan	$7.1	$6.3
Noncash interest for amortization of debt discount and debt issuance costs	0.3	0.3
Realized and unrealized loss on interest rate swap and floor, net	—	(0.3)
Revolving credit facility commitment fees	0.6	0.2
Total interest expense	$8.0	$6.5

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of March 31, 2019, the Company was not required to test this financial covenant and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company's leases consist of operating leases for office space and certain equipment through operating leases. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company's leases have a remaining contractual term of 1 year to 9 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of March 31, 2019. The Company’s weighted-average remaining lease term is 6.8 years as of March 31, 2019.

Short-term operating leases with a contractual term of 12 months or less are not recorded on the balance sheet, but instead are included as selling, general and administrative expense on the condensed consolidated statements of income and comprehensive income and are considered rent expense. Short-term operating lease costs were not material for the three months ended March 31, 2019. Leases with a duration of less than one month are not included in rent expense. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $1.1 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.  The Company reported $0.3 million in rent expense on the condensed consolidated statements of income and comprehensive income as cost of revenues and $0.8 million in rent expense on the condensed consolidated statements of income and comprehensive income as selling, general and administrative expense for the three months ended March 31, 2019.

Certain of the Company's lease agreements include variable lease payments. Variable lease costs were $0.1 million for the three months ended March 31, 2019.

Maturities of right-of-use lease liabilities by for the remaining five years and thereafter as of March 31, 2019 were as follows:

(in millions)	March 31, 2019
Remaining nine months of 2019	$2.8
2020	4.1
2021	3.4
2022	3.0
2023	3.0
Thereafter	7.9
Minimum lease payments	$24.2
Less: Imputed interest	(3.7)
Present value of minimum lease payments	$20.5

As of December 31, 2018, minimum lease payments under operating leases by period were as follows:

(in millions)	December 31, 2018
2019	$3.9
2020	4.0
2021	3.4
2022	3.0
2023	3.0
Thereafter	7.9
Total	$25.2

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Supplemental cash flow and other information related to leases was as follows:

Three Months Ended March 31,
(in millions)	2019
Cash paid for amounts included in the measurement of right-of-use lease liabilities
Cash paid reported as operating activities on the condensed consolidated statements of cash flows	$1.1
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$0.2

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.2% as of March 31, 2019.

9.	Fair Value Measurements

As of March 31, 2019, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$10.9	$10.9	$—	$—
Total assets at fair value	$10.9	$10.9	$—	$—

As of December 31, 2018, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20.5	$20.5	$—	$—
Total assets at fair value	$20.5	$20.5	$—	$—

10.	Shareholders’ Equity and Stock-Based Compensation

Dividends

The Company has paid a quarterly dividend since the second quarter of 2017. Dividend activity for the three months ended March 31, 2019 was as follows:

Three months ended
(dollars in millions, except per share values)	March 31, 2019
Dividend declared on	February 5, 2019
Shareholders of record on	February 19, 2019
Dividend paid on	March 05, 2019
Dividend per share	$0.0725
Cash dividend paid	$5.2

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Dividend activity for the three months ended March 31, 2018 was as follows:

Three months ended
(dollars in millions, except per share values)	March 31, 2018
Dividend declared on	January 26, 2018
Shareholders of record on	February 9, 2018
Dividend paid on	February 23, 2018
Dividend per share	$0.07
Cash dividend paid	$5.1

Share Repurchases

On November 20, 2018, the Company’s Board of Directors authorized a $20.0 million share repurchase program. Under the terms of the share repurchase program, the Company has the ability to repurchase shares through a variety of methods through December 31, 2019. The share repurchase program does not require the Company to acquire any specific number of shares. The Company settled the repurchase of 5,346 shares for $0.1 million during the three months ended March 31, 2019 and 1,627,248 shares for $19.4 million during the year ended December 31, 2018.  Approximately $0.5 million remains available for share repurchases as of March 31, 2019 pursuant to the Company’s share repurchase program.

Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.4 million and $0.3 million for the three months ended March 31, 2019 and 2018, respectively.

Emerald Expositions Events, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board of Directors approved the ESPP, subject to stockholder approval. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP.

The ESPP expense recognized by the Company was not material for the three months ended March 31, 2019 and was zero for the three months ended March 31, 2018.  The Company’s initial ESPP offering period began in February 2019 and will end in August 2019.  The Company has issued no shares to employees under the ESPP as of March 31, 2019.

Restricted Stock Units

The Company periodically grants RSUs that contain service and, in certain instances, performance conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2019 and 2018 was $0.8 million and $0.4 million, respectively.  There was a total of $8.7 million of unrecognized stock-based compensation expense at March 31, 2019 related to unvested RSUs expected to be recognized over a weighted-average period of 3.3 years.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

RSU activity for the three months ended March 31, 2019 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2018	403	$20.91
Granted	425	12.47
Forfeited	(49)	21.81
Vested	(49)	21.93
Unvested balance, March 31, 2019	730	$15.87

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.8 million for the three months ended March 31, 2019 and 2018.

Stock option activity for the three months ended March 31, 2019, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
(share data in thousands, except per share data)			(years)	(millions)
Outstanding at December 31, 2018	7,085	$12.62
Granted	818	12.47
Exercised	(231)	8.00
Forfeited	(109)	14.79
Outstanding at March 31, 2019	7,563	$12.71	5.3	$13,571
Exercisable at March 31, 2019	5,043	$11.15	3.5	$12,810

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on March 31, 2019, for those options for which the market price was in excess of the exercise price.

There was a total of $5.1 million unrecognized stock-based compensation expense at March 31, 2019 related to unvested stock options expected to be recognized over a weighted-average period of 1.2 years.

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

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2019	2018
Net income	$26.5	$38.1
Weighted average common shares outstanding	71,825	72,715
Basic earnings per share	$0.37	$0.52
Net income	$26.5	$38.1
Diluted effect of stock options	1,204	3,104
Diluted weighted average common shares outstanding	73,029	75,819
Diluted earnings per share	$0.36	$0.50
Anti-dilutive shares excluded from diluted earnings per share calculation	3,605	1,118

12.	Income Taxes

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

The Company’s U.S. corporate income federal tax rate was 21% as of March 31, 2019. For the three months ended March 31, 2019 and 2018, the Company recorded provisions for income taxes of $8.7 million and $12.5 million, respectively, which resulted in an effective tax rate of 24.7% for both periods. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.2 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.

13.	Commitments and Contingencies

Leases and Other Contractual Arrangements

The Company has entered into operating leases and other contractual obligations to secure real estate facilities and trade show venues. These agreements are not unilaterally cancelable by the Company, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. See Note 8, Leases, for additional information regarding the Company’s real estate facility leases.

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

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2019	December 31, 2018
Accrued event costs	$17.1	$9.6
Income tax payable	13.2	1.0
Other current liabilities	3.4	8.2
Accrued personnel costs	3.4	8.2
Trade payables	7.1	3.4
Accrued interest	0.2	0.1
Total accounts payable and other current liabilities	$44.4	$30.5

15.	Subsequent Events

Dividend Declared

On April 30, 2019, the Company’s Board of Directors approved, and the Company subsequently declared, the payment of a cash dividend of $0.075 per share for the quarter ending June 30, 2019 to holders of record of the Company’s common stock as of May 14, 2019.

WItem 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Expositions Events, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in the Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Expositions Events, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

Revenues

We generate revenues primarily from selling trade show exhibit space to exhibitors on a per square foot basis. Other trade show revenue streams include sponsorship, fees for ancillary exhibition services and attendee registration fees. Additionally, we generate revenue through conferences, digital media and print publications that complement our trade shows. We also engage third-party sales agents to support our marketing efforts. More than 95% of our sales are made by our employees, with less than 5% made by third-party sales agents. These agents, who are mainly based in Asia and Europe, are paid a commission based on a percentage of sales.

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

Interest Expense

For the periods presented in this report, interest expense principally represents interest payments and certain other fees paid to lenders under our Amended and Restated Senior Secured Credit Facilities.

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over periods of seven to thirty years from the date of each acquisition or date of change in estimated useful life under accounting principles generally accepted in the United States of America (“GAAP”), or fifteen years for tax purposes. This amortization expense reduces our taxable income.

Income Taxes

Income tax expense consists of federal, state and local taxes based on income in the jurisdictions in which we operate.

We also record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangible assets, depreciation, stock-based compensation charges and deferred financing costs.

Our effective tax rate for the three months ended March 31, 2019 was higher than the U.S. federal statutory rate of 21% primarily due to state taxes.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income before interest expense (including unrealized loss on interest rate swap and floor, net, for periods prior to the expiration of the interest rate swap and floor, which expired on December 31, 2018), income tax expense, depreciation and amortization, stock-based compensation, deferred revenue adjustment, and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018.”

Adjusted Net Income

Adjusted Net Income is defined as net income before stock-based compensation, deferred revenue adjustment, other items that management believes are not part of our core operations, amortization of deferred financing fees and discount, amortization of acquired intangible assets and tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business performance in a way that also considers our ability to generate profit without the impact of certain items. For example, it is useful to exclude stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business, and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude professional fees associated with debt refinancing, the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, impairment charges and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of the Company’s financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations.

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018.”

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2019	2018	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$137.4	$142.2	$(4.8)	(3.4)%
Cost of revenues(1)	45.9	41.4	4.5	10.9%
Selling, general and administrative expenses(2)	35.1	32.3	2.8	8.7%
Depreciation and amortization expense	13.2	11.4	1.8	15.8%
Operating income	43.2	57.1	(13.9)	(24.3)%
Interest expense	8.0	6.5	1.5	23.1%
Income before income taxes	35.2	50.6	(15.4)	(30.4)%
Provision for income taxes	8.7	12.5	(3.8)	(30.4%)
Net income and comprehensive income	$26.5	$38.1	$(11.6)	(30.4)%

Other financial data (unaudited):
Adjusted EBITDA(3)	$59.4	$73.6	$(14.2)	(19.3)%
Adjusted Net Income(4)	$38.5	$50.4	$(11.9)	(23.6)%
Free Cash Flow(5)	$10.3	$20.1	$(9.8)	(48.8)%

(1)	Cost of revenues for the three months ended March 31, 2019 and 2018 included zero and $0.6 million, respectively, in acquisition-related transition and integration costs.
(2)

Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 included $1.3 million and $3.2 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were stock-based compensation expenses of $1.6 million and $1.2 million, respectively.

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

We define Adjusted EBITDA as net income before (i) interest expense (including unrealized loss on interest rate swap and floor, net for periods prior to the expiration of our interest rate swap), (ii) income tax expense, (iii) depreciation and amortization, (iv) stock-based compensation, (v) deferred revenue adjustment and (vi) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$26.5	$38.1
Add (deduct):
Interest expense	8.0	6.5
Provision for income taxes	8.7	12.5
Depreciation and amortization expense	13.2	11.4
Stock-based compensation expense(a)	1.6	1.2
Deferred revenue adjustment(b)	0.1	0.1
Other items(c)	1.3	3.8
Scheduling adjustment(d)	—	(5.2)
Adjusted EBITDA	$59.4	$68.4

(a)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”) and the Emerald Expositions Events, Inc. 2017 Omnibus Equity Plan (“the 2017 Plan”).

(b)

Represents the deferred revenue acquired in the Boutique Design New York (“BDNY”) and Connecting Point Marketing Group (“CPMG”) acquisitions that was marked down to the acquisition date fair value due to purchase accounting rules. If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustments of $0.1 million for BDNY for the three months ended March 31, 2019 and for CPMG for the three months ended March 31, 2018 would not have been required and the revenues for the three months ended March 31, 2019 and 2018 would have been higher by $0.1 million.

(c)

Other items for the three months ended March 31, 2019 included: (i) $0.5 million in transaction costs in connection with certain acquisition transactions as well as acquisitions that were pursued but not completed in the period, (ii) $0.7 million in transition costs and (iii) $0.1 million in non-recurring legal, accounting and consulting fees. Other items for the three months ended March 31, 2018 included: (i) $1.0 million in transaction costs in connection with certain acquisition transactions, (ii) $1.0 million in legal, accounting and consulting fees related to the secondary offering of shares of our common stock by stockholders affiliated with or managed by Onex and other related activities and (iii) $1.8 million in transition costs.

(d)	Reflects the EBITDA of trade shows that staged in the first quarter of 2018 and will stage in the second quarter of 2019.
(4)

In addition to net income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net income for (i) stock-based compensation, (ii) deferred revenue adjustment, (iii) other items that management believes are not part of our core operations, (iv) amortization of deferred financing fees and discount, (v) amortization of acquired intangible assets and (vi) tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business’s performance in a way that also considers our ability to generate profit without the impact of certain items.

For example, we exclude the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of our financial performance. This measure also reflects an adjustment for the difference between cash amounts paid in respect of taxes and the amount of tax recorded in accordance with GAAP. Each of the normal recurring adjustments and other adjustments described in this paragraph help to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are noncash expenses.

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

	Three Months Ended March 31,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$26.5	$38.1
Add (deduct):
Stock-based compensation expense(a)	1.6	1.2
Deferred revenue adjustment (b)	0.1	0.1
Other items(c)	1.3	3.8
Amortization of deferred financing fees and discount	0.3	0.3
Amortization of intangible assets(d)	12.6	10.9
Scheduling adjustments(e)	—	(5.2)
Tax adjustments related to non-GAAP adjustments(f)	(3.9)	(2.7)
Adjusted Net Income	$38.5	$46.5

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(b)	Represents the deferred revenue charge described in footnote 3(b) above.
(c)	Represents other items described in footnote 3(c) above.
(d)

We have historically grown our business through acquisitions and have therefore acquired significant intangible assets the value of which are amortized over time. These acquired intangible assets are amortized over an extended period ranging from seven to thirty years.

(e)	Represents the scheduling adjustment described in footnote 3(d) above.
(f)	Reflects application of U.S. federal and state enterprise tax rate of 24.7% in the three months ended March 31, 2019 and 2018.

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

	Three Months Ended March 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$11.6	$20.6
Less:
Capital expenditures	0.3	0.5
Free Cash Flow	$11.3	$20.1

Revenues

Revenues of $137.4 million for the three months ended March 31, 2019 decreased $4.8 million, or 3.4%, from $142.2 million for the comparable period in 2018. The decrease included a net $7.4 million timing difference from several show scheduling differences in the first quarter of 2019, most notably GlobalShop, which staged in the first quarter of 2018 and will stage in the second quarter of 2019.  Overall organic revenues, which represent revenues excluding $3.6 million in the quarter from the Technology Brands and BDNY acquisitions, declined $3.0 million, or 2.2%, over the comparable prior year period. The underlying performance reflected growth in several of the quarter’s shows, most notably KBIS, Sports Licensing & Tailgate Show, National Pavement Expo and OMBAS, offset by anticipated declines in NY NOW Winter, National Stationery Show, Outdoor Retailer Snow Show and WPPI.

Cost of Revenues

Cost of revenues of $45.9 million for the three months ended March 31, 2019 increased $4.5 million, or 10.9%, from $41.4 million for the comparable period in 2018. Incremental costs from acquisitions contributed $2.3 million, partially offset by a net $1.0 million reduction attributable to the show scheduling differences mentioned in the “Revenues” section above. The remaining increase was largely driven by $3.2 million in incremental costs, net of a $0.6 million reduction in non-recurring other costs, for shows that grew in the quarter, most notably KBIS, as well as increased costs related to additional show investments in the NY NOW event.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $35.1 million for the three months ended March 31, 2019 increased $2.8 million, or 8.7%, from $32.3 million for the comparable period in 2018. Selling, general and administrative expenses for the first quarter of 2019 included incremental costs of $2.8 million related to costs associated with our 2018 acquisitions, a $0.4 million increase in stock-based compensation and $1.7 million in other expense increases, partly offset by a net $0.2 million decrease attributable to show scheduling differences and $1.9 million in lower non-recurring costs.

Depreciation and Amortization Expense

Depreciation and amortization expense of $13.2 million for the three months ended March 31, 2019 increased $1.8 million, or 15.8%, from $11.4 million for the comparable period in 2018. The increase was related to additional intangible assets acquired in the 2018 acquisitions and additional intangible asset amortization on the trade name intangible assets for which we changed the estimated useful life and began amortizing in the fourth quarter of 2018.

Interest Expense

Interest expense of $8.0 million for the three months ended March 31, 2019 increased $1.5 million, or 23.1%, from $6.5 million for the comparable period in 2018. The increase was primarily attributable to an increase in outstanding borrowings on the Amended and Restated Revolving Credit Facility and an increase in the average borrowing rate on the Amended and Restated Term Loan Facility to 5.26% for the three months ended March 31, 2019 from 4.43% for the comparable period in 2018, partially offset by savings from a lower outstanding indebtedness balance on our Amended and Restated Term Loan Facility.

Provision for Income Taxes

For the three months ended March 31, 2019 and 2018, we recorded a provision for income taxes of $8.7 million and $12.5 million, respectively, which resulted in an effective tax rate of 24.7% for each of the three months ended March 31, 2019 and 2018. The decrease in our provision for income taxes of $3.8 million for the three months ended March 31, 2019 as compared to the comparable period in 2018 was primarily attributable to the decrease in pretax income.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $26.5 million for the three months ended March 31, 2019 decreased by 30.4%, or $11.6 million, from net income of $38.1 million for the comparable period in 2018. The decrease was primarily attributable to the increased cost of revenues described above, additional incremental costs associated with our 2018 acquisitions, a decline in organic revenues and increased interest expenses due the factors described above, partially offset by the decrease in income before taxes as described above.

Adjusted EBITDA of $59.4 million for the three months ended March 31, 2019 decreased $9.0 million, or 13.2%, from $68.4 million for the comparable period in 2018. The decrease in Adjusted EBITDA for the three months ended March 31, 2019 is primarily attributable to the decrease in net income described above and the impact of a $3.8 million reduction in the provision for income tax add-back.  This decrease was partially offset by the $1.5 million increase in the interest expense add-back as well as a prior year scheduling adjustment of $5.2 million, representing the EBITDA from several show scheduling differences in the first quarter of 2019 compared to the comparable prior year period.

Adjusted Net Income for the three months ended March 31, 2019 of $38.5 million decreased $8.0 million, or 17.2%, from $46.5 million for the comparable period in 2018. The decrease in Adjusted Net Income was attributable to the $11.6 million decrease for net income for the three months ended March 31, 2019, partly offset by a decrease of $5.2 million due to the show scheduling described above and a decrease of $1.2 million for income tax adjustments to net income primarily due to the decrease in net income.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018.” For a discussion of our presentation of Adjusted Net Income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018.”

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

We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under our Amended and Restated Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under our Amended and Restated Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next twelve months. We currently anticipate incurring less than $2.0 million of capital expenditures for property and equipment during 2019. We may draw on the Amended and Restated Revolving Credit Facility from time to time to fund or partially fund acquisitions.

As of March 31, 2019, we had $535.1 million of borrowings outstanding under the Amended and Restated Term Loan Facility and $25.0 million of borrowings outstanding under our Amended and Restated Revolving Credit Facility, with an additional $124.1 million available to borrow (after giving effect to $25.0 million in outstanding borrowings and $0.9 million in letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

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

As of March 31, 2019, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Share Repurchases

Our board of directors approved a $20.0 million share repurchase program in the fourth quarter of 2018. We settled the repurchase of 5,346 shares of our common stock for $0.1 million during the three months ended March 31, 2019 and 1,627,248 shares of our common stock for $19.4 million during the year ended December 31, 2018. As of March 31, 2019, approximately $0.5 million remained available to repurchase shares pursuant to the share repurchase program.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017. On April 30, 2019 our board of directors approved the payment of a cash dividend of $0.075 per share for the quarter ending June 30, 2019 to holders of our common stock. The dividend amount is expected to be paid on or about May 28, 2019 to stockholders of record on May 14, 2019. The payment of dividends in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 71,850,712 shares of common stock outstanding as of April 29, 2019, this dividend policy implies a quarterly cash requirement of approximately $5.4 million (or an annual cash requirement of approximately $21.6 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2019	2018
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$11.6	$20.6
Net cash used in investing activities	$(0.3)	$(0.5)
Net cash used in financing activities	$(20.9)	$(4.0)

Operating Activities

Operating activities consist primarily of net income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation, provision for doubtful accounts and unrealized gain on interest rate swap and floor, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2019 decreased $9.0 million, or 43.7%, to $11.6 million from $20.6 million during the comparable period in the prior year. Cash used for operating activities reflects the use of $25.4 million and $31.0 million for working capital in the three months ended March 31, 2019 and 2018, respectively. The decrease was primarily due to a $11.6 million decrease in our net income and a $5.6 million change in deferred tax labilities primarily due to the seasonality of our business and the incremental recognition of our income tax liability in the first quarter of 2019, partly offset by a $5.6 million decrease in cash used for working capital and a $1.8 million increase in depreciation and amortization.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2019 decreased $0.2 million, to $0.3 million from $0.5 million in the comparable period in the prior year. The decrease was due to lower investments in information technology and capital expenditures as compared to the prior year period. We did not complete any acquisitions during the periods presented.

Financing Activities

Financing activities primarily consist of cash dividend payments, proceeds from the issuance of common stock associated with stock option exercises and borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the three months ended March 31, 2019 was $20.9 million, primarily comprised of a $15.0 million voluntary repayment of outstanding borrowings under the Amended and Restated Term Revolving Credit Facility, $5.2 million in quarterly dividend payments, $1.4 million in a scheduled quarterly principal payment on the Amended and Restated Term Loan Facility and $1.0 million deferred payment for the acquisition of a business.  These uses of cash were partly offset by $1.7 million in proceeds from the issuance of common stock associated with stock option exercises.

Free Cash Flow

Free Cash Flow of $11.3 million for the three months ended March 31, 2019 decreased $8.8 million, or 43.8%, from $20.1 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018.”

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into, any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 19, 2019, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations.

Our accounting policies are more fully described in Note 1, “Description of Business, Basis of Presentation and Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report. Management has discussed the selection of these critical accounting policies and estimates with members of our board of directors. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report, except with respect to our leases as described in Note 2, Recently Adopted Accounting Pronouncements, and Note 8, Leases, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of March 31, 2019, we had $560.1 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2019.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on February 19, 2019, which is accessible on the SEC’s website at www.sec.gov, includes a detailed discussion of our risk factors.  At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

*+10.1	Emerald Expositions Events, Inc. 2019 Employee Stock Purchase Plan.

*31.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD EXPOSITIONS EVENTS, INC.

Date: May 2, 2019	By:	/s/ Philip T. Evans
Philip T. Evans
Interim President and Chief Executive Officer, Chief Financial Officer and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)