Form 10-Q
period 2019-06-30
Emerald Expositions Events, Inc.
filed 2019-08-01
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of July 29, 2019, there were 71,981,549 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$12.4	$20.5
Trade and other receivables, net of allowance for doubtful accounts of $1.1 million and $0.9 million as of June 30, 2019 and December 31, 2018, respectively	75.3	62.7
Prepaid expenses	13.1	19.8
Total current assets	100.8	103.0
Noncurrent assets
Property and equipment, net	3.6	3.7
Goodwill	1,036.5	1,036.5
Intangible assets, net	409.9	435.3
Right-of-use lease assets	18.9	—
Other noncurrent assets	1.7	1.5
Total assets	$1,571.4	$1,580.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$32.4	$30.5
Deferred revenues	162.2	192.4
Revolving credit facility	5.0	40.0
Right-of-use lease liabilities, current portion	4.1	—
Term loan, current portion	5.7	5.7
Total current liabilities	209.4	268.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	522.0	524.2
Deferred tax liabilities, net	79.5	75.4
Right-of-use lease liabilities	16.0	—
Other noncurrent liabilities	2.5	3.5
Total liabilities	829.4	871.7
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares: 80,000 at June 30, 2019 and December 31, 2018: no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; authorized shares: 800,000 at June 30, 2019 and December 31, 2018; issued and outstanding shares: 71,944 and 71,591 at June 30, 2019 and December 31, 2018, respectively	0.7	0.7
Additional paid-in capital	696.7	689.7
Retained earnings	44.6	17.9
Total shareholders’ equity	742.0	708.3
Total liabilities and shareholders’ equity	$1,571.4	$1,580.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

(dollars in millions, share data in thousands except earnings per share)	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Revenues	$103.0	$78.4	$240.4	$220.6
Cost of revenues	32.3	24.4	78.2	65.8
Selling, general and administrative expense	33.1	28.0	68.2	60.3
Depreciation and amortization expense	13.2	11.4	26.4	22.8
Operating income	24.4	14.6	67.6	71.7
Interest expense	7.8	7.3	15.8	13.8
Income before income taxes	16.6	7.3	51.8	57.9
Provision for income taxes	5.2	1.4	13.9	13.9
Net income and comprehensive income	$11.4	$5.9	$37.9	$44.0
Basic earnings per share	$0.16	$0.08	$0.53	$0.60
Diluted earnings per share	$0.16	$0.08	$0.52	$0.58
Basic weighted average common shares outstanding	71,905	72,896	71,866	72,806
Diluted weighted average common shares outstanding	72,965	75,821	72,995	75,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Three Months Ended June 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at March 31, 2019	—	$—	71,851	$0.7	$693.1	$39.1	$732.9
Stock-based compensation	—	—	10	—	2.6	—	2.6
Dividends on common stock	—	—	—	—	—	(5.4)	(5.4)
Issuance of common stock for stock option exercises	—	—	121	—	1.0	—	1.0
Repurchase of common stock	—	—	(38)	—	—	(0.5)	(0.5)
Net income and comprehensive income	—	—	—	—	—	11.4	11.4
Balances at June 30, 2019	—	$—	71,944	$0.7	$696.7	$44.6	$742.0

	Six Months Ended June 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	44	—	4.2	—	4.2
Dividends on common stock	—	—	—	—	—	(10.6)	(10.6)
Issuance of common stock for stock option exercises	—	—	352	—	2.8	—	2.8
Repurchase of common stock	—	—	(43)	—	—	(0.6)	(0.6)
Net income and comprehensive income	—	—	—	—	—	37.9	37.9
Balances at June 30, 2019	—	$—	71,944	$0.7	$696.7	$44.6	$742.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)—Continued

	Three Months Ended June 30, 2018
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at March 31, 2018	—	$—	72,802	$0.7	$680.8	$116.4	$797.9
Stock-based compensation	—	—	13	—	1.4	—	1.4
Dividends on common stock	—	—	—	—	—	(5.3)	(5.3)
Issuance of common stock for stock option exercises	—	—	229	—	2.6	—	2.6
Net income and comprehensive income	—	—	—	—	—	5.9	5.9
Balances at June 30, 2018	—	$—	73,044	$0.7	$684.8	$117.0	$802.5

	Six Months Ended June 30, 2018
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2017	—	$—	72,604	$0.7	$677.1	$83.4	$761.2
Stock-based compensation	—	—	13	—	2.6	—	2.6
Dividends on common stock	—	—	—	—	—	(10.4)	(10.4)
Issuance of common stock for stock option exercises	—	—	427	—	5.1	—	5.1
Net income and comprehensive income	—	—	—	—	—	44.0	44.0
Balances at June 30, 2018	—	$—	73,044	$0.7	$684.8	$117.0	$802.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating activities
Net income	$37.9	$44.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	4.2	2.6
Provision for doubtful accounts	0.3	0.2
Depreciation and amortization	26.4	22.8
Amortization of deferred financing fees and debt discount	0.7	1.0
Unrealized gain on interest rate swap and floor	—	(0.7)
Deferred income taxes	4.1	0.2
Remeasurement of contingent consideration	—	0.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(12.9)	(16.8)
Prepaid expenses	6.7	6.7
Other noncurrent assets	(0.2)	0.1
Accounts payable and other current liabilities	3.1	4.7
Income tax payable	(0.1)	3.6
Deferred revenues	(30.2)	(12.3)
Other noncurrent liabilities	—	(2.2)
Net cash provided by operating activities	40.0	54.4
Investing activities
Purchases of property and equipment	(0.5)	(0.6)
Purchases of intangible assets	(0.4)	(2.1)
Net cash used in investing activities	(0.9)	(2.7)
Financing activities
Payment of deferred consideration for acquisition of businesses	(1.0)	—
Repayment of revolving credit facility	(35.0)	—
Repayment of principal on term loan	(2.8)	(22.8)
Cash dividends paid	(10.6)	(10.4)
Repurchase of common stock	(0.6)	—
Proceeds from exercise of stock options	2.8	5.1
Net cash used in financing activities	(47.2)	(28.1)
Net (decrease) increase in cash and cash equivalents	(8.1)	23.6
Cash and cash equivalents
Beginning of period	20.5	10.9
End of period	$12.4	$34.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of Emerald Expositions Events, Inc. (the “Company”) and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for Interim Reporting. All intercompany transactions, accounts and profits, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This update permitted entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 on January 1, 2019 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments made to nonemployees. Under ASU 2018-07, accounting for share-based payments made to nonemployees is substantially the same as the accounting for share-based payments made to employees. Share based awards to nonemployees are measured at fair value on the grant date of the awards, with the need to assess the probability of satisfying performance conditions, if any are present. The Company adopted ASU 2018-07 on January 1, 2019 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). This standard did not prescribe any new accounting guidance, but instead made changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (“ASC”). The Company adopted ASU 2018-07 on January 1, 2019 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. The Company adopted ASC 842 on January 1, 2019 and elected to use the modified retrospective transition method prescribed under ASC 842 to not restate comparative periods in transition and use the effective date of ASC 842 as the date of initial adoption. Additionally, the Company applied the available practical expedient of keeping leases with an initial term of twelve months or less off of the balance sheet. As a result of the adoption of ASC 842, the Company recorded right-of-use lease assets of $19.7 million and right-of-use lease liabilities of $21.1 million including the reclassification of approximately $1.4 million of unamortized lease incentives and deferred rent liabilities into the right-of-use lease asset balance. The adoption of ASC 842 did not have a material impact on the Company’s Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows. Additional information and disclosures required by this new standard are contained in Note 8, Leases.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Revenues

The Company’s primary source of revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show. Trade show and conference events revenues represented approximately 79% and 83% of total revenues for the three and six months ended June 30, 2019, respectively. Trade show and conference events revenues represented approximately 77% and 83% of total revenues for the three and six months ended June 30, 2018, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Current deferred revenues were $162.2 million and $180.2 million as of June 30, 2019 and 2018, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of June 30, 2019 and 2018 were $0.7 million and $0.5 million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $162.9 million and $180.7 million, as of June 30, 2019 and 2018, respectively. During the three and six months ended June 30, 2019, the Company recognized revenues of $84.4 million and $205.1 million, respectively, from changes in deferred revenue during the respective period. During the three and six months ended June 30, 2018, the Company recognized revenues of $65.7 million and $190.0 million, respectively, from amounts included in deferred revenue during the respective period.

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year are immaterial.

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2019	2018	2019	2018
Trade shows	$81.6	$60.4	$198.5	$184.1
Other events	13.7	11.5	27.5	24.5
Other marketing services	7.7	6.5	14.4	12.0
Total revenues	$103.0	$78.4	$240.4	$220.6

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets that fall under the scope of ASC Topic 606, Revenue from Contracts with Customers. Contract liabilities generally consist of booth space sales, registration fees and sponsorship fees that are collected prior to the trade show or other event. The related revenue is recognized upon the completion of the applicable trade show or other event. Contract liabilities less than one year from the date of the performance obligation are reported on the condensed consolidated balance sheets as deferred revenues. Contract liabilities greater than one year from the date of the performance obligation are reported on the condensed consolidated balance sheets in other noncurrent liabilities.

The Company incurs sales commission costs in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and events and with sales of advertising for industry publications. The Company’s contracts with customers are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the condensed consolidated statements of income and comprehensive income as selling, general and administrative expenses.

4.	Business Acquisitions

The Company acquired the assets and assumed the liabilities of two companies during 2018 (collectively, the “2018 Acquisitions”). Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

Boutique Design New York (“BDNY”)

On October 15, 2018, the Company acquired certain assets and assumed certain liabilities associated with BDNY and associated trade shows and related assets from ST Media Group International, Inc. and Hospitality Media Group, LLC, for a total purchase price of $45.1 million, which included a negative working capital adjustment of approximately $8.7 million and non-cash deferred payments of $1.8 million. As of June 30, 2019, $0.6 million of the deferred payment is included in accounts payable and other current liabilities in the condensed consolidated balance sheet and $0.2 million of the deferred payment is included in other noncurrent liabilities in the condensed consolidated balance sheet. As of December 31, 2018, $1.0 million of the deferred payment is included in accounts payable and other current liabilities and $0.8 million is included in other noncurrent liabilities in the condensed consolidated balance sheet. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

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

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Technology Brands

On August 20, 2018, the Company acquired certain assets and assumed certain liabilities associated with a technology event and a group of complementary technology intelligence brands serving the residential, commercial and security integrator markets from EH Publishing, Inc., for a total purchase price of $27.8 million, which included a negative working capital adjustment of approximately $0.5 million. The acquisition of the technology event, Total Tech Summit, and related brands CEPro, Commercial Integrator, Security Sales & Integration, and Campus Safety (collectively, the “Technology Brands”) was paid for with cash from operations.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
(in millions)	(Unaudited)
Pro-forma revenues	$85.0	$229.8
Pro-forma net income	$6.2	$43.5

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Goodwill and Intangible Assets

Goodwill

The carrying amount of goodwill was $1,036.5 million as of June 30, 2019 and December 31, 2018.

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	December 31, 2018	Additions	Transfers	June 30, 2019
Indefinite-lived intangible assets
Trade names	$117.6	$—	$—	$117.6
Amortizable intangibles
Customer-related intangibles	399.2	0.1	—	399.3
Trade names	106.6	—	—	106.6
Computer software	9.9	0.1	0.5	10.5
	633.3	0.2	0.5	634.0
Accumulated amortization
Customer-related intangibles	(190.9)	(22.1)	—	(213.0)
Trade names	(1.0)	(3.0)	—	(4.0)
Computer software	(6.6)	(0.7)	—	(7.3)
	(198.5)	(25.8)	—	(224.3)
Capitalized software in progress	0.5	0.2	(0.5)	0.2
Total intangible assets, net	$435.3	$(25.4)	$—	$409.9

Amortization expense for the three and six months ended June 30, 2019 was $12.9 million and $25.8 million, respectively. Amortization expense for the three and six months ended June 30, 2018 was $11.1 million and $22.3 million, respectively.

6.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Furniture, equipment and other	$5.4	$5.5
Leasehold improvements	2.4	2.3
	7.8	7.8
Less: Accumulated depreciation	(4.2)	(4.1)
Property and equipment, net	$3.6	$3.7

Depreciation expense related to property and equipment for the three and six months ended June 30, 2019 was $0.3 million and $0.6 million, respectively. Depreciation expense related to property and equipment for the three and six months ended June 30, 2018 was $0.3 million and $0.5 million, respectively. Losses on disposals were not material for the three and six months ended June 30, 2019 and 2018.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in millions)	June 30, 2019	December 31, 2018
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 5.15% and 5.27% as of June 30, 2019 and December 31, 2018, respectively) and due 2024, net(a)	$527.7	$529.9
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$522.0	$524.2

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of June 30, 2019 is recorded net of unamortized discount of $3.3 million and net of unamortized deferred financing fees of $2.7 million.  The Amended and Restated Term Loan Facility as of December 31, 2018 is recorded net of unamortized discount of $3.0 million and net of unamortized deferred financing fees of $3.6 million.

Amended and Restated Revolving Credit Facility

Emerald Expositions Holding, Inc. (“EEH”) had $5.0 million and $40.0 million in borrowings outstanding under its Amended and Restated Revolving Credit Facility as of June 30, 2019 and December 31, 2018, respectively.  During the six months ended June 30, 2019, EEH repaid $35.0 million under the Amended and Restated Revolving Credit Facility. There were no borrowings by EEH under the Amended and Restated Revolving Credit Facility during the six months ended June 30, 2018. EEH had $0.9 million in stand-by letters of credit under the Amended and Restated Revolving Credit Facility as of June 30, 2019 and December 31, 2018.

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2019	2018	2019	2018
Senior secured term loan	$7.0	$6.4	$14.1	$12.7
Noncash interest for amortization of debt discount and debt issuance costs	0.4	0.7	0.7	1.0
Realized and unrealized loss on interest rate swap and floor, net	—	—	—	(0.3)
Revolving credit facility commitment fees	0.4	0.2	1.0	0.4
Total interest expense	$7.8	$7.3	$15.8	$13.8

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of June 30, 2019, the Company was not required to test this financial covenant and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company's leases consist of operating leases for office space and certain equipment through operating leases. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company's leases have a remaining contractual term of 1 year to 9 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of June 30, 2019. The Company’s weighted-average remaining lease term is 6.5 years as of June 30, 2019.

Short-term operating leases with a contractual term of 12 months or less are not recorded on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the condensed consolidated statements of income and comprehensive income and are considered rent expense. Short-term operating lease costs were not material for the three and six months ended June 30, 2019. Leases with a duration of less than one month are not included in rent expense. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $2.2 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Rent expense was $1.0 million and $2.0 million for the three and six months ended June 30, 2018, respectively. The Company reported $0.3 million and $0.6 million in rent expense on the condensed consolidated statements of income and comprehensive income as cost of revenues and $0.8 million and $1.6 million in rent expense on the condensed consolidated statements of income and comprehensive income as selling, general and administrative expense for the three and six months ended June 30, 2019, respectively.

Certain of the Company's lease agreements include variable lease payments. Variable lease costs were $0.1 million for the three and six months ended June 30, 2019.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of June 30, 2019 were as follows:

(in millions)	June 30, 2019
Remaining six months of 2019	$1.8
2020	4.3
2021	3.6
2022	3.1
2023	3.0
Thereafter	7.9
Minimum lease payments	$23.7
Less: Imputed interest	(3.6)
Present value of minimum lease payments	$20.1

As of December 31, 2018, minimum lease payments under operating leases by period were as follows:

(in millions)	December 31, 2018
2019	$3.9
2020	4.0
2021	3.4
2022	3.0
2023	3.0
Thereafter	7.9
Total	$25.2

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
(in millions)	2019	2019
Cash paid for amounts included in the measurement of right-of-use lease liabilities
Cash paid reported as operating activities on the condensed consolidated statements of cash flows	$1.2	$2.3
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$0.5	$0.7

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.21%.

9.	Fair Value Measurements

As of June 30, 2019, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$12.4	$12.4	$—	$—
Total assets at fair value	$12.4	$12.4	$—	$—

As of December 31, 2018, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20.5	$20.5	$—	$—
Total assets at fair value	$20.5	$20.5	$—	$—

10.	Shareholders’ Equity and Stock-Based Compensation

Dividends

Dividend activity for the first and second quarters of 2019 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019
Dividend declared on	February 5, 2019	April 30, 2019
Shareholders of record on	February 19, 2019	May 14, 2019
Dividend paid on	March 05, 2019	May 28, 2019
Dividend per share	$0.0725	$0.0750
Cash dividend paid	$5.2	$5.4

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Dividend activity for the first and second quarters of 2018 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018
Dividend declared on	January 26, 2018	May 1, 2018
Shareholders of record on	February 9, 2018	May 15, 2018
Dividend paid on	February 23, 2018	May 29, 2018
Dividend per share	$0.0700	$0.0725
Cash dividend paid	$5.1	$5.3

Share Repurchases

On November 20, 2018, the Company’s Board of Directors authorized a $20.0 million share repurchase program. Under the terms of the share repurchase program, the Company has the ability to repurchase shares through a variety of methods through December 31, 2019. The share repurchase program does not require the Company to acquire any specific number of shares. The Company settled the repurchase of 38,091 shares and 43,437 shares for $0.5 million and $0.6 million during the three and six months ended June 30, 2019, respectively, bringing the aggregate total of common stock repurchased to 1,670,685 shares for aggregate consideration of $20.0 million. During the three and six months ended June 30, 2018 there were no shares repurchased. There were no material remaining amounts available for share repurchases as of June 30, 2019 pursuant to the Company’s share repurchase program.

Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.8 million and $1.1 million for the three and six months ended June 30, 2019, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.4 million and $0.7 million for the three and six months ended June 30, 2018, respectively.

Emerald Expositions Events, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board of Directors approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP.

The ESPP expense recognized by the Company was not material for the three and six months ended June 30, 2019 and was zero for the three and six months ended June 30, 2018.  The Company’s initial ESPP offering period began in February 2019 and will end in August 2019.  The Company has issued no shares to employees under the ESPP as of June 30, 2019.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.1 million and $1.9 million for the three and six months ended June 30, 2019, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $0.6 million and $1.1 million for the three and six months ended June 30, 2018, respectively.

Stock option activity for the six months ended June 30, 2019, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
(share data in thousands, except per share data)			(years)	(millions)
Outstanding at December 31, 2018	7,085	$12.62
Granted	988	12.29
Exercised	(352)	8.00
Forfeited	(143)	15.57
Outstanding at June 30, 2019	7,578	$12.74	5.1	$7.8
Exercisable at June 30, 2019	5,109	$11.23	3.1	$7.8

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on June 30, 2019, for those options for which the market price was in excess of the exercise price.

There was a total of $5.8 million unrecognized stock-based compensation expense at June 30, 2019 related to unvested stock options expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2019 was $1.5 million and $2.3 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2018 was $0.7 million and $1.1 million, respectively. There was a total of $12.6 million of unrecognized stock-based compensation expense at June 30, 2019 related to unvested RSUs expected to be recognized over a weighted-average period of 3.2 years.

RSU activity for the six months ended June 30, 2019 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2018	403	$20.91
Granted	507	12.30
Forfeited	(65)	20.59
Vested	(66)	21.88
Unvested balance, June 30, 2019	779	$15.24

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Market-based Share Awards

In June 2019, the Company granted performance-based market condition share awards to two senior executives under the Emerald Expositions Events, Inc. 2017 Omnibus Equity Plan, which entitle these employees the right to receive shares of common stock equal to a maximum value cash value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of June 30, 2019, $16.9 million of the performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.06 per share, which would result in an estimated 190,000 shares of common stock to be issued upon vesting. Each of the estimated 190,000 shares of common stock has a weighted-average grant date fair value of $25.13 per share. The performance-based market condition share awards consists of four tranches with four separate specified award values that become payable upon achievement of the specified closing share price targets, which range from $18.00 per share to $24.00 per share. If the applicable targeted closing share price is attained over sixty days during a ninety-day trading period, that tranche of the award vests and the employees holding the awards receive shares of common stock equal to the specified award values (calculated based on the closing price per share on the trading day on which the relevant vesting condition was satisfied). In connection with the vesting, if any, of each award tranche, the Company expects to issue new shares of common stock to settle the vested awards. The total number of shares that will be awarded upon vesting will depend on the closing price per share on the trading day on which the relevant vesting condition is satisfied. These performance-based market condition share awards have a contractual term of ten years.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. As of June 30, 2019, the liability for these awards was $0.1 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the awards was $4.8 million. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.1 million for the three and six months ended June 30, 2019. The Company recognized no stock-based compensation expense relating to performance-based market condition share awards for the three and six months ended June 30, 2018.

The assumptions used in determining the fair value for the performance-based market condition share awards granted during the six months ended June 30, 2019 were as follows:

Six Months Ended June 30, 2019
Expected volatility	33.60%
Dividend yield	2.63%
Risk-free interest rate	2.06%
Weighted-average expected term (in years)	3.7

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding stock options were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2019, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, share data in thousands except earnings per share)	2019	2018	2019	2018
Net income	$11.4	$5.9	$37.9	$44.0
Weighted average common shares outstanding	71,905	72,896	71,866	72,806
Basic earnings per share	$0.16	$0.08	$0.53	$0.60
Net income	$11.4	$5.9	$37.9	$44.0
Diluted effect of stock options	1,060	2,925	1,129	3,011
Diluted weighted average common shares outstanding	72,965	75,821	72,995	75,817
Diluted earnings per share	$0.16	$0.08	$0.52	$0.58
Anti-dilutive shares excluded from diluted earnings per share calculation	3,777	952	3,777	952

12.	Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the income before income taxes for the period. In determining the full year estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the customary relationship between income tax expense and income before income taxes. Significant judgment is exercised in determining the income tax provision due to transactions, credits and calculations where the ultimate tax determination is uncertain.

The Company’s U.S. corporate income federal tax rate was 21% as of June 30, 2019. For the three and six months ended June 30, 2019, the Company recorded provisions for income taxes of $5.2 million and $13.9 million, respectively, which resulted in effective tax rates of 31.3% and 26.8%, respectively. For the three and six months ended June 30, 2018, the Company recorded provisions for income taxes of $1.4 million and $13.9 million, respectively, which resulted in effective tax rates of 19.2% and 24.0%, respectively. The differences between the statutory and effective tax rates are primarily attributable to the effects of state income taxes, permanent book-to-tax differences for stock-based compensation and lower discrete tax benefits related to net excess tax windfalls from stock option exercises.

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.2 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.	Commitments and Contingencies

Leases and Other Contractual Arrangements

The Company has entered into operating leases and other contractual obligations to secure real estate facilities, equipment and trade show venues. These agreements are not unilaterally cancelable by the Company, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. See Note 8, Leases, for additional information regarding the Company’s leases.

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

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	June 30, 2019	December 31, 2018
Accrued event costs	$14.7	$9.6
Trade payables	6.2	3.4
Accrued personnel costs	5.7	8.2
Other current liabilities	4.7	8.2
Income tax payable	0.9	1.0
Accrued interest	0.2	0.1
Total accounts payable and other current liabilities	$32.4	$30.5

15.	Related Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) own approximately 65% of the Company’s outstanding common stock as of June 30, 2019. Onex owns a majority equity position in SMG Holdings, Inc. (“SMG”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of SMG, which the Company has contracted with for catering services at certain of the Company’s trade shows and events. The Company made payments of $0.5 million to SMG during the three and six months ended June 30, 2019. The Company made no material payments to SMG during the three and six months ended June 30, 2018. These expenses are included in cost of revenues in the condensed consolidated statements of income and comprehensive income. The Company had no amounts due to SMG as of June 30, 2019 and December 31, 2018.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.	Subsequent Events

Dividend Declared

On July 30, 2019, the Company’s Board of Directors (the “Board”) approved, and the Company subsequently declared, the payment of a cash dividend of $0.075 per share for the quarter ending September 30, 2019 to holders of record of the Company’s common stock as of August 13, 2019.

Share Repurchase Program

The Company’s Board authorized and approved a new $30.0 million share repurchase program, which will become effective no sooner than the Company’s next open trading window on or after August 5, 2019, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $30.0 million through July 31, 2020, subject to early termination or extension by the Board. The new share repurchase program does not obligate the Company to purchase any shares and may be suspended or discontinued at any time without notice.

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

Organic Growth Drivers

We are focused on generating organic growth by understanding and leveraging the drivers for increased exhibitor and attendee participation at trade shows. Creating new opportunities for exhibitors to influence their market, engage with significant buyers, generate incremental sales and expand their brand’s awareness in their industry builds further demand for exhibit space and strengthens the value proposition of a trade show, generally allowing us to modestly increase booth space pricing annually across our portfolio. At the same time, our trade shows provide attendees with the opportunity to enhance their industry connectivity, develop relationships with targeted suppliers and distributors, discover new products, learn about new industry developments, celebrate their industry’s achievements and, in certain cases, obtain continuing professional education credits, which we believe increases their propensity to return and, consequently, drives high recurring participation among our exhibitors. By investing in and promoting these tangible and return-on-investment linked outcomes, we believe we will be able to continue to enhance the value proposition for our exhibitors and attendees alike, thereby driving strong demand and premium pricing for exhibit space, sponsorship opportunities and attendee registration.

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 17 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of GLM, ranging from approximately $5.0 million to approximately $54.0 million, and annual revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

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

Interest Expense

For the periods presented in this report, interest expense principally represents interest payments and certain other fees paid to lenders under the Amended and Restated Senior Secured Credit Facilities.

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

Our effective tax rate for the three and six months ended June 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily due to state taxes, permanent book-to-tax differences for stock-based compensation and lower discrete tax benefits related to net excess tax windfalls from stock options exercises.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.”

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. For a reconciliation of Adjusted Net Income to net income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 5 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018.”

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,
	2019	2018	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$103.0	$78.4	$24.6	31.4%
Cost of revenues	32.3	24.4	7.9	32.4%
Selling, general and administrative expenses(1)	33.1	28.0	5.1	18.2%
Depreciation and amortization expense	13.2	11.4	1.8	15.8%
Operating income	24.4	14.6	9.8	67.1%
Interest expense	7.8	7.3	0.5	6.8%
Income before income taxes	16.6	7.3	9.3	127.4%
Provision for income taxes	5.2	1.4	3.8	271.4%
Net income and comprehensive income	$11.4	$5.9	$5.5	93.2%

Other financial data (unaudited):
Adjusted EBITDA(2)	$41.2	$48.9	$(7.7)	(15.7)%
Adjusted Net Income(3)	$22.7	$33.7	$(11.0)	(32.6)%

(1)

Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 included $0.9 million and $1.7 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 were stock-based compensation expenses of $2.6 million and $1.4 million, respectively.

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

	Three Months Ended June 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$11.4	$5.9
Add:
Interest expense	7.8	7.3
Provision for income taxes	5.2	1.4
Depreciation and amortization expense	13.2	11.4
Stock-based compensation expense(a)	2.6	1.4
Deferred revenue adjustment(b)	0.1	0.1
Other items(c)	0.9	1.7
Scheduling adjustment(d)	—	19.7
Adjusted EBITDA	$41.2	$48.9

(a)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(b)

Represents the deferred revenue acquired in the Boutique Design New York (“BDNY”) and Connecting Point Marketing Group (“CPMG”) acquisitions that was marked down to the acquisition date fair value due to purchase accounting rules. If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustments of $0.1 million for BDNY for the three months ended June 30, 2019 and $0.1 million for CPMG for the three months ended June 30, 2018 would not have been required and the revenues for the three months ended June 30, 2019 and 2018 would have been higher by $0.1 million for both periods.

(c)

Other items for the three months ended June 30, 2019 included: (i) $0.1 million in transaction costs in connection with certain acquisition transactions as well as acquisitions that were pursued but not completed in the period, (ii) $0.7 million in transition costs and (iii) $0.1 million in non-recurring legal, accounting and consulting fees. Other items for the three months ended June 30, 2018 included: (i) $0.3 million in transaction costs in connection with certain acquisition transactions and (ii) $1.4 million in transition costs.

(d)

Reflects the EBITDA from several tradeshow scheduling differences in the second quarter of 2019, most notably Outdoor Retailer Summer Market and GlobalShop both staging in the second quarter of 2019, versus the third and first quarters of 2018, respectively.

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

	Three Months Ended June 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$11.4	$5.9
Add (deduct):
Stock-based compensation expense(a)	2.6	1.4
Deferred revenue adjustment (b)	0.1	0.1
Other items(c)	0.9	1.7
Amortization of deferred financing fees and discount	0.4	0.7
Amortization of intangible assets(d)	12.5	10.8
Scheduling adjustments(e)	—	19.7
Tax adjustments related to non-GAAP adjustments(f)	(5.2)	(6.6)
Adjusted Net Income	$22.7	$33.7

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)	Represents the deferred revenue charge described in footnote 2(b) above.
(c)	Represents other items described in footnote 2(c) above.
(d)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets, the value of which are amortized over time. These acquired intangible assets are amortized over periods ranging from seven to thirty years.

(e)	Represents the scheduling adjustment described in footnote 2(d) above.
(f)	Reflects application of U.S. federal and state enterprise tax rate of 31.3% and 19.2% in the three months ended June 30, 2019 and 2018, respectively.

Revenues

Revenues of $103.0 million for the three months ended June 30, 2019 increased $24.6 million, or 31.4%, from $78.4 million for the comparable period in 2018. The increase reflected a net $23.7 million addition from several trade show scheduling differences in the second quarter of 2019, most notably Outdoor Retailer Summer Market and GlobalShop both staging in the second quarter of 2019, versus the third and first quarters of 2018, respectively. Acquisitions made in 2018 contributed $3.6 million of revenue in the second quarter of 2019. After adjusting organic revenues for the second quarters of each of 2019 and 2018 for the show timing differences discussed above, organic revenues for the second quarter of 2019, were down $3.7 million, or 3.6%, as compared to the prior year quarter. Growth in the Company’s HD Expo and COUTURE shows as well as launches of three new events during the quarter, most notably CPMG’s C-StorePoint hosted buyer event, were offset by declines in the Internet Retailer Conference and Exhibition (“IRCE”) which experienced a double digit percentage decline in revenue, a moderate decline in revenue for GlobalShop and double digit percentage declines in revenue for Other Marketing Services, excluding the revenue contribution from the 2018 acquisitions of BDNY and the Technology Brands (the “2018 Acquisitions”), versus the same quarter last year.

Cost of Revenues

Cost of revenues of $32.3 million for the three months ended June 30, 2019 increased $7.9 million, or 32.4%, from $24.4 million for the comparable period in 2018. This increase reflected $0.9 million of incremental costs related to the 2018 Acquisitions and a net $5.5 million increase attributable to the show scheduling differences discussed above. The remaining $1.5 million increase in cost of revenues mainly reflected the incremental costs of the Company’s launches of three new events during the quarter.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $33.1 million for the three months ended June 30, 2019 increased $5.1 million, or 18.2%, from $28.0 million for the comparable period in 2018. The increase in selling, general and administrative expenses for the second quarter of 2019 reflected approximately $2.6 million in incremental costs from the 2018 Acquisitions, $0.8 million attributable to show scheduling differences, $1.2 million in higher stock-based compensation and $1.3 million in other expense increases, partially offset by a reduction of $0.8 million in non-recurring other items.

Depreciation and Amortization Expense

Depreciation and amortization expense of $13.2 million for the three months ended June 30, 2019 increased $1.8 million, or 15.8%, from $11.4 million for the comparable period in 2018. The increase was related to additional intangible assets acquired in the 2018 Acquisitions and additional intangible asset amortization on the trade name intangible assets for which we changed the estimated useful life in the fourth quarter of 2018.

Interest Expense

Interest expense of $7.8 million for the three months ended June 30, 2019 increased $0.5 million, or 6.8%, from $7.3 million for the comparable period in 2018. The increase was primarily attributable to (i) a $0.6 million increase in interest expense on the Amended and Restated Term Loan Facility primarily resulting from the increase in the average interest rate of 5.22% for the three months ended June 30, 2019 compared to an average interest rate of 4.67% during the three months ended June 30, 2018 and (ii) a $0.2 million increase in the interest expense related to borrowings under the Amended and Restated Revolving Credit Facility and letters of credit outstanding related to higher outstanding indebtedness balance under the Amended and Restated Revolving Credit Facility during the three months ended June 30, 2019.  These were partially offset by a $0.3 million decrease in amortization of debt discount and debt issuance costs.

Provision for Income Taxes

For the three months ended June 30, 2019 and 2018, we recorded a provision for income taxes of $5.2 million and $1.4 million, respectively, which resulted in effective tax rates of 31.3% and 19.2% for the three months ended June 30, 2019 and 2018, respectively. The increase in provision for income taxes of $3.8 million was primarily due to a $9.3 million increase in income before taxes. The increase in the effective tax rate can be primarily attributed to the increases in state taxes, permanent book-to-tax differences for stock-based compensation and lower discrete tax benefits related to net excess tax windfalls from stock option exercises during the three months ended June 30, 2019.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $11.4 million for the three months ended June 30, 2019 increased by 93.2%, or $5.5 million, from net income of $5.9 million for the comparable period in 2018. The key drivers of the increase were scheduling differences which increased revenues, partially offset by increased operating expenses, interest expense and income tax expense described above.

Adjusted EBITDA of $41.2 million for the three months ended June 30, 2019 decreased $7.7 million, or 15.7%, from $48.9 million for the comparable period in 2018. The decrease in Adjusted EBITDA of $7.7 million, or 15.7%, was mainly driven by the combined effect of a decrease in organic revenues, incremental investments in the events that took place in the quarter and in marketing costs incurred for future events.

Adjusted Net Income for the three months ended June 30, 2019 of $22.7 million decreased $11.0 million, or 32.6%, from $33.7 million for the comparable period in 2018. Adjusted Net Income for the three months ended June 30, 2018 benefitted from a $19.7 million add-back for several show scheduling adjustments, which was partially offset by the increase in net income described above of $5.5 million, higher amortization for acquired intangible assets of $1.7 million and a decrease of $1.4 million for income tax adjustments to net income primarily due to lower total add-backs in the three months ended June 30, 2019.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.”

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$240.4	$220.6	$19.8	9.0%
Cost of revenues(1)	78.2	65.8	12.4	18.8%
Selling, general and administrative expenses(2)	68.2	60.3	7.9	13.1%
Depreciation and amortization expense	26.4	22.8	3.6	15.8%
Operating income	67.6	71.7	(4.1)	(5.7)%
Interest expense	15.8	13.8	2.0	14.5%
Income before income taxes	51.8	57.9	(6.1)	(10.5)%
Provision for income taxes	13.9	13.9	0.0	—
Net income and comprehensive income	$37.9	$44.0	$(6.1)	(13.9)%

Other financial data (unaudited):
Adjusted EBITDA(3)	$100.6	$117.3	$(16.7)	(14.2)%
Adjusted Net Income(4)	$61.6	$78.6	$(17.0)	(21.6)%
Free Cash Flow(5)	$39.1	$51.7	$(12.6)	(24.4)%

(1)	Cost of revenues for the six months ended June 30, 2019 and 2018 included zero and 0.6 million, respectively, in transition and integration costs.
(2)

Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 included $2.2 million and $5.5 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 were stock-based compensation expenses of $4.2 million and $2.6 million, respectively.

(3)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.”

	Six Months Ended June 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$37.9	$44.0
Add:
Interest expense	15.8	13.8
Provision for income taxes	13.9	13.9
Depreciation and amortization expense	26.4	22.8
Stock-based compensation expense(a)	4.2	2.6
Deferred revenue adjustment(b)	0.2	0.2
Other items(c)	2.2	5.5
Scheduling adjustments(d)	—	14.5
Adjusted EBITDA	$100.6	$117.3

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)

Deferred revenue balances in the opening balance sheets of acquired assets and liabilities for BDNY and CPMG reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates.  If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustments of $0.2 million for both periods would not have been required and the revenues for the six months ended June 30, 2019 and 2018 would have been higher by $0.2 million for both periods.

(c)

Other items for the six months ended June 30, 2019 included: (i) $0.6 million in transaction costs in connection with certain acquisition transactions as well as acquisitions that were pursued but not completed in the period, (ii) $1.4 million in non-recurring legal, accounting, consulting fees and other related activities and (iii) $0.2 million in transition costs. Other items for the six months ended June 30, 2018 included: (i) $1.3 million in transaction costs incurred in connection with certain acquisition transactions, (ii) $1.0 million in non-recurring legal, accounting, consulting fees and other related activities and (iii) $3.2 million in transition costs.

(d)	Reflects the EBITDA of events which staged in the third quarter of 2018 and second quarter of 2019.
(4)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.”

	Six Months ended June 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$37.9	$44.0
Add (deduct):
Stock-based compensation expense(a)	4.2	2.6
Deferred revenue adjustment(b)	0.2	0.2
Other items(c)	2.2	5.5
Amortization of deferred financing fees and discount	0.7	1.0
Amortization of acquired intangible assets(d)	25.1	21.7
Scheduling adjustments(e)	—	14.5
Tax adjustments related to non-GAAP adjustments(f)	(8.7)	(10.9)
Adjusted Net Income	$61.6	$78.6

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)	Represents the deferred revenue charge as described in footnote 3(b) above.
(c)	Represents other items described in footnote 3(c) above.

(d)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets the value of which is amortized over time.  These acquired intangible assets are amortized over periods ranging from seven to ten years.

(e)	Represents scheduling adjustments described in footnote 3(d) above.
(f)	Reflects the application of U.S. federal and state effective tax rate of 26.8% and 24.0% for the six months ended June 30, 2019 and 2018, respectively.
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

	Six Months Ended June 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$40.0	$54.4
Less:
Capital expenditures	0.9	2.7
Free Cash Flow	$39.1	$51.7

Revenues

Revenues of $240.4 million for the six months ended June 30, 2019 increased $19.8 million, or 9.0%, from $220.6 million for the comparable period in the prior year. The increase in revenues reflected $19.2 million in increases related to show timing differences, a $7.4 million revenue contribution from the 2018 Acquisitions and $2.4 million increase in revenue attributable to new shows launched during 2019, most notably, C-StorePoint, a hosted buyer event from CPMG. The underlying performance reflected growth in several of the year’s shows, including the Kitchen & Bath Industry Show (“KBIS”), Sports Licensing & Tailgate Show, National Pavement Expo, The Original Miami Beach Antique Show, the International Pizza Expo and HD Expo, offset by declines, as expected, for NY NOW Winter, National Stationery Show, Outdoor Retailer Snow Show, Wedding & Portrait Photography International, IRCE and GlobalShop. In addition, double digit percentage revenue declines for the International Contemporary Furniture Fair and declines in revenue for our Other Marketing Services drove a decrease in organic revenues. After adjusting organic revenues for the show timing differences and revenues from the 2018 Acquisitions discussed above, organic revenues for the six months ended June 30, 2019 declined $6.8 million, or 2.8%, from the comparable period in the prior year.

Cost of Revenues

Cost of revenues of $78.2 million for the six months ended June 30, 2019 increased $12.4 million, or 18.8%, from $65.8 million for the comparable period in the prior year. This increase includes $4.6 million of increased costs associated with show timing differences, $3.2 million of incremental costs attributable to the 2018 Acquisitions and $1.4 million increases related to new show launches in 2019. Organic cost growth was also a contributing factor, which, net of the costs associated with show timing differences, the 2018 Acquisitions and $0.6 million of nonrecurring transition and integration costs recognized in costs of revenue, increased costs by $4.6 million, or 7.0%, from the comparable period in the prior year, primarily related to increased costs from growth in certain shows, most notably KBIS, as well as additional investments in our shows, most notably NY NOW Winter.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $68.2 million for the six months ended June 30, 2019 increased $7.9 million, or 13.1%, from $60.3 million for the comparable period in the prior year. Selling, general and administrative expenses for the six months ended June 30, 2019 included incremental costs of $5.1 million related to costs associated with the Company’s 2018 Acquisitions, $1.6 million in increases for stock-based compensation, $0.7 million increases in costs attributable to show scheduling differences and $3.8 million, or 7.3%, for increases in other costs incurred in connection with the Company’s organic business partially offset by a reduction of $3.3 million in non-recurring costs associated with transaction and transition activities.

Depreciation and Amortization Expense

Depreciation and amortization expense of $26.4 million for the six months ended June 30, 2019 increased $3.6 million, or 15.5%, from $22.8 million for the comparable period in the prior year. The increase was primarily associated with additional intangible assets acquired in the 2018 Acquisitions and additional intangible asset amortization on the trade name intangible assets for which we changed the estimated useful life in the fourth quarter of 2018.

Interest Expense

Interest expense of $15.8 million for the six months ended June 30, 2019 increased $2.0 million, or 14.5%, from $13.8 million for the comparable period in the prior year. The increase was primarily attributable to (i) a $1.4 million increase in interest expense on the Amended and Restated Term Loan Facility primarily resulting from the increase in the average interest rate of 5.24% for the six months ended June 30, 2019 compared to an average interest rate of 4.55% during the six months ended June 30, 2018 and (ii) a $0.6 million increase in the interest expense related to borrowings under the Amended and Restated Revolving Credit Facility and letters of credit outstanding related to higher outstanding indebtedness balance under the Amended and Restated Revolving Credit Facility during the six months ended June 30, 2019.

Provision for income taxes

For the six months ended June 30, 2019 and 2018, we recorded a provision for income taxes of $13.9 million for both periods, which resulted in an effective tax rate of 26.8% and 24.0% for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate can be primarily attributed to the increase in permanent book-to-tax differences for stock-based compensation and lower discrete tax benefits related to net excess tax windfalls from stock option exercises during the six months ended June 30, 2019, partly offset by lower income before taxes.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $37.9 million for the six months ended June 30, 2019 decreased $6.1 million, or 13.9%, from $44.0 million for the comparable period in the prior year. The decrease was primarily attributable to a decrease in operating income driven by higher operating expenses and increased interest expenses on our outstanding borrowings described above.

Adjusted EBITDA of $100.6 million for the six months ended June 30, 2019 decreased by $16.7 million, or 14.2%, from $117.3 million for the comparable period in the prior year. The decrease in Adjusted EBITDA for the six months ended June 30, 2019 is primarily attributable to the impact of an add-back of $14.5 million for show scheduling adjustments and the $6.1 million decrease in net income described above, partially offset by the increase in the depreciation and amortization expense add-back of $3.6 million from the comparable period in the prior year associated with higher gross depreciable intangible assets balances in the current period and $0.3 million in increases for other add-backs during the six months ended June 30, 2019.

Adjusted Net Income for the six months ended June 30, 2019 of $61.9 million decreased $17.0 million, or 21.7%, from $78.6 million for the comparable period in the prior year. The decrease was primarily attributable to the benefit to the six months ended June 30, 2018 of $14.5 million for the show scheduling adjustments described above and the $6.1 million decrease for net income described above offset by increases in add-backs of $3.4 million for amortization of acquired intangible assets as described above and $0.2 million in increases for other add-backs during the six months ended June 30, 2019.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.”

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

As of June 30, 2019, we had $533.7 million of borrowings outstanding under the Amended and Restated Term Loan Facility and $5.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility, with an additional $144.1 million available to borrow (after giving effect to $5.0 million in outstanding borrowings and $0.9 million in letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

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

As of June 30, 2019, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Share Repurchases

Our board of directors approved a $20.0 million share repurchase program in the fourth quarter of 2018. We settled the repurchase of 38,091 and 43,437 shares of our common stock for $0.5 million and $0.6 million during the three and six months ended June 30, 2019, respectively, and 1,627,248 shares of our common stock for $19.4 million during the year ended December 31, 2018. As of June 30, 2019, there were no material remaining amounts available to repurchase shares pursuant to the share repurchase program publicly announced in the fourth quarter of 2018.

Our board of directors authorized and approved a new $30.0 million share repurchase program, which will become effective no sooner than our next open trading window on or after August 5, 2019, pursuant to which we may, from time to time, purchase shares of our common stock for an aggregate repurchase price not to exceed $30.0 million through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through and including July 31, 2020, subject to early termination or extension by our board of directors. The new share repurchase program does not obligate us to purchase any shares and may be suspended or discontinued at any time without notice. We anticipate funding any share repurchases from our cash on hand and permitted borrowings under our credit facilities. The timing and amount of any shares repurchased under the new share repurchase program will depend on a variety of factors, including available liquidity, general market and economic conditions, regulatory requirements, capital structure optimization, valuation metrics and other factors.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017. On July 30, 2019 our board of directors approved the payment of a cash dividend of $0.0750 per share for the quarter ending September 30, 2019 to holders of our common stock. The dividend amount is expected to be paid on or about August 27, 2019 to stockholders of record on August 13, 2019. The payment of dividends in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant. Based on the 71,981,549 shares of common stock outstanding as of July 29, 2019, this dividend policy implies a quarterly cash requirement of approximately $5.4 million (or an annual cash requirement of approximately $21.6 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30
	2019	2018
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$40.0	$54.4
Net cash used in investing activities	$(0.9)	$(2.7)
Net cash used in financing activities	$(47.2)	$(28.1)

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

Net cash provided by operating activities for the six months ended June 30, 2019 decreased $14.4 million, or 26.5%, to $40.0 million from $54.4 million during the comparable period in the prior year. Cash provided by operating activities reflects an increase in the use of cash for working capital of $17.4 million and a $6.1 million decrease in our net income, partly offset by a $9.1 million increase in noncash adjustments primarily attributable to increases in deferred income taxes of $3.9 million, depreciation and amortization of $3.6 million and stock-based compensation of $1.6 million. Net income plus noncash items provided operating cash flows of $73.6 million and $70.6 million for the six months ended June 30, 2019 and 2018, respectively. Cash used for operating activities reflects the use of $33.6 million and $16.2 million for working capital in the six months ended June 30, 2019 and 2018, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the six months ended June 30, 2019 decreased $1.8 million or 66.7%, to $0.9 million from $2.7 million in the comparable period in the prior year. The decrease was due to lower investments in information technology and capital expenditures as compared to the prior year period. We did not complete any acquisitions during the periods presented.

Financing Activities

Financing activities primarily consist of cash dividend payments, proceeds from the issuance of common stock associated with stock option exercises and borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the six months ended June 30, 2019 was $47.2 million, primarily comprised of a $35.0 million voluntary repayment of outstanding borrowings under the Amended and Restated Term Revolving Credit Facility, $10.6 million in quarterly dividend payments, $2.8 million in scheduled quarterly principal payments on the Amended and Restated Term Loan Facility, a $1.0 million deferred payment for the acquisition of a business and $0.6 million in share repurchases associated with our publicly announced share repurchase program.  These uses of cash were partly offset by $2.8 million in proceeds from the issuance of common stock associated with stock option exercises.

Free Cash Flow

Free Cash Flow of $39.1 million for the six months ended June 30, 2019 decreased $12.6 million, or 24.4%, from $51.7 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018.”

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

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. A prolonged or significant decline in our stock price or market capitalization could be an indicator of goodwill impairment and constitute a triggering event that would require an interim assessment for potential goodwill impairment. Trading prices for our common stock have declined over the past quarter. While we determined that it was not necessary to conduct an impairment test as of the end of the second quarter of 2019, there can be no assurance that we will not be required to make such an assessment in future periods. If the trading price of our common stock decreases further we may be required to recognize a non-cash charge relating to impairment of our goodwill, and any such charge may be material in the period in which it is recognized.

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

Our accounting policies are more fully described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies in the notes to our audited consolidated financial statements included in the Annual Report. Management has discussed the selection of these critical accounting policies and estimates with members of our board of directors. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report, except with respect to our leases as described in Note 2, Recently Adopted Accounting Pronouncements, and Note 8, Leases, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of June 30, 2019, we had $560.1 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of June 30, 2019.

Inflation rates may impact the financial statements and operating results in several areas. Inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments. Operating expenses, including payroll, are impacted to a certain degree by the inflation rate. We do not believe that inflation has had a material effect on our results of operations for the periods presented.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2019.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

+10.1

Emerald Expositions Events, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 2, 2019).

+10.2

Employment Agreement, dated May 12, 2019, by and between Emerald Expositions, LLC, Sally Shankland, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

+10.3

Form of Restricted Stock Unit Award Agreement, by and between Emerald Expositions Events, Inc. and Sally Shankland (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

+10.4

Form of Stock Option Agreement, by and between Emerald Expositions Events, Inc. and Sally Shankland (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

+10.5

Form of Performance Based Share Award Agreement, by and between Emerald Expositions Events, Inc. and Sally Shankland (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

+10.6

Employment Agreement, dated May 22, 2019, by and between Emerald Expositions, LLC, Brian Field, and solely for the purposes of Sections 2.3 and 8.1 therein, Emerald Expositions Events, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

+10.7

Form of Restricted Stock Unit Award Agreement, by and between Emerald Expositions Events, Inc. and Brian Field (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

+10.8

Form of Stock Option Agreement, by and between Emerald Expositions Events, Inc. and Brian Field (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

+10.9

Form of Performance Based Share Award Agreement, by and between Emerald Expositions Events, Inc. and Brian Field (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

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

EMERALD EXPOSITIONS EVENTS, INC.

Date: August 1, 2019	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)