Form 10-Q
period 2019-09-30
Emerald Expositions Events, Inc.
filed 2019-11-05
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of October 31, 2019, there were 71,417,658 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Expositions Events, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$13.6	$20.5
Trade and other receivables, net of allowance for doubtful accounts of $1.3 million and $0.9 million as of September 30, 2019 and December 31, 2018, respectively	76.3	62.7
Prepaid expenses	12.7	19.8
Total current assets	102.6	103.0
Noncurrent assets
Property and equipment, net	3.8	3.7
Goodwill	1,027.2	1,036.5
Intangible assets, net	380.7	435.3
Right-of-use lease assets	18.7	—
Other noncurrent assets	1.3	1.5
Total assets	$1,534.3	$1,580.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$40.2	$30.5
Deferred revenues	149.0	192.4
Revolving credit facility	6.0	40.0
Right-of-use lease liabilities, current portion	3.9	—
Term loan, current portion	5.7	5.7
Total current liabilities	204.8	268.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	520.8	524.2
Deferred tax liabilities, net	75.3	75.4
Right-of-use lease liabilities	16.2	—
Other noncurrent liabilities	2.3	3.5
Total liabilities	819.4	871.7
Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares: 80,000 at September 30, 2019 and December 31, 2018: no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; authorized shares: 800,000 at September 30, 2019 and December 31, 2018; issued and outstanding shares: 71,585 and 71,591 at September 30, 2019 and December 31, 2018, respectively	0.7	0.7
Additional paid-in capital	698.4	689.7
Retained earnings	15.8	17.9
Total shareholders’ equity	714.9	708.3
Total liabilities and shareholders’ equity	$1,534.3	$1,580.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

(dollars in millions, share data in thousands except earnings per share)	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues	$75.6	$103.1	$316.0	$323.7
Other income	6.1	—	6.1	—
Cost of revenues	24.6	25.9	102.8	91.7
Selling, general and administrative expense	33.7	29.7	101.9	90.0
Depreciation and amortization expense	12.9	11.4	39.3	34.2
Goodwill and intangible asset impairment charges	26.3	—	26.3	—
Operating (loss) income	(15.8)	36.1	51.8	107.8
Interest expense	7.5	7.3	23.3	21.1
(Loss) income before income taxes	(23.3)	28.8	28.5	86.7
(Benefit from) provision for income taxes	(3.6)	7.9	10.3	21.8
Net (loss) income and comprehensive (loss) income	$(19.7)	$20.9	$18.2	$64.9
Basic (loss) earnings per share	$(0.27)	$0.29	$0.25	$0.89
Diluted (loss) earnings per share	$(0.27)	$0.28	$0.25	$0.86
Basic weighted average common shares outstanding	71,796	73,063	71,843	72,893
Diluted weighted average common shares outstanding	71,796	75,398	72,752	75,688

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Three Months Ended September 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at June 30, 2019	—	$—	71,944	$0.7	$696.7	$44.6	$742.0
Stock-based compensation	—	—	38	—	1.7	—	1.7
Dividends on common stock	—	—	—	—	—	(5.4)	(5.4)
Issuance of common stock under equity plans	—	—	8	—	0.1	—	0.1
Repurchase of common stock	—	—	(405)	—	(0.1)	(3.7)	(3.8)
Net loss and comprehensive loss	—	—	—	—	—	(19.7)	(19.7)
Balances at September 30, 2019	—	$—	71,585	$0.7	$698.4	$15.8	$714.9

	Nine Months Ended September 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	76	—	5.9	—	5.9
Dividends on common stock	—	—	—	—	—	(16.0)	(16.0)
Issuance of common stock under equity plans	—	—	366	—	2.9	—	2.9
Repurchase of common stock	—	—	(448)	—	(0.1)	(4.3)	(4.4)
Net income and comprehensive income	—	—	—	—	—	18.2	18.2
Balances at September 30, 2019	—	$—	71,585	$0.7	$698.4	$15.8	$714.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)—Continued

	Three Months Ended September 30, 2018
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at June 30, 2018	—	$—	73,044	$0.7	$684.8	$117.0	$802.5
Stock-based compensation	—	—	—	—	1.9	—	1.9
Dividends on common stock	—	—	—	—	—	(5.3)	(5.3)
Issuance of common stock for stock option exercises	—	—	45	—	0.2	—	0.2
Net income and comprehensive income	—	—	—	—	—	20.9	20.9
Balances at September 30, 2018	—	$—	73,089	$0.7	$686.9	$132.6	$820.2

	Nine Months Ended September 30, 2018
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2017	—	$—	72,604	$0.7	$677.1	$83.4	$761.2
Stock-based compensation	—	—	13	—	4.5	—	4.5
Dividends on common stock	—	—	—	—	—	(15.7)	(15.7)
Issuance of common stock for stock option exercises	—	—	472	—	5.3	—	5.3
Net income and comprehensive income	—	—	—	—	—	64.9	64.9
Balances at September 30, 2018	—	$—	73,089	$0.7	$686.9	$132.6	$820.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating activities
Net income	$18.2	$64.9
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6.1	4.5
Provision for doubtful accounts	0.5	0.3
Depreciation and amortization	39.3	34.2
Goodwill and intangible asset impairment charges	26.3	—
Amortization of deferred financing fees and debt discount	1.0	1.3
Unrealized gain on interest rate swap and floor	—	(0.7)
Deferred income taxes	(0.1)	5.2
Remeasurement of contingent consideration	—	0.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(14.1)	(23.6)
Prepaid expenses	7.1	8.1
Other noncurrent assets	0.1	—
Accounts payable and other current liabilities	10.4	7.2
Income tax payable	0.5	2.9
Deferred revenues	(43.4)	(34.3)
Other noncurrent liabilities	(0.3)	(2.0)
Net cash provided by operating activities	51.6	68.5
Investing activities
Acquisition of businesses	—	(27.8)
Purchases of property and equipment	(0.9)	(0.6)
Purchases of intangible assets	(0.9)	(2.6)
Net cash used in investing activities	(1.8)	(31.0)
Financing activities
Payment of deferred consideration for acquisition of businesses	(1.0)	—
Proceeds from borrowings on revolving credit facility	6.0	—
Repayment of revolving credit facility	(40.0)	—
Repayment of principal on term loan	(4.2)	(24.2)
Cash dividends paid	(16.0)	(15.7)
Repurchase of common stock	(4.4)	—
Proceeds from issuance of common stock under equity plans	2.9	5.3
Net cash used in financing activities	(56.7)	(34.6)
Net (decrease) increase in cash and cash equivalents	(6.9)	2.9
Cash and cash equivalents
Beginning of period	20.5	10.9
End of period	$13.6	$13.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of Emerald Expositions Events, Inc. (the “Company”) and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for Interim Reporting. All intercompany transactions, accounts and profits, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all recurring adjustments considered necessary for a fair presentation have been included.

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

The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. The Company adopted ASC 842 on January 1, 2019 and elected to use the modified retrospective transition method prescribed under ASC 842 to not restate comparative periods in transition and use the effective date of ASC 842 as the date of initial adoption. Additionally, the Company applied the available practical expedient of keeping leases with an initial term of twelve months or less off of the balance sheet. As a result of the adoption of ASC 842, the Company recorded right-of-use lease assets of $19.7 million and right-of-use lease liabilities of $21.1 million including the reclassification of approximately $1.4 million of unamortized lease incentives and deferred rent liabilities into the right-of-use lease asset balance. The adoption of ASC 842 did not have a material impact on the Company’s condensed consolidated statements of (loss) income and comprehensive (loss) income and condensed consolidated statements of cash flows. Additional information and disclosures required by this new standard are contained in Note 8, Leases.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies how an entity accounts for credit losses for most financial assets and certain other instruments and requires entities to estimate expected credit losses for trade receivables. ASU 2016-13 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Revenues and Other Income

The Company’s primary source of revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue upon completion of each trade show. Trade show and conference events revenues represented approximately 84% and 83% of total revenues for the three and nine months ended September 30, 2019, respectively. Trade show and conference events revenues represented approximately 91% and 86% of total revenues for the three and nine months ended September 30, 2018, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Current deferred revenues were $149.0 million and $158.2 million as of September 30, 2019 and 2018, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of September 30, 2019 and 2018 were $0.2 million and $0.7 million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $149.2 million and $158.9 million, as of September 30, 2019 and 2018, respectively. During the three and nine months ended September 30, 2019, the Company recognized revenues of $71.4 million and $276.6 million, respectively, from amounts included in deferred revenue during the respective period. During the three and nine months ended September 30, 2018, the Company recognized revenues of $90.2 million and $280.2 million, respectively, from amounts included in deferred revenue during the respective period.

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services derived from the Company’s trade shows and other events.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table represents revenues disaggregated by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2019	2018	2019	2018
Trade shows	$63.6	$94.2	$262.2	$278.3
Other events	4.6	2.3	32.1	26.7
Other marketing services	7.4	6.6	21.7	18.7
Total revenues	$75.6	$103.1	$316.0	$323.7

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

The Company incurs sales commission costs in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and events and with sales of advertising for industry publications. The Company’s contracts with customers are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the condensed consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expenses.

Other Income

During the third quarter of 2019, as a result of Hurricane Dorian, the Company’s Surf Expo and Imprinted Sportswear Show - Orlando (“ISS Orlando”) were cancelled.  The Company carries cancellation insurance to mitigate losses caused by natural disasters and received confirmation from its insurance carrier that a settlement of approximately $6.1 million will be paid to offset the lost revenues of the affected trade shows.  Management concluded that the receipt of insurance proceeds was realizable as of September 30, 2019. As a result, during the three and nine months ended September 30, 2019, the Company recorded Other Income of $6.1 million to recognize the amount to be recovered from the insurance company in the condensed consolidated statements of (loss) income and comprehensive (loss) income.

4.	Business Acquisitions

The Company acquired the assets and assumed the liabilities of two companies during 2018 (collectively, the “2018 Acquisitions”). Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

Boutique Design New York (“BDNY”)

On October 15, 2018, the Company acquired certain assets and assumed certain liabilities associated with BDNY and associated trade shows and related assets from ST Media Group International, Inc. and Hospitality Media Group, LLC, for a total purchase price of $45.1 million, which included a negative working capital adjustment of approximately $8.7 million and non-cash deferred payments of $1.8 million. As of September 30, 2019, $0.6 million of the deferred payment was included in accounts payable and other current liabilities in the condensed consolidated balance sheet and $0.2 million of the deferred payment was included in other noncurrent liabilities in the condensed consolidated balance sheet. As of December 31, 2018, $1.0 million of the deferred payment was included in accounts payable and other current liabilities and $0.8 million was included in other noncurrent liabilities in the condensed consolidated balance sheet. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

Emerald Expositions Events, Inc.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
(in millions)	(Unaudited)
Pro-forma revenues	$105.8	$335.6
Pro-forma net income	$20.5	$64.0

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Goodwill and Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

(in millions)
Balance at December 31, 2018	$1,036.5
Impairment charges	(9.3)
Balance at September 30, 2019	$1,027.2

Goodwill Impairment

The Company tests goodwill for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the third quarter of 2019, the Company revised its forecast for future performance and issued revised guidance to the investment community causing a prolonged decline in the Company’s stock price resulting in the market capitalization of the Company falling below the carrying value of its single reporting unit. Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill using income and market approaches with assumptions that are considered level 3 inputs and concluded that the Company’s carrying value of goodwill exceeded the Company’s fair value, resulting in a goodwill impairment charge of $9.3 million during the three and nine months ended September 30, 2019. The goodwill impairment charge is reported in goodwill and intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income. There were no goodwill impairment charges recognized during the three and nine months ended September 30, 2018.

Determining the fair value of a reporting unit requires the application of judgment and may involve the use of significant estimates and assumptions including, projections of future cash flows, revenue growth rates, weighted average cost of capital, forecasting future sales and expenses, selecting appropriate discount rates and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause fair value to be less than the carrying amounts and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting unit with the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	December 31, 2018	Additions	Impairments	Transfers	September 30, 2019
Indefinite-lived intangible assets
Trade names	$117.6	$—	$(4.9)	$—	$112.7
Amortizable intangibles
Customer-related intangibles	399.2	0.1	(11.3)	—	388.0
Trade names	106.6	—	(3.5)	—	103.1
Computer software	9.9	0.2	—	0.5	10.6
	633.3	0.3	(19.7)	0.5	614.4
Accumulated amortization
Customer-related intangibles	(190.9)	(33.0)	2.6	—	(221.3)
Trade names	(1.0)	(4.5)	0.1	—	(5.4)
Computer software	(6.6)	(1.0)	—	—	(7.6)
	(198.5)	(38.5)	2.7	—	(234.3)
Capitalized software in progress	0.5	0.6	—	(0.5)	0.6
Total intangible assets, net	$435.3	$(37.6)	$(17.0)	$—	$380.7

Amortization expense for the three and nine months ended September 30, 2019 was $12.7 million and $38.5 million, respectively. Amortization expense for the three and nine months ended September 30, 2018 was $11.2 million and $33.5 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

The Company tests indefinite-lived intangible assets for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the third quarter of 2019, the Company revised its forecast for the future performance of several trade show brands as the Company’s revenue expectations and pacing reflected a decline compared to the 2019 forecast due to the underperformance of these brands and an expected decrease in EBITDA driven by planned investments in technology and the execution of events. Management determined this to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible assets exceeded their fair value. The Company performed a quantitative analysis using “a relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded that certain of its indefinite-lived trade names had a fair value below the carrying value. As a result, the Company recognized an impairment charge of $4.9 million during the three and nine months ended September 30, 2019. The decline in fair value in certain indefinite-lived intangible assets compared to the carrying value is the result in changes in forecasted revenues and expenses. The impairment charge is reported in goodwill and intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income. There were no indefinite-lived intangible asset impairment charges recognized during the three and nine months ended September 30, 2018.

The fair values of the Company’s indefinite-lived trade names are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rate is estimated using market evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. This fair value of the trade name is then compared to the carrying value of each trade name.  If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, planned use of assets to support revenue growth, weighted average cost of capital, tax rate and royalty rates. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. The Company performs its indefinite-lived intangible assets impairment test at the asset group level and has determined it has multiple asset groups that are typically at the trade show brand level.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Impairment of Long-Lived Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

During the third quarter of 2019, the Company became aware of changes in circumstances, including the revised forecast for future performance of several trade show brands including its revised forecast for the future performance of several trade show brands as the Company’s revenue expectations and pacing reflected a decline compared to the 2019 forecast due to the underperformance of these brands and an expected decrease in EBITDA driven by planned investments in technology and the execution of events, which indicated the carrying value of certain trade names and customer relationships that may not be recoverable. The Company evaluated the recoverability of the related intangible assets using level 3 inputs to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the customer-related intangible assets and definite-lived trade names were impaired which resulted in an impairment charge. As a result, the Company recognized an impairment charge based on a measurement of fair value of those assets using an income approach of $12.1 million during the three and nine months ended September 30, 2019. The long-lived assets impaired during the three and nine months ended had a remaining fair value of $2.2 million as of September 30, 2019. The long-lived asset impairment charge is reported in goodwill and intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income. There were no long-lived intangible asset impairment charges recognized during the three and nine months ended September 30, 2018.

6.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Furniture, equipment and other	$5.7	$5.5
Leasehold improvements	2.4	2.3
	8.1	7.8
Less: Accumulated depreciation	(4.3)	(4.1)
Property and equipment, net	$3.8	$3.7

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2019 was $0.2 million and $0.8 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended September 30, 2018 was $0.2 million and $0.7 million, respectively. Losses on disposals were not material for the three and nine months ended September 30, 2019 and 2018.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Long-Term Debt

Long-term debt is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2019	December 31, 2018
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.86% and 5.27% as of September 30, 2019 and December 31, 2018, respectively) and due 2024, net(a)	$526.5	$529.9
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$520.8	$524.2

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of September 30, 2019 was recorded net of unamortized discount of $3.2 million and net of unamortized deferred financing fees of $2.6 million.  The Amended and Restated Term Loan Facility as of December 31, 2018 was recorded net of unamortized discount of $3.0 million and net of unamortized deferred financing fees of $3.6 million. The fair market value of the Company’s total debt under the Amended and Restated Term Loan Facility was $519.0 million as of September 30, 2019.

Amended and Restated Revolving Credit Facility

Emerald Expositions Holding, Inc. (“EEH”) had $6.0 million and $40.0 million in borrowings outstanding under its Amended and Restated Revolving Credit Facility as of September 30, 2019 and December 31, 2018, respectively.  During the nine months ended September 30, 2019, EEH repaid $40.0 million under the Amended and Restated Revolving Credit Facility. There were $6.0 million in borrowings by EEH under the Amended and Restated Revolving Credit Facility during the nine months ended September 30, 2019. EEH had $1.0 million and $0.9 million in stand-by letters of credit under the Amended and Restated Revolving Credit Facility as of September 30, 2019 and December 31, 2018, respectively.

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2019	2018	2019	2018
Senior secured term loan	$6.8	$6.8	$21.0	$19.6
Non-cash interest for amortization of debt discount and debt issuance costs	0.4	0.4	1.0	1.3
Realized and unrealized loss on interest rate swap and floor, net	—	—	—	(0.3)
Revolving credit facility commitment fees	0.3	0.1	1.3	0.5
Total interest expense	$7.5	$7.3	$23.3	$21.1

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of September 30, 2019, the Company was not required to test this financial covenant and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.	Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company's leases consist of operating leases for office space and certain equipment through operating leases. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company's leases have a remaining contractual term of 9 months to 8 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of September 30, 2019. The Company’s weighted-average remaining lease term was 6.4 years as of September 30, 2019.

Short-term operating leases with a contractual term of 12 months or less are not recorded on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the condensed consolidated statements of (loss) income and comprehensive (loss) income and are considered rent expense. Short-term operating lease costs were not material for the three and nine months ended September 30, 2019. Leases with a duration of less than one month are not included in rent expense. Rent expense is recognized on a straight-line basis over the lease term. Rent expense was $1.1 million and $3.3 million for the three and nine months ended September 30, 2019, respectively. Rent expense was $0.9 million and $2.9 million for the three and nine months ended September 30, 2018, respectively. The Company reported $0.3 million and $0.9 million in rent expense on the condensed consolidated statements of (loss) income and comprehensive (loss) income as cost of revenues and $0.8 million and $2.4 million in rent expense on the condensed consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense for the three and nine months ended September 30, 2019, respectively.

Certain of the Company's lease agreements include variable lease payments. Variable lease costs were $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of September 30, 2019 were as follows:

(in millions)	September 30, 2019
Remaining three months of 2019	$1.0
2020	4.3
2021	3.8
2022	3.3
2023	3.2
Thereafter	8.2
Minimum lease payments	$23.8
Less: Imputed interest	(3.7)
Present value of minimum lease payments	$20.1

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2018, minimum lease payments under operating leases by period were as follows:

(in millions)	December 31, 2018
2019	$3.9
2020	4.0
2021	3.4
2022	3.0
2023	3.0
Thereafter	7.9
Total	$25.2

Supplemental cash flow and other information related to leases was as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in millions)	2019	2019
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the condensed consolidated statements of cash flows	$1.0	$3.3
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$0.8	$1.5

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.17%.

9.	Fair Value Measurements

As of September 30, 2019, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$13.6	$13.6	$—	$—
Total assets at fair value	$13.6	$13.6	$—	$—

As of December 31, 2018, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20.5	$20.5	$—	$—
Total assets at fair value	$20.5	$20.5	$—	$—

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	Shareholders’ Equity and Stock-Based Compensation

Dividends

Dividend activity for the first, second and third quarters of 2019 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019	Three Months Ended September 30, 2019
Dividend declared on	February 5, 2019	April 30, 2019	July 30,2019
Shareholders of record on	February 19, 2019	May 14, 2019	August 13, 2019
Dividend paid on	March 05, 2019	May 28, 2019	August 27, 2019
Dividend per share	$0.0725	$0.0750	$0.0750
Cash dividend paid	$5.2	$5.4	$5.4

Dividend activity for the first, second and third quarters of 2018 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2018	Three Months Ended June 30, 2018	Three Months Ended September 30, 2018
Dividend declared on	January 26, 2018	May 1, 2018	July 31, 2018
Shareholders of record on	February 9, 2018	May 15, 2018	August 4, 2018
Dividend paid on	February 23, 2018	May 29, 2018	August 28, 2018
Dividend per share	$0.0700	$0.0725	$0.0725
Cash dividend paid	$5.1	$5.3	$5.3

Share Repurchases

November 2018 Share Repurchase Program

In November 2018, the Company’s Board of Directors (the “Board”) authorized a $20.0 million share repurchase program. Under the terms of the November 2018 Share Repurchase Program, the Company has the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through December 31, 2019. The November 2018 Share Repurchase Program did not require the Company to acquire any specific number of shares. Pursuant to the November 2018 Share Repurchase Program, the Company did not settle the repurchase of any shares during the three months ended September 30, 2019 and 43,437 shares for $0.6 million during the nine months ended September 30, 2019, bringing the aggregate total of common stock repurchased in connection with the November 2018 Share Repurchase Program to 1,670,685 shares for aggregate consideration of $20.0 million. During the three and nine months ended September 30, 2018 there were no shares repurchased. There were no remaining amounts available for share repurchases as of September 30, 2019 in connection with the November 2018 Share Repurchase Program.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

July 2019 Share Repurchase Program

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program.  Under the terms of the July 2019 Share Repurchase Program, the Company has the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through July 31, 2020, subject to early termination or extension by the Board. The July 2019 Share Repurchase Program does not obligate the Company to purchase any specific number of shares. The Company settled the repurchase of 405,154 shares for $3.8 million during the three and nine months ended September 30, 2019 related to the July 2019 Share Repurchase Program. There was $26.2 million remaining available for share repurchases under the program as of September 30, 2019.

Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.1 million for the three and nine months ended September 30, 2018, respectively.

Emerald Expositions Events, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Company’s Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP.

The ESPP expense recognized by the Company was not material for the three and nine months ended September 30, 2019 and was zero for the three and nine months ended September 30, 2018.  The Company’s initial ESPP offering period began in February 2019 and ended in August 2019.  The Company issued 8,426 shares to employees in August 2019 at the end of the initial ESPP offering period. The Company’s second ESPP offering period began in August 2019 and will end in February 2020.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.8 million and $2.7 million for the three and nine months ended September 30, 2019, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $0.8 million and $2.3 million for the three and nine months ended September 30, 2018, respectively.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock option activity for the nine months ended September 30, 2019, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
(option data in thousands, except per option data)			(years)	(millions)
Outstanding at December 31, 2018	7,085	$12.62
Granted	988	12.29
Exercised	(358)	8.00
Forfeited	(257)	15.53
Outstanding at September 30, 2019	7,458	$12.70	4.6	$3.8
Exercisable at September 30, 2019	5,306	$11.42	2.9	$3.8

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on September 30, 2019, for those options for which the market price was in excess of the exercise price.

There was a total of $4.5 million unrecognized stock-based compensation expense at September 30, 2019 related to unvested stock options expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2019 was $1.1 million and $3.4 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2018 was $1.1 million and $2.2 million, respectively. There was a total of $6.3 million of unrecognized stock-based compensation expense at September 30, 2019 related to unvested RSUs expected to be recognized over a weighted-average period of 2.9 years.

RSU activity for the nine months ended September 30, 2019 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2018	403	$20.91
Granted	507	12.30
Forfeited	(99)	18.48
Vested	(114)	21.12
Unvested balance, September 30, 2019	697	$14.94

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Market-based Share Awards

In June 2019, the Company granted performance-based market condition share awards to two senior executives under the Emerald Expositions Events, Inc. 2017 Omnibus Equity Plan, which entitle these employees the right to receive shares of common stock equal to a maximum value cash value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of September 30, 2019, $16.9 million of the performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.06 per share, which would result in an estimated 190,000 shares of common stock to be issued upon vesting. Each of the estimated 190,000 shares of common stock has a weighted-average grant date fair value of $25.13 per share. The performance-based market condition share awards consist of four tranches with four separate specified award values that become payable upon achievement of the specified closing share price targets, which range from $18.00 per share to $24.00 per share. If the applicable targeted closing share price is attained over sixty days during a ninety-day trading period, that tranche of the award vests and the employees holding the awards receive shares of common stock equal to the specified award values (calculated based on the closing price per share on the trading day on which the relevant vesting condition was satisfied). In connection with the vesting, if any, of each award tranche, the Company expects to issue new shares of common stock to settle the vested awards. The total number of shares that will be awarded upon vesting will depend on the closing price per share on the trading day on which the relevant vesting condition is satisfied. These performance-based market condition share awards have a contractual term of ten years.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. As of September 30, 2019, the liability for these awards was $0.3 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the awards was $4.8 million. The fair value of the awards as of September 30, 2019 was $2.9 million. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards granted during the nine months ended September 30, 2019 were as follows:

September 30, 2019
Expected volatility	32.40%
Dividend yield	3.08%
Risk-free interest rate	1.67%
Weighted-average expected term (in years)	3.7

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding stock options were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented, but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2019, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2019	2018	2019	2018
Net (loss) income	$(19.7)	$20.9	$18.2	$64.9
Weighted average common shares outstanding	71,796	73,063	71,843	72,893
Basic (loss) earnings per share	$(0.27)	$0.29	$0.25	$0.89
Net (loss) income	$(19.7)	$20.9	$18.2	$64.9
Diluted effect of stock options	—	2,335	909	2,795
Diluted weighted average common shares outstanding	71,796	75,398	72,752	75,688
Diluted (loss) earnings per share	$(0.27)	$0.28	$0.25	$0.86
Anti-dilutive shares excluded from diluted earnings per share calculation	5,332	952	5,131	952

12.	Income Taxes

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

The Company’s U.S. corporate income federal tax rate was 21% as of September 30, 2019. For the three and nine months ended September 30, 2019, the Company recorded a benefit from income taxes of $3.6 million and provision for income taxes $10.3 million, respectively, which resulted in effective tax rates adjusted for discrete items of 25.9% and 27.2%, respectively. Discrete items for the three and nine months ended September 30, 2019 primarily consisted of goodwill impairment charges. For the three and nine months ended September 30, 2018, the Company recorded provisions for income taxes of $7.9 million and $21.8 million, respectively, which resulted in effective tax rates of 27.4% and 25.1%, respectively. The differences between the statutory and effective tax rates are primarily attributable to the net effects of state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), tax benefits attributable to goodwill impairments, and tax deficiencies realized upon the vesting of certain share-based payment awards.

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.2 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

13.	Commitments and Contingencies

Surf Expo Supplemental Exhibitor Expense Insurance Policy

For the September 2019 edition of Surf Expo, in addition to the event cancellation insurance carried by the Company, the Company purchased a supplemental insurance policy to cover the out-of-pocket expenses that Surf Expo exhibitors might incur due to an event cancellation. The Company is in the process of finalizing a claim under this policy as a result of the Surf Expo cancellation due to Hurricane Dorian. The Company intends to pay all amounts received under this claim directly to Surf Expo exhibitors as a reimbursement for out-of-pocket by the exhibitors, however, the Company has no liability for exhibitor expenses until the insurance company confirms the amount to be paid to the Company. Due to the ongoing claim negotiation, management concluded that the asset from receipt of insurance proceeds and corresponding liability for payment to Surf Expo exhibitors, were not realizable or incurred, respectively, as of September 30, 2019.

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

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	September 30, 2019	December 31, 2018
Other current liabilities	$13.1	$8.2
Accrued event costs	12.7	9.6
Accrued personnel costs	6.5	8.2
Trade payables	6.4	3.4
Income tax payable	1.5	1.0
Accrued interest	—	0.1
Total accounts payable and other current liabilities	$40.2	$30.5

Emerald Expositions Events, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15.	Related Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 65% of the Company’s outstanding common stock as of September 30, 2019. Onex owned a majority equity position in SMG Holdings, Inc. (“SMG”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of SMG, which the Company has contracted with for catering services at certain of the Company’s trade shows and events. The Company made payments of $0.1 million and $0.6 million to SMG during the three and nine months ended September 30, 2019, respectively. The Company made no material payments to SMG during the three and nine months ended September 30, 2018. These expenses are included in cost of revenues in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The Company had no amounts due to SMG as of September 30, 2019 and December 31, 2018.

16.	Subsequent Events

Dividend Declared

On October 31, 2019, the Company’s Board approved, and the Company subsequently declared, the payment of a cash dividend of $0.075 per share for the quarter ending December 31, 2019 to holders of record of the Company’s common stock as of November 14, 2019.

G3 Communications Acquisition

On November 1, 2019, the Company acquired the associated assets and liabilities of G3 Communications for purchase price consideration of approximately $12.8 million plus future contingent payments based on business performance. The Company funded this transaction with cash from operations and a revolver draw of $5.0 million under the Amended and Restated Revolving Credit Facility. The initial accounting and fair value measurements of assets acquired and liabilities assumed necessary to develop the purchase price allocation has not been completed. The Company expects to finalize the valuation and complete the purchase price allocation in the fourth quarter of 2019.

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

Our mission is to be a year-round partner to our customers – both buyers and sellers – nurturing them with valuable events and critical information and insights that make us a platform for their success; to inform, educate and connect our customers, creating meaningful and memorable experiences in vibrant, real-world environments, facilitating sourcing, discovery and community; to consistently deliver more value than we take in, from all of our exchanges; to advocate for the markets we serve to increase their success as well as the success of the businesses and people within them; and to support the communities in which we live and work and to be a preferred employer wherever we operate. We currently operate trade shows within several diverse industry sectors including Gift, Home & General Merchandise; Sports; Design & Construction; Technology; Jewelry; and others including Photography, Food, Healthcare, Industrials and Military.

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

Our effective tax rate for the nine months ended September 30, 2019 was higher than the U.S. federal statutory rate of 21% primarily due to the net effects of state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), tax benefits attributable to goodwill impairments, and tax deficiencies realized upon the vesting of certain share-based payment awards.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income before interest expense (including unrealized loss on interest rate swap and floor, net, for periods prior to the expiration of the interest rate swap and floor, which expired on December 31, 2018), income tax expense, goodwill and intangible asset impairment charges, depreciation and amortization, stock-based compensation, deferred revenue adjustment, and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Management and our Board of Directors (“Board”) use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net (loss) income. For a reconciliation of Adjusted EBITDA to net (loss) income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.”

Adjusted Net Income

Adjusted Net Income is defined as net (loss) income before goodwill and intangible asset impairment charges, stock-based compensation, deferred revenue adjustment, other items that management believes are not part of our core operations, amortization of deferred financing fees and discount, amortization of acquired intangible assets and tax adjustments related to non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net (loss) income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net (loss) income. For a reconciliation of Adjusted Net Income to net (loss) income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 6 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.”

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2019	2018	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$75.6	$103.1	$(27.5)	(26.7)%
Other income	6.1	—	6.1	100.0%
Cost of revenues	24.6	25.9	(1.3)	(5.0)%
Selling, general and administrative expenses(1)	33.7	29.7	4.0	13.5%
Depreciation and amortization expense	12.9	11.4	1.5	13.2%
Goodwill and intangible asset impairment charges(2)	26.3	—	26.3	100.0%
Operating (loss) income	(15.8)	36.1	(51.9)	(143.8)%
Interest expense	7.5	7.3	0.2	2.7%
(Loss) income before income taxes	(23.3)	28.8	(52.1)	(180.9)%
(Benefit from) provision for income taxes	(3.6)	7.9	(11.5)	(145.6%)
Net (loss) income and comprehensive (loss) income	$(19.7)	$20.9	$(40.6)	(194.3)%

Other financial data (unaudited):
Adjusted EBITDA(3)	$28.7	$40.9	$(12.2)	(29.8)%
Adjusted Net Income(4)	$12.6	$24.2	$(11.6)	(47.9)%

(1)

Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 included $3.4 million and $2.2 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 were stock-based compensation expenses of $1.9 million for both periods.

(2)

Represents non-cash impairment charges of $9.3 million, $8.7 million and $8.3 million for goodwill, certain customer-related intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles for impairment during the three months ended September 30, 2019.  See Note 5, Goodwill and Intangible Assets, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to our non-cash goodwill and intangible asset impairment charges.

(3)

In addition to net (loss) income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net (loss) income, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net (loss) income before (i) interest expense (including unrealized loss on interest rate swap and floor, net for periods prior to the expiration of our interest rate swap), (ii) income tax expense, (iii) goodwill and intangible asset impairment charges, (iv) depreciation and amortization, (v) stock-based compensation, (vi) deferred revenue adjustment and (vii) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended September 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net (loss) income	$(19.7)	$20.9
Add (deduct):
Interest expense	7.5	7.3
(Benefit from) provision for income taxes	(3.6)	7.9
Goodwill and intangible asset impairment charges(a)	26.3	—
Depreciation and amortization expense	12.9	11.4
Stock-based compensation expense(b)	1.9	1.9
Other items(c)	3.4	2.2
Scheduling adjustment(d)	—	(10.7)
Adjusted EBITDA	$28.7	$40.9

(a)	Represents the non-cash goodwill and intangible asset charges described in footnote 2 above.
(b)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(c)

Other items for the three months ended September 30, 2019 included: (i) $1.6 million in contract termination costs, (ii) $0.2 million in transaction costs in connection with certain acquisition transactions and (iii) $1.6 million in transition costs. Other items for the three months ended September 30, 2018 included: (i) $1.0 million in transaction costs in connection with certain acquisition transactions as well as acquisitions that were pursued but not completed in the period and (ii) $1.2 million in transition costs.

(d)

Reflects the EBITDA from several event scheduling differences in the third quarter of 2019, most notably Digital Dealer Fall and Fastener both staging in the third quarter of 2019, versus the fourth quarter of 2018, Outdoor Retailer Summer, which staged in the second quarter of 2019, versus the third quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019, versus the third quarter of 2018.

(4)

In addition to net (loss) income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net (loss) income for (i) stock-based compensation, (ii) deferred revenue adjustment, (iii) goodwill and intangible asset impairment charges, (iv) other items that management believes are not part of our core operations, (v) amortization of deferred financing fees and discount, (vi) amortization of acquired intangible assets and (vii) tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business’s performance in a way that also considers our ability to generate profit without the impact of certain items.

For example, we exclude the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of our financial performance. This measure also reflects an adjustment for the difference between cash amounts paid in respect of taxes and the amount of tax recorded in accordance with GAAP. Each of the normal recurring adjustments and other adjustments described in this paragraph help to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are non-cash expenses.

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net (loss) income, cash flows from operating activities or other measures determined in accordance with GAAP. The most directly comparable GAAP measure to Adjusted Net Income is net (loss) income. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended September 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net (loss) income	$(19.7)	$20.9
Add (deduct):
Stock-based compensation expense(a)	1.9	1.9
Goodwill and intangible asset impairment charges(b)	26.3	—
Other items(c)	3.4	2.2
Amortization of deferred financing fees and discount	0.4	0.3
Amortization of intangible assets(d)	12.4	10.9
Scheduling adjustments(e)	—	(10.7)
Tax adjustments related to non-GAAP adjustments(f)	(12.1)	(1.3)
Adjusted Net Income	$12.6	$24.2

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)	Represents the non-cash goodwill and intangible asset charges described in footnote 2 above.
(c)	Represents other items described in footnote 3(c) above.
(d)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets, the value of which are amortized over time. These acquired intangible assets are amortized over periods ranging from seven to thirty years.

(e)	Represents the scheduling adjustment described in footnote 3(d) above.
(f)	Reflects application of U.S. federal and state enterprise tax rate of 27.1% and 27.4% in the three months ended September 30, 2019 and 2018, respectively.

Revenues

Revenues of $75.6 million for the three months ended September 30, 2019 decreased $27.5 million, or 26.7%, from $103.1 million for the comparable period in 2018. The decrease partly reflected a net $13.3 million reduction from several show scheduling differences in the third quarter of 2019, most notably Outdoor Retailer Summer Market, which staged in the second quarter of 2019 versus the third quarter of 2018. In addition, revenues for the quarter were further reduced by $7.1 million as our Surf Expo and ISS Orlando shows were forced to cancel due to the impact of Hurricane Dorian. We recorded the associated $6.1 million insurance settlement, under our event cancellation insurance policy, as other income in the quarter. Further, acquisitions made in 2018 contributed $1.9 million of incremental revenue in the third quarter of 2019, while 2018 third quarter revenues included $5.3 million from discontinued events, primarily our Interbike show, which did not stage in 2019. After adjusting organic revenues for the various show timing differences discussed above, for the anticipated revenue of the Surf Expo and ISS Orlando shows and the discontinuance of tour Interbike show, organic revenues for the third quarter of 2019 were down $3.7 million, or 4.4%, as compared to the prior year quarter.

Our July ASD Market Week show was flat in revenues despite the adverse impact on its sourcing category of the ongoing trade dispute between the U.S. and China. Excluding the sourcing category, ASD grew revenues approximately 4%.  The trade dispute also affected the CEDIA Expo show, whose revenues were down by a mid-single digit percentage as compared to the prior year. As expected, the NY NOW Summer show declined in revenues by a low double-digit percentage, partly reflecting the decision to downsize the lifestyle category to create space to co-locate our JA Summer jewelry show. Revenues from other events doubled versus the comparative period last year, reflecting growth in our Connect Point Marketing Group (“CPMG”) hosted buyer events, partly timing related, and the contribution of two Campus Security events acquired as part of our 2018 Technology Brands acquisition. Other Marketing Services revenues were flat as compared to the comparable period in the prior year, excluding the incremental contribution of the 2018 Acquisitions.

Other Income

During the third quarter of 2019, as a result of Hurricane Dorian, our Surf Expo and Impressions Expo Orlando (“ISS Orlando”) shows were forced to be cancelled. We carry cancellation insurance to mitigate losses caused by natural disasters and received confirmation from its insurance carrier during the quarter that a settlement of approximately $6.1 million would be paid to offset the lost revenues from the affected trade shows. Management concluded that the receipt of insurance proceeds was realizable in the quarter ended September 30, 2019.  As a result, during the three months ended September 30, 2019, we recorded other income of $6.1 million in the condensed consolidated statements of (loss) income and comprehensive (loss) income included elsewhere in this Form 10-Q in order to recognize the amount to be recovered from the insurance company.

Cost of Revenues

Cost of revenues of $24.6 million for the three months ended September 30, 2019 decreased $1.3 million, or 5.0%, from $25.9 million for the comparable period in 2018. This decrease reflected $2.0 million of net lower costs due to show scheduling differences, most notably Digital Dealer Fall and Fastener both staging in the third quarter of 2019, versus the fourth quarter of 2018, Outdoor Retailer Summer, which staged in the second quarter of 2019, versus the third quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019, and $1.6 million and $1.0 million, respectively, of cost savings on discontinued events and the cancellation of Surf Expo and ISS Orlando shows, respectively, offset by an incremental $0.6 million related to the 2018 Acquisitions. The remaining $2.7 million increase in cost of revenues partly reflected the additional costs of our 2019 show improvement initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $33.7 million for the three months ended September 30, 2019 increased $4.0 million, or 13.5%, from $29.7 million for the comparable period in 2018. The increase in selling, general and administrative expenses for the third quarter of 2019 reflected approximately $1.6 million in incremental costs from the 2018 Acquisitions and $1.2 million in higher non-recurring other items, offset by $0.6 million of lower costs attributable to show scheduling differences and $0.9 million in reduced costs related to discontinued events. The remaining $2.7 million increase in 2019 partly reflected additional senior management costs and incremental investment initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense of $12.9 million for the three months ended September 30, 2019 increased $1.5 million, or 13.2%, from $11.4 million for the comparable period in 2018. The increase was related to additional intangible assets acquired in the 2018 Acquisitions and additional intangible asset amortization on the trade name intangible assets for which we adjusted the estimated useful life in the fourth quarter of 2018.

Goodwill and Intangible Asset Impairment Charges

As a result of the August 31, 2019 impairment assessments for goodwill, long-lived assets and indefinite-lived intangible assets, we recorded $26.3 million in non-cash impairment charges, which included a goodwill impairment charge of $9.3 million, an impairment charge for certain of our customer-related intangible assets of $8.7 million and an impairment charge for certain of our trade names of $8.3 million for the three months ended September 30, 2019. No goodwill or intangible asset impairment charges were recorded during the comparable period in 2018. The impairment charges were due to a decline in fair value compared to the carrying value of goodwill, certain trade names and certain customer-related intangible assets, which were primarily driven by changes to future forecasted performance and decline in our stock price, which management deemed a triggering event and requiring quantitative analysis.

Interest Expense

Interest expense of $7.5 million for the three months ended September 30, 2019 increased $0.2 million, or 2.7%, from $7.3 million for the comparable period in 2018. The increase was primarily attributable to an increase in the interest expense related to borrowings under the Amended and Restated Revolving Credit Facility and letters of credit outstanding related to higher outstanding indebtedness balance under the Amended and Restated Revolving Credit Facility during the three months ended September 30, 2019.

(Benefit From) Provision for Income Taxes

For the three months ended September 30, 2019 and 2018, we recorded a benefit from income taxes of $3.6 million and a provision for income taxes of $7.9 million, respectively, which resulted in an effective tax rate adjusted for discrete items of 25.9% for the three months ended September 30, 2019, and an effective tax rate of 27.4% for the three months ended September 30, 2018. The decrease in benefit from income taxes of $11.5 million was primarily due to a $52.1 million decrease in loss before taxes. The decline in the effective tax rate was also primarily due to the $52.1 million decrease in loss before income taxes, partly offset by fluctuations in state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), and excess tax benefits (deficiencies) realized upon the vesting of certain share-based payment awards, in addition to the effects of certain discrete items.  Discrete items for the three months ended September 30, 2019 primarily consisted of goodwill impairment charges.

Net (Loss) Income; Adjusted EBITDA; Adjusted Net Income

Net loss of $19.7 million for the three months ended September 30, 2019 represented a $40.6 million, or 194.3%, decrease from net income of $20.9 million for the comparable period in 2018. In the third quarter, in connection with a triggering event caused by reduced performance expectations in the current year, we recorded a $26.3 million non-cash charge related to the impairment of goodwill, certain customer-related intangible assets and certain trade names.  Other key drivers of the quarter-over-quarter decrease were lower revenues due to show scheduling differences and increased expenses, as described above.

Adjusted EBITDA of $28.7 million for the three months ended September 30, 2019 decreased by $12.2 million, or 29.8%, from $40.9 million for the comparable period in 2018, after adjusting for the show scheduling differences described above. The decrease in Adjusted EBITDA of $12.2 million, or 29.8%, was mainly driven by the combined effect of lower organic revenues, incremental investments in the events that took place in the quarter and in marketing costs incurred for future events.

Adjusted Net Income for the three months ended September 30, 2019 of $12.6 million decreased by $11.6 million, or 47.9%, from $24.2 million for the comparable period in 2018. The decrease was primarily attributable to the decrease in net income to a net loss position as described above and the increase for income tax adjustments, partially offset by the add-back of increases of $26.3 million for goodwill and intangible impairment charges, $1.5 million for higher amortization for acquired intangible assets, $1.2 million for increases in other items and the impact of $10.7 million for the deduction for several show scheduling adjustments, as described above.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.” For a discussion of our presentation of Adjusted Net Income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.”

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2019	2018	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$316.0	$323.7	$(7.7)	(2.4)%
Other income	6.1	—	6.1	100.0%
Cost of revenues(1)	102.8	91.7	11.1	12.1%
Selling, general and administrative expenses(2)	101.9	90.0	11.9	13.2%
Depreciation and amortization expense	39.3	34.2	5.1	14.9%
Goodwill and intangible asset impairment charges(3)	26.3	—	26.3	100.0%
Operating income	51.8	107.8	(56.0)	(51.9)%
Interest expense	23.3	21.1	2.2	10.4%
Income before income taxes	28.5	86.7	(58.2)	(67.1)%
Provision for income taxes	10.3	21.8	(11.5)	(52.8)%
Net income and comprehensive income	$18.2	$64.9	$(46.7)	(72.0)%

Other financial data (unaudited):
Adjusted EBITDA(4)	$129.3	$158.2	$(28.9)	(18.3)%
Adjusted Net Income(5)	$74.2	$102.4	$(28.2)	(27.5)%
Free Cash Flow(6)	$49.8	$65.3	$(15.5)	(23.7)%

(1)	Cost of revenues for the nine months ended September 30, 2019 and 2018 included zero and 0.6 million, respectively, in transition and integration costs.
(2)

Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 included $5.6 million and $7.7 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 were stock-based compensation expenses of $6.1 million and $4.5 million, respectively.

(3)

Goodwill and intangible asset impairment charges for the nine months ended September 30, 2019 included non-cash impairment charges of $9.3 million, $8.7 million and $8.3 million for goodwill, certain customer-related intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles for impairment during the three months ended September 30, 2019.  See Note 5, Goodwill and Intangible Assets, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to our non-cash goodwill and intangible asset impairment charges. No goodwill and intangible asset impairment charges were recognized during the nine months ended September 30, 2018.

(4)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.”

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$18.2	$64.9
Add:
Interest expense	23.3	21.1
Provision for income taxes	10.3	21.8
Goodwill and intangible asset impairment charges(a)	26.3	—
Depreciation and amortization expense	39.3	34.2
Stock-based compensation expense(b)	6.1	4.5
Deferred revenue adjustment(c)	0.2	0.2
Other items(d)	5.6	7.7
Scheduling adjustments(e)	—	3.8
Adjusted EBITDA	$129.3	$158.2

(a)	Represents the goodwill and intangible asset impairment charges described in footnote 3 above.
(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(c)

Deferred revenue balances in the opening balance sheets of acquired assets and liabilities for Boutique Design New York and CPMG reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates. If the businesses had been continuously owned by us throughout the quarterly periods presented, the fair value adjustments of $0.2 million for both periods would not have been required and the revenues for the nine months ended September 30, 2019 and 2018 would have been higher by $0.2 million for both periods.

(d)

Other items for the nine months ended September 30, 2019 included: (i) $1.4 million in contract termination costs, (ii) $0.8 million in transaction costs in connection with certain acquisition transactions as well as acquisitions that were pursued but not completed in the period, (iii) $0.2 million in non-recurring legal, accounting, consulting fees and other related activities and (iv) $3.2 million in transition costs. Other items for the nine months ended September 30, 2018 included: (i) $2.3 million in transaction costs incurred in connection with certain acquisition transactions, (ii) $1.1 million in non-recurring legal, accounting, consulting fees and other related activities and (iii) $4.3 million in transition costs.

(e)

Reflects the EBITDA from several event scheduling differences in the nine months ended September 30, 2019, most notably Digital Dealer Fall and Fastener, which staged in the third quarter of 2019, versus the fourth quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019, versus the third quarter of 2018.

(5)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.”

	Nine Months ended September 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net income	$18.2	$64.9
Add (deduct):
Stock-based compensation expense(a)	6.1	4.5
Deferred revenue adjustment(b)	0.2	0.2
Goodwill and intangible asset impairment charges(c)	26.3	—
Other items(d)	5.6	7.7
Amortization of deferred financing fees and discount	1.1	1.3
Amortization of acquired intangible assets(e)	37.5	32.6
Scheduling adjustments(f)	—	3.8
Tax adjustments related to non-GAAP adjustments(g)	(20.8)	(12.6)
Adjusted Net Income	$74.2	$102.4

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)	Represents the deferred revenue charge as described in footnote 4(c) above.
(c)	Represents the goodwill and intangible asset charges described in footnote 3 above.
(d)	Represents other items described in footnote 4(d) above.
(e)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets the value of which is amortized over time.  These acquired intangible assets are amortized over periods ranging from seven to thirty years.

(f)	Represents scheduling adjustments described in footnote 4(e) above.
(g)	Reflects the application of U.S. federal and state effective tax rate of 27.1% and 25.1% for the nine months ended September 30, 2019 and 2018, respectively.
(6)

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

	Nine Months Ended September 30,
	2019	2018
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$51.6	$68.5
Less:
Capital expenditures	1.8	3.2
Free Cash Flow	$49.8	$65.3

Revenues

Revenues of $316.0 million for the nine months ended September 30, 2019 decreased $7.7 million, or 2.4%, from $323.7 million for the comparable period in the prior year. Revenues were reduced for the nine months ended September 30, 2019 by $7.1 million as our Surf Expo and ISS Orlando shows were forced to cancel due to the impact of Hurricane Dorian. We recorded the associated $6.1 million insurance settlement, under our event cancellation insurance policy, as other income in the nine months ended September 30, 2019. Further, acquisitions made in 2018 contributed $9.3 million of incremental revenue in the nine months ended September 30, 2019, while the nine months ended September 30, 2018 revenues included $5.4 million from discontinued events, primarily our Interbike show, which did not stage in 2019. Scheduling differences contributed a net of $6.0 million of revenue during the nine months ended September 30, 2019, most notably Digital Dealer Fall and Fastener, which staged in the third quarter of 2019, versus the fourth quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019, versus the third quarter of 2018. After adjusting organic revenues for the various show timing differences, for the anticipated revenue of the Surf Expo and ISS Orlando shows, and the discontinuance of our Interbike show, organic revenues for the nine months ended September 30, 2019 were down $10.4 million, or 3.3%, as compared to the prior year quarter. The decrease in revenues is partially reflected declines for our NY NOW shows, National Stationery Show, Outdoor Retailer Snow Show, Wedding & Portrait Photography International, Internet Retailer Conference and Exhibition, GlobalShop, JA New York Summer and ICFF. The underlying performance reflected growth in several of the year’s shows, including the Kitchen & Bath Industry Show (“KBIS”), Sports Licensing & Tailgate Show, National Pavement Expo, the Original Miami Beach Antique Show, the International Pizza Expo and HD Expo.

Other Income

On September 1, 2019, as a result of Hurricane Dorian, our Surf Expo and ISS Orlando were forced to be cancelled. We carry cancellation insurance to mitigate losses caused by natural disasters and received confirmation from its insurance carrier during the quarter that a settlement of approximately $6.1 million would be paid to offset the lost revenues from the affected trade shows. Management concluded that the receipt of insurance proceeds was realizable in the quarter ended September 30, 2019. As a result, during the nine months ended September 30, 2019, we recorded other income of $6.1 million in the condensed consolidated statements of (loss) income and comprehensive (loss) income included elsewhere in this Form 10-Q to recognize the amount to be recovered from the insurance company.

Cost of Revenues

Cost of revenues of $102.8 million for the nine months ended September 30, 2019 increased $11.1 million, or 12.1%, from $91.7 million for the comparable period in the prior year. This increase reflected $1.9 million of net higher costs due to show scheduling differences, most notably Digital Dealer Fall and Fastener, which staged in the third quarter of 2019, versus the fourth quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019 and an incremental $3.8 million of costs related to the 2018 Acquisitions, offset by $1.7 million and $1.0 million, respectively, of cost savings on discontinued events and the cancellation of Surf Expo and ISS Orlando shows, respectively. After adjusting for the various show timing differences, the costs savings for the Surf Expo and ISS Orlando shows and the discontinuance of our Interbike show, organic cost of revenues increased by $8.1 million, or 8.1%, as compared to the comparable period in the prior year. The organic increase was attributable to additional investments in our shows, most notably our NY NOW shows, additional costs from growth in certain shows, most notably KBIS, and new show launches in 2019, most notably C-StorePoint.

Selling, General and Administrative Expense

Selling, general and administrative expenses of $101.9 million for the nine months ended September 30, 2019 increased $11.9 million, or 13.2%, from $90.0 million for the comparable period in the prior year. Selling, general and administrative expenses for the nine months ended September 30, 2019 included incremental costs of $6.7 million related to costs associated with the 2018 Acquisitions, $1.6 million in increases for stock-based compensation and $0.2 million net higher costs attributable to show scheduling differences, most notably Digital Dealer Fall and Fastener, which staged in the third quarter of 2019, versus the fourth quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019, partly offset by a reduction of $2.1 million in non-recurring costs associated with transaction and transition activities and $1.4 million in cost savings on discontinued events. The remaining $6.9 million increase partly reflected additional senior management costs and incremental investment initiatives.

Depreciation and Amortization Expense

Depreciation and amortization expense of $39.3 million for the nine months ended September 30, 2019 increased $5.1 million, or 14.9%, from $34.2 million for the comparable period in the prior year. The increase was primarily associated with additional intangible assets acquired in the 2018 Acquisitions and additional intangible asset amortization on the trade name intangible assets for which we adjusted the estimated useful life in the fourth quarter of 2018.

Goodwill and Intangible Asset Impairment Charges

As a result of the August 31, 2019 impairment assessments for goodwill, long-lived assets and indefinite-lived intangible assets, we recognized $26.3 million in non-cash impairment charges, including a goodwill charge of $9.3 million, a charge for certain of our customer-related intangible assets for $8.7 million and a charge for certain of our trade names of $8.3 million for the nine months ended September 30, 2019. No goodwill or intangible asset impairment charges were recorded during the comparable period in 2018. The impairment charges were due to a decline in fair value compared to the carrying value of goodwill, certain trade names and certain customer-related intangible assets, which were primarily driven by changes to future forecasted performance and decline in our stock price, which management deemed a triggering event and performed a quantitative analysis.

Interest Expense

Interest expense of $23.3 million for the nine months ended September 30, 2019 increased $2.2 million, or 10.4%, from $15.8 million for the comparable period in the prior year. The increase was primarily attributable to (i) a $1.4 million increase in interest expense on the Amended and Restated Term Loan Facility primarily resulting from the increase in the average interest rate of 5.16% for the nine months ended September 30, 2019 compared to an average interest rate of 4.65% during the nine months ended September 30, 2018 and (ii) a $0.8 million increase in interest expense related to borrowings under the Amended and Restated Revolving Credit Facility and letters of credit outstanding related to higher outstanding indebtedness balance under the Amended and Restated Revolving Credit Facility during the nine months ended September 30, 2019.

Provision for income taxes

For the nine months ended September 30, 2019 and 2018, we recorded a provision for income taxes of $10.3 million and $21.8 million, respectively, which resulted in an effective tax rate adjusted for discrete items of 27.2% for the nine months ended September 30, 2019 and an effective tax rate of 25.1% for the nine months ended September 30, 2018. The increase in the effective tax rate is primarily attributable to the net effects of state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), tax benefits attributable to goodwill impairments, and tax deficiencies realized upon the year-to-date vesting of certain share-based payment awards. Discrete items for the nine months ended September 30, 2019, primarily consisted of goodwill impairment charges.

Net Income; Adjusted EBITDA; Adjusted Net Income

Net income of $18.2 million for the nine months ended September 30, 2019 decreased $46.7 million, or 72%, from $64.9 million for the comparable period in the prior year. The key drivers of the decrease were the $26.3 million goodwill and intangible asset impairment charges, the decline in organic revenues and higher operating expenses described above, partly offset by lower provision for income taxes for the nine months ended September 30, 2019.

Adjusted EBITDA of $129.3 million for the nine months ended September 30, 2019 decreased by $28.9 million, or 18.3%, from $154.4 million for the comparable period in the prior year. The decrease in Adjusted EBITDA for the nine months ended September 30, 2019 is primarily attributable to the $46.7 million decline in net income described above and increases in the deductions for provision for income taxes of $11.5 million, scheduling adjustments of $3.8 million, most notably Digital Dealer Fall and Fastener, which staged in the third quarter of 2019, versus the fourth quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019, and other items of $2.1 million. These decreases were partially offset by increases in the add-backs for goodwill and intangible asset impairment charges of $26.3 million, depreciation and amortization of $5.1 million, interest expense of $2.2 million and stock-based compensation of $1.6 million during the nine months ended September 30, 2019.

Adjusted Net Income for the nine months ended September 30, 2019 of $74.2 million decreased $28.2 million, or 27.5%, from $102.4 million for the comparable period in the prior year. The decrease was primarily attributable to the $46.7 million decrease in net income as described above and increases in the deductions in the tax adjustment of $8.2 million and scheduling adjustments of $3.8 million, most notably Digital Dealer Fall and Fastener, which staged in the third quarter of 2019, versus the fourth quarter of 2018, and Impressions Expo Fort Worth, which will stage in the fourth quarter of 2019, partly offset by increases in the add-back for the goodwill and intangible asset impairment charges of $26.3 million and amortization of acquired intangible assets of $4.9 million.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.” For a discussion of our presentation of Adjusted Net Income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.”

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

We expect to continue to finance our liquidity requirements through internally generated funds and borrowings under the Amended and Restated Revolving Credit Facility. We believe that our projected cash flows generated from operations, together with borrowings under the Amended and Restated Revolving Credit Facility are sufficient to fund our principal debt payments, interest expense, working capital needs and expected capital expenditures for the next twelve months. We currently anticipate incurring approximately $2.0 million of capital expenditures for property and equipment during 2019. We may draw on the Amended and Restated Revolving Credit Facility from time to time to fund or partially fund acquisitions.

As of September 30, 2019, we had $532.3 million of borrowings outstanding under the Amended and Restated Term Loan Facility and $6.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility, with an additional $143.0 million available to borrow (after giving effect to $6.0 million in outstanding borrowings and $1.0 million in letters of credit outstanding) under the Amended and Restated Revolving Credit Facility.

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

As of September 30, 2019, we were in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Share Repurchases

Our Board approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a new $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of 405,154 and 448,591 shares of our common stock for $3.1 million and $3.7 million during the three and nine months ended September 30, 2019, respectively, and 1,627,248 shares of our common stock for $19.4 million during the year ended December 31, 2018. As of September 30, 2019, there was $26.2 million remaining available to repurchase shares pursuant to the share repurchase program publicly announced in the third quarter of 2019.

Dividend Policy

We intend to pay quarterly cash dividends on our common stock, which we commenced in the second quarter of 2017. On October 31, 2019 our Board approved the payment of a cash dividend of $0.0750 per share for the quarter ending December 31, 2019 to holders of our common stock. The dividend amount is expected to be paid on or about November 24, 2019 to stockholders of record on November 14, 2019. The payment of dividends in future quarters is subject to the discretion of our Board and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board may deem relevant. Based on the 71,417,658 shares of common stock outstanding as of October 31, 2019, this dividend policy implies a quarterly cash requirement of approximately $5.4 million (or an annual cash requirement of approximately $21.6 million), which amount may be changed or terminated in the future at any time and for any reason without advance notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30
	2019	2018
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$51.6	$68.5
Net cash used in investing activities	$(1.8)	$(31.0)
Net cash used in financing activities	$(56.7)	$(34.6)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation, provision for doubtful accounts and goodwill and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the nine months ended September 30, 2019 decreased by $16.9 million, or 24.7%, to $51.6 million from $68.5 million during the comparable period in the prior year. Cash provided by operating activities reflects the $46.7 million decrease in our net income and non-cash adjustment for deferred taxes decrease of $5.3 million, partly offset by increases in non-cash adjustments primarily attributable to the goodwill and intangible asset charges of $26.3 million, an increase in depreciation and amortization of $5.1 million and an increase in stock-based compensation expense of $1.6 million, as well as a decrease in the use of working capital of $2.0 million.  Net income plus non-cash items provided operating cash flows of $91.3 million and $110.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cash used for operating activities reflects the use of $39.7 million and $41.7 million for working capital in the nine months ended September 30, 2019 and 2018, respectively

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2019 decreased $29.2 million or 94.2%, to $1.8 million from $31.0 million in the comparable period in the prior year. The decrease was due to lower payments for acquisitions, as we did not complete any acquisitions during the nine months ended September 30, 2019, and lower investments in information technology and capital expenditures as compared to the prior year period.

Financing Activities

Financing activities primarily consist of cash dividend payments, proceeds from the issuance of common stock associated with stock option exercises and borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the nine months ended September 30, 2019 was $56.7 million, primarily comprised of a $40.0 million voluntary repayment of outstanding borrowings under the Amended and Restated Term Revolving Credit Facility, $16.0 million in quarterly dividend payments, $4.2 million in scheduled quarterly principal payments on the Amended and Restated Term Loan Facility, $4.4 million in share repurchases associated with our publicly announced share repurchase programs and a $1.0 million deferred payment for the acquisition of a business.

These uses of cash were partly offset by $6.0 million in proceeds from borrowings under the Amended and Restated Term Revolving Credit Facility and $2.9 million in proceeds from the issuance of common stock associated with stock option exercises.

Free Cash Flow

Free Cash Flow of $49.8 million for the nine months ended September 30, 2019 decreased $15.5 million, or 23.7%, from $65.3 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018.”

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

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant. As a result of the prolonged decline in our stock price and changes to our future forecasted performance, we deemed it necessary to conduct a goodwill and indefinite-lived intangible asset impairment test as of August 31, 2019. In connection with the August 31, 2019 goodwill and indefinite-lived intangible asset impairment test, we recognized a non-cash goodwill impairment charge of $9.3 million and a non-cash indefinite-lived intangible asset impairment charge of $4.9 million.

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the third quarter of 2019, the Company became of aware of changes in circumstances indicating that the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluates recoverability of long-lived assets to be held and used by comparing the carrying amount of an asset to the future expected net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the Company’s long-lived assets were impaired and were required to be fair valued and compared to the carrying value. As a result, the Company recognized a non-cash long-lived asset impairment charge of $12.1 million during the three and nine months ended September 30, 2019. Refer to Note 5, Goodwill and Intangible Assets in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

While we conducted an impairment test and recognized non-cash impairment charges during the third quarter of 2019, there can be no assurance that we will not be required to recognize additional impairment charges in future periods, including in connection with the annual impairment test on October 31, or as a result of future impairment tests that may be required based on specific events and circumstances. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. If the trading price of our common stock decreases further we may be required to recognize a non-cash charge relating to impairment of our goodwill and intangible assets, and any such charge may be material in the period in which it is recognized. A prolonged or significant decline in our stock price or market capitalization could be an indicator of goodwill and intangible asset impairment and constitute a triggering event that would require an interim assessment for potential goodwill and intangible asset impairment.

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

Our accounting policies are more fully described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies in the notes to our audited consolidated financial statements included in the Annual Report. Management has discussed the selection of these critical accounting policies and estimates with members of our Board. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report, except with respect to our leases as described in Note 2, Recently Adopted Accounting Pronouncements, and Note 8, Leases, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of September 30, 2019, we had $538.3 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2019.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2019.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2019 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2019, our Board authorized and approved a $30.0 million share repurchase program. Share repurchases may be made from time to time through and including July 31, 2020, subject to early termination or extension by the Board, through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise. There is no minimum number of shares that we are required to repurchase and the timing and amount of any shares repurchased under the program will depend on a variety of factors, including available liquidity, general market and economic conditions, regulatory requirements, capital structure optimization, valuation metrics and other factors.

The following table presents our purchases of common stock during the third quarter ended September 30, 2019, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2019 - July 31, 2019	—	$—	$—
August 1, 2019 - August 31, 2019	395,873	9.41	26.3
September 1, 2019 - September 30, 2019	9,281	9.49	26.2
Total	405,154
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD EXPOSITIONS EVENTS, INC.

Date: November 5, 2019	By:	/s/ Philip T. Evans
Philip T. Evans
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)