Form 10-K
period 2019-12-31
Emerald Expositions Events, Inc.
filed 2020-02-14
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The New York Stock Exchange on June 30, 2019, the last business day of the Registrant’s most recently completed second quarter, was $277,476,514.

47,552,525 shares of the Registrant's voting stock, which were held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2019 have been excluded from this number in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 10, 2020 was 71,375,631.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2019.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald Expositions”, “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Expositions Events, Inc., formerly known as Expo Event Holdco, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2019,” which refers to our fiscal year ended December 31, 2019.

PART I

Item 1. Business.

BUSINESS

Our Company

Emerald is a leading operator of business-to-business trade shows in the United States. Leveraging our shows as key market-driven platforms, we combine—within and around our events—a broad array of industry insights, digital tools, and data-focused solutions to create uniquely rich experiences for our customers. We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

Our trade show franchises typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is held at least annually, with certain franchises offering multiple editions per year. As our shows are frequently the largest and most well attended in their respective industry verticals, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these qualified attendees makes our trade shows compelling events for our exhibitors, further reinforcing the leading positions of our trade shows within their respective industry verticals. Our attendees use our shows to fulfill procurement needs, source new suppliers, reconnect with existing suppliers, identify trends, learn about new products and network with industry peers, which we believe are factors that make our shows difficult to replace. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers. The scale and qualified attendance at our trade shows translates into an exceptional value proposition for participants, resulting in a self-reinforcing “network effect” whereby the participation of high-value attendees and exhibitors drives high participant loyalty and predictable, recurring revenue streams.

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific event sector.  In addition to their respective revenues, these products support our live events by delivering year-round channels for customer acquisition and development.

Our History

In June 2013, Onex Corp. (“Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions. Since the Onex Acquisition, we have acquired 18 industry-leading, high-quality events of various sizes for aggregate consideration of approximately $679 million.

In January 2014, we acquired George Little Management (“GLM”) for $335 million. At the time, GLM operated more than 20 trade shows, including four of the largest 100 trade shows in the United States. GLM significantly expanded our presence within a number of industry sectors, including Retail and Design & Construction, and added new sectors such as Technology.

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

In 2019, we completed one acquisition. In November, we acquired G3 Communications, a leading owner of conferences, online media and custom marketing services for the retail industry and the Business to Business (“B2B”) marketing industry.

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

We generated 92% of our revenue for the year ended December 31, 2019 through the live events that we operate. The remaining 8% of our revenue for the year ended December 31, 2019 was generated from other marketing services, including digital media and print publications that complement our event properties in the industry sectors we serve. Each of our other marketing services products allows us to remain in close contact with, and market to, our existing event audiences throughout the year.

Trade Shows & Other Events

The following is a summary and example of several of our trade shows and other events by sector and a discussion of our complementary products.

Retail

Spanning a vast market of products, our retail experiences cover merchandising, licensing, sourcing, and marketing to enable professionals to shop intelligently, make informed decisions, and meet consumer demands. Buying customers are able to discover rare finds and big sellers in a complete marketplace of options, along with new brands, potential partners, and beneficial seminars across popular and profitable categories. Events produced in this category include:

• ASD Market Week (“ASD”)	• JA New York
• COUTURE	• NY NOW
• Impressions	• Outdoor Retailer (“OR”)
• International Pizza Expo	• RetailX

Design & Construction

Our shows in the Design & Construction industry sector catering to the construction, hospitality, and interior design sectors serving the hotel, resort, retail, healthcare facilities, restaurant, bar, spa, and in-store marketing categories. Targeted attendees include interior designers, architects, owners and operators, developers, and specifiers and purchasers working within these industries. This sector is well-suited for trade shows because design and construction are highly visual and tactile processes, requiring the in-person experience and interaction provided by trade shows. By aggregating a wide range of products under one roof, these trade shows save time and expense for designers and other attendees who would otherwise have to independently visit hundreds of showrooms that may be located in different cities. Examples of our events produced in this category include:

• Boutique Design New York (“BDNY”)	• Hospitality Design Expo (“HD Expo”)
• Environments for Aging Expo & Conference (“EFA”)	• ICFF (previously International Contemporary Furniture Fair)
• Healthcare Design Expo & Conference	• Kitchen & Bath Industry Show (“KBIS”)

Technology

With technology expanding at a rapid pace, professionals in every aspect of commerce—from engineering to electronics, and visual arts to security—must stay on top of the latest advancements to help them stay informed, efficient, and competitive. Our technology events provide experiences that connect businesses of all sizes with innovative products, operational strategies, and integration opportunities to drive new business, increased profits, and streamlined processes. Through exciting show floors, thought leadership, and networking events, decision-makers in these industries can thrive in the midst of digital progress and change. Some examples of our events produced in this category include:

• CEDIA Expo	• Internet Retailer Conference & Exhibition (“IRCE”)
• Digital Dealer	• RFID Journal Live (“RFID Live”)
• The International Drone Conference & Exposition (“InterDrone”)	• Total Tech Summit

Equipment

Our equipment experiences outfit aerospace, construction, industrial, medical, and hospitality professionals with the tools and resources necessary to operate, build, and repair structures, vehicles, and devices of every kind. These events and surrounding platforms serve as a marketplace featuring vendors and innovative products and services, as well as educational centers, supporting a wide array of industries. Examples of our events produced in this category include:

• The Hotel Experience (“HX”)	• National Pavement Expo
• International Fastener Expo	• PhotoPlus Expo
• Medtrade	• Wedding & Portrait Photographers International (“WPPI”)

Safety

Seeking the innovations to ensure physical and cyber security, these experiences prepare professionals with advanced systems, training, and networking. With an integration of events and media, representatives and decision-makers from leading-edge companies have access to key resources year-round. Examples of our events produced in this category include:

• Campus Safety	• Security Sales & Integration
• Marine Military Expos

Other Marketing Services

Other Marketing Services consist of print publications and digital media products that complement our trade show properties, which generated 8% of our revenues for the year ended December 31, 2019. These print and digital media products are closely aligned with several of our events across the portfolio categories, facilitating year-round customer contact, new customer generation and content marketing vehicles.  Some examples of these products are:

• Healthcare Design	• Kitchen & Bath Business (“KBB”)
• Hospitality Design	• Pizza Today
• Impressions	• Retail TouchPoints

Reportable Segments

As described in Note 17, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have made certain changes in 2019 that changed the determination of our reportable segments. These changes were made to be consistent with the information provided our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

The following discussion provides additional detailed disclosure for the two reportable segments, the All Other category and the Corporate-Level Activity category:

Commerce:  This segment includes events and services covering merchandising, licensing, retail sourcing and marketing to enable professionals to make informed decisions and meet consumer demands.

Design and Technology: This segment includes events and services that support a wide variety of industries connecting businesses and professionals with products, operational strategies, and integration opportunities to drive new business and streamline processes and creative solutions.

All Other: This category consists of Emerald’s remaining operating segments, which provide diverse events and services but are not aggregated with the reportable segments. Each of the operating segments in the All Other category represents less than 10% of consolidated revenue and does not meet the criteria to be a separate reportable segment.

Corporate-Level Activity: This category consists of Emerald’s finance, legal, information technology and administrative functions.

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

Other well-established for-profit companies competing in the U.S. trade show industry include Reed Exhibitions, Informa Exhibitions and Clarion Events.

Seasonality

As is typical for the trade show industry, our business is seasonal, with revenue recognized from trade shows typically reaching its highest level during the first quarter of each calendar year, and its trough during the fourth quarter, largely due to the timing of our trade shows. In 2019, 40%, 28%, 22% and 10% of our trade show revenue was generated during the first, second, third and fourth quarters, respectively.

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

Employees

As of December 31, 2019, we had 548 employees. We are not involved in any disputes with our employees and believe that relations with our employees are good. None of our employees are subject to collective bargaining agreements with unions. However, some facilities where we hold our trade shows require our decorators to use unionized labor.

Insurance

We maintain insurance policies to cover the principal risks associated with our business, including event cancellation, business interruption, workers’ compensation, directors’ and officers’ liability, cyber security, product liability, auto, property, and umbrella and excess liability insurance. All of our insurance policies are with third-party carriers and syndicates with financial ratings of A or better. We believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business. Event cancellation insurance provides coverage that allows us to refund a proportionate share, relative to the compromised enforced attendance reduction or show closure, of the deposits and booth and sponsorship fees paid to us by exhibitors in the event that we are forced to cancel a trade show or other event for reasons covered by the policies, such as natural disasters, communicable disease, terrorism, or venue closures. Business interruption insurance provides further coverage for our office property leases in cases where we are not able to conduct ongoing business, including sales and event planning. The continued availability of appropriate insurance policies on commercially reasonable terms is important to our ability to operate our business and to maintain our reputation.

Our event cancellation insurance, currently bound through the end of 2021, provides 100% indemnity for all of our events’ and conferences’ gross revenues individually and 50% in the aggregate. The coverage has no deductible and covers cancellation, curtailment, postponement, removal to alternative premises, or abandonment, of the event as well as enforced reduced attendance. In addition, coverage extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. This insurance also extends to cover losses resulting from an outbreak of communicable disease as well as a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories.

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

Risks Relating to Our Business and Industry

At any given point in time, general economic conditions may have an adverse impact on the industry sectors in which our trade shows, conferences and other events operate, and therefore may negatively affect demand for exhibition space and attendance at our trade shows, conferences and other events.

Our results are influenced by domestic as well as global general economic conditions because we draw exhibitors and attendees from around the world. However, we are affected to a larger degree by conditions within the individual industry sectors in which our trade shows, conferences and other events operate. For example, the downturn in the domestic housing market that began in 2007 had a negative impact on the performance of KBIS during the period from 2008 to 2013. The longer a recession or economic downturn continues, the more likely it becomes that our customers may reduce their marketing and advertising or procurement budgets. Any material decrease in marketing or procurement budgets could reduce the demand for exhibition space or reduce attendance at our trade shows, conferences and other events which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The success of each of our trade shows depends on the reputation of that show’s brand.

Our exhibitors and attendees primarily know us by the names of our trade shows that operate in their specific industry sector rather than by our corporate brand name, Emerald. In addition, a single brand name is sometimes used for shows that occur more than once a year; for example, the brand name “ASD Market Week” is used at our ASD Market Week March and ASD Market Week August shows, the brand name “NY NOW” is used at our NY NOW Summer and NY NOW Winter shows, and the brand name Outdoor Retailer is used for the Outdoor Retailer Summer Market and Outdoor Retailer + Snow Show versions of the show. If the image or reputation of one or more of these shows is tarnished, it could impact the number of exhibitors and attendees attending that show or shows. A decline in one of our larger shows could have a material adverse effect on our business, financial condition, cash flows and results of operations.

The dates and location of a trade show can impact its profitability and prospects.

The demand for desirable dates and locations for our trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations, and, while they generally entitle us to a last look before the venue is rented to a third party during the reservation period, these reservations are not binding on the facility owners until we execute a definitive contract with the owner. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities, such as the move of Outdoor Retailer from Salt Lake City, Utah to Denver, Colorado in January 2018, can adversely affect customer behavior. Similarly, significant timing and frequency changes, such as the move of Outdoor Retailer Winter Market from November 2019 to January 2020 and the shift from a three show to two show format for Outdoor Retailer in 2019, can also result in unanticipated customer reactions. External factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may depress the desire of exhibitors and attendees to attend our trade shows held in certain locations. For example, our organic revenue growth in 2017 was modestly adversely impacted by certain political issues in Utah that affected exhibitor participation at our 2017 Outdoor Retailer Summer Market show. Our inability to secure or retain desirable dates and locations for our trade shows could have a material effect on our business, financial condition, cash flows and results of operations.

Attendance at our shows could decline as a result of disruptions in global or local travel conditions, such as congestion at airports, the risk of or an actual terrorist action, adverse weather or fear of communicable diseases.

The number of attendees and exhibitors at our trade shows may be affected by a variety of factors that are outside our control. Because many attendees and exhibitors travel to our trade shows via airplane, factors that depress the ability or desire of attendees and exhibitors to travel to our trade shows, including, but not limited to: an increased frequency of flight delays or accidents; outbreaks of contagious disease, such as the recent outbreak of novel coronavirus COVID-19 first detected in Wuhan, China, or the potential for infection; increased costs associated with air travel; actual or threatened terrorist attacks; the imposition of heightened security standards or bans on visitors from particular countries outside the United States; or acts of nature, such as earthquakes, storms and other natural disasters, could have a material adverse effect on our business, financial condition, cash flows and results of operations. For example, we experienced disruptions to ISS Orlando, Surf Expo and ICFF South Florida during the third quarter of 2017 as a result of the impact of Hurricane Irma, cancelled ISS Orlando and Surf Expo during the third quarter of 2019 as a result of Hurricane Dorian, and may be forced to cancel or re-locate future trade shows in the event of other natural or man-made disasters. While we are generally insured against direct losses resulting from event cancellations due to circumstances outside of our reasonable control, one or more of the factors described above could cause a long-term reduction in the willingness of exhibitors and attendees to travel to attend our trade shows, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may fail to accurately monitor or respond to changing market trends and adapt our trade show portfolio accordingly.

Our success depends in part upon our ability to monitor changing market trends and to adapt our trade shows, acquire existing trade shows or launch new trade shows to meet the evolving needs of existing and emerging target audiences. The process of researching, developing, launching and establishing profitability for a new trade show may lead to initial operating losses. In 2019, we launched five new events. Our efforts to adapt our trade shows, or to introduce new trade shows into our portfolio, in response to our perception of changing market trends, may not succeed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we fail to attract leading brands as exhibitors in, or high-quality attendees to, our trade shows, we may lose the benefit of the self-reinforcing “network effect” that many of our shows enjoy today.

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

We may not fully realize the expected results and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.

We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. Recently introduced strategic initiatives include our efforts to: (i) implement event plans to standardize marketing and sales planning across our event portfolio, (ii) introduce value-based pricing in order to improve transparency and customer satisfaction while driving yield improvement, and (iii) enhance our data analytics capabilities to develop new commercial insights. If we are not able to effectively execute on our strategic initiatives, if we do not adequately leverage technology to improve operating efficiencies or if we are unable to develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.

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

We depend on our top five trade shows to generate a significant portion of our revenues. For the year ended December 31, 2019, our top five shows were KBIS, ASD Market Week March, ASD Market Week August, Outdoor Retail Summer Market and NY NOW Summer. For the year ended December 31, 2019, these shows represented 29.8% of our total revenues. Notwithstanding the fact that ASD Market Week and NY NOW represent multiple product categories and that all of our top five shows are highly diversified by customer, a significant decline in the performance or prospects of any one of these significant trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our exhibitors may choose to use an increasing portion of their marketing and advertising budgets to fund online initiatives or otherwise reduce the amount of money they have available to spend in connection with our trade shows.

Our trade shows generally have high NSF renewal rates, and we expect to continue to derive the substantial majority of our revenues from selling booth space to exhibitors. Although we have not observed a decline in demand for our trade shows as a result of the increasing use of the internet and social media for advertising and marketing, the increasing influence of online marketing and any resulting reductions of the budgets our participants allocate to our trade shows could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We are currently involved in a search for a new Chief Executive Officer. If this search is delayed, our business could be negatively impacted.

On December 3, 2019, Sally Shankland, our Chief Executive Officer and President, provided notice to the Board, that, effective as of the close of business on December 31, 2019, she was resigning from her position as Chief Executive Officer and President. On December 4, 2019, Brian Field, our Chief Operating Officer, was appointed by the Board to the additional roles of Interim President and Chief Executive Officer, effective as of the close of business on December 31, 2019, and until a permanent replacement for Ms. Shankland is named. We are currently undertaking a search for a permanent chief executive officer. The transition to a permanent chief executive officer may be disruptive to our business and, during the transition period, there may be uncertainty among investors and others concerning our future direction and performance. It also may be more difficult for us to recruit and retain other personnel until a permanent chief executive officer is identified. Changes in our company as a result of management transitions, including the fact that our current Chief Operating Officer is serving on an interim basis in a dual role that may result in significant time constraints and burdens on performing each such role, could have a disruptive impact on our ability to implement our strategy and could negatively impact our business, financial condition and results of operations.

We may lose the services of members of our senior management team or of certain of our key full time employees and we may not be able to replace them adequately.

Since mid-2019, we have made significant changes to our senior management team, including the recent announcement of our incoming Chief Financial Officer. Transition associated with such changes has required and may continue to require significant management attention and consumes time and resources, potentially having an adverse effect on our business. Furthermore, we benefit substantially from the leadership and experience of members of our senior management team and we depend on their continued services to successfully implement our business strategy. The loss of any member of our senior management team or other key employee could materially and adversely affect our financial condition and results of operations. We do not currently maintain key man insurance for any of our senior executives. We cannot be certain that we will continue to retain our executives’ services, or the services of other key personnel, many of whom have significant industry experience and/or institutional knowledge. Moreover, we may not be able to attract and retain other qualified personnel. The loss of the services of senior management or other key full-time employees, or our inability to attract and retain other qualified personnel, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

During 2019 and 2018, we recorded non-cash adjustments to our recorded asset balance for certain intangible assets, and we may be required to record further such adjustment in future periods that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. Slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that our intangible assets or goodwill carrying values exceed their fair values, which could lead to potential impairments that could impact our operating results.

For the year ended December 31, 2019, we recorded non-cash goodwill impairments of $69.4 million and non-cash intangible asset impairments of $8.7 million and $8.3 million for certain customer relationships and certain trade names, respectively. For the year ended December 31, 2018, we recorded non-cash impairments of $90.6 million related to certain of our trade names, and non-cash impairments of $13.7 million relating to definite-lived intangibles, consisting principally of certain customer relationships. There can be no assurance that we will not record further impairment charges in future periods.

In addition, we implemented a new segment reporting structure during the fourth quarter of 2019, which changed the number of reporting units. We test for goodwill impairment at the reporting unit level and consider the amount of headroom, or the difference between the fair value of a reporting unit and its carrying value, when determining whether any impairment exists. In connection with our impairment testing in the fourth quarter of 2019, we determined that several of our reporting units have less than 5% of headroom. As a result, there can be no assurance that the change in our segment reporting structure will not result in further impairment charges in future periods.

We intend to continue to be acquisitive, and our acquisition growth strategy entails risk.

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

In furtherance of our strategy of growth through acquisitions, we routinely review and conduct investigations of potential acquisitions, some of which may be material. When we believe a favorable opportunity exists, we seek to enter into discussions with target shows or sellers regarding the possibility of such acquisitions. At any given time, we may be in discussions with one or more counterparties. There can be no assurances that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated

Our rebranding strategy may not produce the benefits expected, may involve substantial costs and may not be favorably received by customers.

We recently announced the unveiling of our new “Emerald” brand name and logo. In the coming months, we will begin the process of transitioning away from the use of the “Emerald Expositions” name and rebranding as “Emerald.”

While we have previously placed less focus on our corporate brand than on our individual trade show brands, we believe that developing and maintaining awareness of the Company and the Company's brand is important to achieving increased recognition of our diversified event portfolio and attracting new and existing customers to our events. We believe that the importance of brand recognition will increase as competition in the trade show and live event market intensifies. Successful promotion of the Emerald brand will depend on the effectiveness of our marketing efforts and on our ability to produce market leading trade shows, conferences and live events. We plan to continue investing substantial resources to promote the Emerald brand, but there is no guarantee that we will be able to achieve or maintain brand name recognition or status under the new brand, “Emerald,” that is comparable to the recognition and status previously enjoyed by the “Emerald Expositions” brand. Even if our corporate brand recognition and loyalty increases, this may not result in increased revenue and profitability for our individual trade show, conference and other event brands.

For these reasons, our rebranding initiative may not produce the benefits expected, could adversely affect our ability to retain and attract customers, and may have a material adverse effect on our business, financial condition, cash flows and results of operations.

We rely on digital media and print publications to stay in close contact with, and market to, our existing event audiences.

While revenue generated from our other marketing services represented 8% of our revenue for the year ended December 31, 2019, our ability to effectively engage with target audiences for our events depends in part on our ability to generate engaging and informative content for our other marketing services, including our digital media and print publication properties. The media industry is highly competitive and continues to evolve rapidly, with an increasing number of alternative methods for the production and delivery of content. If we are unable to generate timely and relevant content for our audiences, exploit new and existing technologies to distinguish our digital media and print publications from those of our competitors, or adapt to new distribution methods in order to provide enhanced user experiences, both our other marketing services and event revenues could decline, which may have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Recently, there have been significant changes to U.S. trade policies, treaties and tariffs, which have resulted in uncertain economic and political conditions that have made it difficult for us and our exhibitors or attendees to accurately forecast and plan future business activities. For example, the U.S. has imposed tariffs on certain products imported into the U.S. from China, the European Union and other countries, and could impose additional tariffs or trade restrictions. Such changes to U.S. policies related to global trade and tariffs have resulted in uncertainty surrounding the future of the global economy and have resulted in certain retaliatory trade measures and tariffs implemented by other countries. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and have a material adverse effect on the business and financial condition of our exhibitors and attendees, which in turn would negatively impact us.

Changes in our income tax rates or other indirect taxes may affect our future financial results.

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, including the Tax Cuts and Jobs Act enacted in December 2017. The Tax Cuts and Jobs Act introduced significant changes to U.S. income tax law. Accounting for the income tax effects of the Tax Cuts and Jobs Act has required significant judgments and estimates as well as accumulation of information not previously provided for in U.S. tax law. As additional regulatory or accounting guidance related to the Tax Cuts and Jobs Act is issued, our analysis may change, which could materially affect our tax obligations and effective tax rate. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

A loss or disruption of the services from one or more of the limited number of outside contractors who specialize in decoration, facility set-up and other services in connection with our trade shows could harm our business.

We, and to a greater extent, our exhibitors, use a limited number of outside contractors for decoration, facility set-up and other services in connection with our trade shows, and we and our exhibitors rely on the availability, capability and willingness of these contractors to provide services on a timely basis and on favorable economic and other terms. Notwithstanding our long-term contracts with many of these contractors, many factors outside our control could harm these relationships and the availability, capability or willingness of these contractors to provide these services on acceptable terms. The partial or complete loss of these contractors, or a significant adverse change in our or our exhibitors’ relationships with any of these contractors, could result in service delays, reputational damage and/or added costs that could harm our business and customer relationships to the extent we or our exhibitors are unable to replace them in a timely or cost-effective fashion, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

In addition, some facilities where we hold our trade shows require decorators, facility set-up and other service providers to use unionized labor. Any union strikes or work stoppages could result in delays in launching or running our trade shows and other events held at such facilities, reputational damage and/or added costs, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

From time to time, we launch new trade shows or new initiatives with respect to current trade shows. In 2019, we launched five new events. We may expend significant management time and start-up expenses during the development and launch of new trade shows or initiatives, and if such trade shows or initiatives are not successful or fall short of expectations, we may be adversely affected. Because we have limited resources, we must effectively manage and properly allocate and prioritize our efforts. There can be no assurance that we will be successful or, even if successful, that any resulting new trade shows or new initiatives with respect to current trade shows will achieve customer acceptance.

We do not own certain of the trade shows that we operate or certain trademarks associated with some of our shows.

The risks associated with our relationships with industry trade associations or other third-party sponsors of our events are particularly applicable in the case of KBIS, which is owned by the National Kitchen and Bath Association, and in the case of CEDIA and our Military trade shows, which are the trade shows in our portfolio where the show trademarks are owned by an industry association or other third party and not by us. Any material disruption to our relationship with these third parties could have a material adverse impact on the revenue stream from these trade shows.

The infringement or invalidation of proprietary rights could have an adverse effect on our business.

We rely on trademark, trade secret and copyright laws in the United States and on company policies and confidentiality agreements with our employees, consultants, advisors and collaborators to protect our proprietary rights, including with respect to the names of our trade shows, our exhibitor and attendee contact databases and other intellectual property rights. Our confidentiality agreements may not provide adequate protection of our proprietary rights in the event of unauthorized use or disclosure of our proprietary information or if our proprietary information otherwise becomes known, or is independently developed, by competitors. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business. We rely on our trademarks, trade names and brand names to distinguish our trade shows from those of our competitors, and have registered and applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved or that our federal registrations will be upheld if challenged. Third parties may oppose our applications or otherwise challenge our use of our trademarks through administrative processes or litigation. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and/or services, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will identify all such infringements or have adequate resources to properly enforce our trademarks.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems and certain third-party providers to effectively manage our business data, communications, vendor relationships, order entry and fulfillment and other business and financial processes. We also rely on internet service providers, mobile networks and other third-party systems to operate our business. We are currently in the process of reviewing and updating our information technology systems and processes in order to enhance our data analytics capability. This implementation process will consume time and resources and may not result in our desired outcome or improved financial performance. Our failure to properly and efficiently implement our information technology systems, or the failure of our information technology systems to perform as we anticipate, could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of revenue and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures and viruses. While we maintain disaster recovery plans, any such damage or interruption could have a material adverse effect on our business.

We could fail to protect certain employee or customer data.

We, and third-party providers on our behalf, collect and retain certain employee and customer data, including personally identifiable information, and, in some cases, credit card data. Our various information technology systems enter, process, summarize and report such data. The integrity and protection of such data is critical to our business, and our customers and employees have an expectation that we will adequately protect their personal information. Public attention regarding the use of personal information and data transfer has increased in recent years, and the regulatory environment governing information, security and privacy laws, as well as the requirements imposed on us by the credit card industry, are increasingly demanding and continue to evolve rapidly. The changing nature of privacy laws in the U.S., the European Union and elsewhere, including the European Union’s General Data Privacy Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act, which became effective in January 2020, could impact our processing of personal and sensitive information of our employees, vendors and customers. The GDPR introduced new fines and penalties for a breach of requirements, which may result in significant fines of up to 4% of annual global revenues, or €20.0 million, whichever is greater. Maintaining compliance with applicable information security and privacy regulations could increase our operating costs and require significant management time and attention.  Failure to comply with such regulations may subject us to negative publicity, government scrutiny or remedies that may harm our business, including fines or demands that we modify or cease existing business practices. We rely on third-party vendors to, among other things, host our websites, customer databases and billing system. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers, adversely affect our brands and business and expose us to third-party liabilities. We exercise limited control over these third-party vendors, which increases our vulnerability to problems with services they provide. Furthermore, a compromised data system or the intentional, inadvertent or negligent release or disclosure of data by us or our third-party providers could result in theft, loss, or fraudulent or unlawful use of customer, employee or company data, any of which could harm our reputation and/or result in costs, fines or lawsuits, which could materially adversely affect our financial condition and operating results.

We face risks associated with event cancellations or other interruptions to our business, which the insurance we maintain may not fully cover.

We maintain business interruption, event cancellation, casualty, general commercial and umbrella and excess liability insurance, as well as policies relating to workers’ compensation, director and officer insurance, property and product liability insurance, and cyber security insurance. Our insurance policies may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of all losses, lost sales or increased costs experienced during business interruptions or event cancellations. For example, we experienced disruptions to ISS Orlando, Surf Expo and ICFF South Florida during the third quarter of 2017 as a result of the impact of Hurricane Irma, cancelled ISS Orlando and Surf Expo during the third quarter of 2019 as a result of Hurricane Dorian, and we may be forced to cancel future trade shows in the event of other natural or man-made disasters. Our recent claims history, combined with the increased frequency of natural disasters due to climate change or other factors, has resulted in increased event cancellation insurance premiums, and we cannot guarantee that such premium increases will not continue in the future or that event cancellation insurance will be available to effectively cover all of our businesses. In addition, many of our trade shows are held in government-owned facilities, including three that are held on military bases operated by the U.S. government. These governmental entities may have the right to exclude us from the venues, or may not give us executed venue contracts until immediately prior to a scheduled trade show. While we are insured against losses arising from event cancellations, we are not reimbursed for any property that is discarded or destroyed or that we are required to replace because our existing assets are temporarily inaccessible. Such losses could have a negative impact on our business.

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

We may face material litigation.

Although we are not currently subject to any litigation that we believe would have a material adverse effect on our business, financial condition, cash flows or results of operations, we may in the future become subject to litigation or claims that arise in the ordinary course of business, including from, among other things, breach of contract, defamation, libel, fraud, negligence, intellectual property infringement, claims arising from the Americans with Disabilities Act (“ADA”), as well as employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, misclassification of independent contractors versus employees, misclassification of exempt versus non-exempt employees and other local, state and federal labor law violations. Litigation can be expensive, time-consuming and disruptive to normal business operations, including to our management team due to the increased time and resources required to respond to and address the litigation. An unfavorable outcome with respect to any particular matter or costs related to the settlement of any such matter could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may be unable to fully utilize the benefits associated with tax deductible amortization expenses.

As a result of our historical acquisitions, we have generated an aggregate balance of approximately $498.2 million of tax deductible amortization expenses as of December 31, 2019 that are available to us ratably over a 15 year period. To the extent that we generate taxable income in the future, we expect to be able to utilize our amortization expenses to reduce taxable income and offset our cash tax outlays. Should we generate taxable losses in the future, our ability to monetize these amortization expenses may be deferred. To the extent possible, we will structure our operating activities to minimize our income tax liabilities. However, there can be no assurance that we will be able to reduce such liabilities to a specified level.

Risks Relating to our Indebtedness

Our substantial indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.

We have a significant amount of indebtedness. As of December 31, 2019, we had $530.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $139.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (as defined below) (after giving effect to $1.0 million of outstanding letters of credit).

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

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the Amended and Restated Senior Secured Credit Facilities) has occurred and is continuing, we have the option to add one or more incremental term loan or revolving credit facilities or increase commitments under the Amended and Restated Revolving Credit Facility by an aggregate amount of the sum of (X) (i) if the incremental loans are first lien loans, an amount such that the first lien net leverage ratio does not exceed 4.00:1.00, (ii) if the incremental loans are junior lien loans, an amount such that the secured net leverage ratio does not exceed 4.00:1.00, (iii) if the incremental loans are unsecured, either the total net leverage ratio does not exceed 5.00:1.00 or the fixed charge coverage ratio is not less than 2.00:1.00, or, in each case, if the incremental loans are incurred with a permitted acquisition, an amount such that the applicable leverage ratio will not increase as a result of the permitted acquisition (on a pro forma basis giving effect to the incremental loans); plus (Y) an amount equal to certain prior voluntary prepayments, loan buybacks and commitment reductions of loans under the Amended and Restated Senior Secured Credit Facilities, plus (Z) an amount equal to the greater of $160 million and 100% of Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). As of December 31, 2019, we had $530.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $139.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $10.0 million in outstanding borrowings under our Amended and Restated Revolving Credit Facility and $1.0 million of outstanding letters of credit). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

To service our indebtedness, we require a significant amount of cash, which depends on many factors beyond our control.

Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Amended and Restated Senior Secured Credit Facilities will be adequate to meet our liquidity needs for the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us under our Amended and Restated Senior Secured Credit Facilities in amounts sufficient to enable us to fund our liquidity needs. In addition, borrowings under our Amended and Restated Term Loan Facility are subject to mandatory prepayments under specified circumstances, including 50.0% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

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

The Amended and Restated Term Loan Facility and the Amended and Restated Revolving Credit Facility are scheduled to mature in May 2024 and May 2022, respectively. As of December 31, 2019, we had $530.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $139.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $10.0 million in outstanding borrowings under our Amended and Restated Revolving Credit Facility and $1.0 million of outstanding letters of credit).

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

Borrowings under our Amended and Restated Senior Secured Credit Facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are still low on a historical basis and are projected to rise in the future. If interest rates rise, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed may remain the same, and our net income and cash flows will correspondingly decrease. Assuming no prepayments of the Amended and Restated Term Loan Facility (under which we had $530.9 million of borrowings outstanding as of December 31, 2019) and that the $150.0 million Amended and Restated Revolving Credit Facility is fully drawn (and to the extent that LIBOR is in excess of the floor rate of our Amended and Restated Senior Secured Credit Facilities), each 0.125% change in interest rates would result in a $0.9 million change in annual interest expense on the indebtedness under our Amended and Restated Senior Secured Credit Facilities.

Discontinuation, reform, or replacement of LIBOR may adversely affect our variable rate debt.

Borrowings under our Amended and Restated Senior Secured Credit Facilities are at variable rates of interest, primarily based on the London Interbank Offered Rate for deposits of U.S dollars (“LIBOR”). LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve Board and other central banks, the supply of and demand for credit in the London interbank market, and general economic conditions. In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, is considering replacing U.S. dollar LIBOR with a newly created index, calculated with a broad set of short-term repurchase agreements backed by treasury securities. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the U.S. or elsewhere. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.

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

As of December 31, 2019, Onex beneficially owned approximately 47.1 million shares of our common stock, representing approximately 66.0% of our outstanding common stock. Accordingly, for so long as Onex continues to hold the majority of our common stock, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken that conflict with the interests of our other stockholders. This concentration of ownership could have the effect of deterring or preventing a change in control transaction that might otherwise be beneficial to our stockholders. In addition, Onex may in the future own businesses that directly compete with ours.

Our directors who have relationships with Onex may have conflicts of interest with respect to matters involving us.

Two of our eight directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’ ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.  In January 2018, Onex completed its acquisition of SMG Holdings Inc. (“SMG”), a leading global manager of convention centers, stadiums, arenas, theaters, performing arts centers and other venues. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). Certain of our events are staged in ASM managed venues and two of our directors affiliated with Onex are also directors of ASM.

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

We have incurred and will continue to incur increased costs as a result of being a public company and in the administration of our organizational structure.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC, costs associated with investor relations activities, and costs associated with NYSE listing and compliance. We also have incurred brokerage fees associated with repurchasing shares of our common stock. We have incurred and will continue to incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our expenses related to insurance, legal, accounting, financial and compliance activities, as well as other expenses, and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

In connection with becoming a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and procedures and hiring additional accounting or internal audit staff or consultants. We have hired a third-party service provider to assist us with implementation of our internal audit function. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

Future sales, or the perception of the potential for future sales, of the shares of our common stock in the public market by us or our existing stockholders could cause our stock price to fall.

As of December 31, 2019, we had 71,351,953 shares of common stock outstanding. Of these securities, approximately 24.1 million shares of common stock are freely tradable without restriction or further registration under federal securities laws. The approximately 47.3 million shares of common stock owned by our officers, directors and affiliates, as that term is defined in the Securities Act of 1933, as amended (the “Securities Act”), are “restricted securities” under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available.

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

Although our board of directors has authorized share repurchases programs that commenced in 2019 and 2018   could authorize future additional share repurchase programs in 2020, these authorizations do not and would not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares of our common stock. We cannot guarantee that any such repurchase program will be fully consummated or that it will enhance long-term stockholder value. A repurchase program could affect the trading price of our stock and increase volatility, and any announcement of a termination of a repurchase program may result in a decrease in the trading price of our stock. In addition, a repurchase program could diminish our cash reserves.

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

We paid a dividend of $0.0725 per share in the first quarter of 2019 and a dividend of $0.0750 per share in the second, third and fourth quarters of 2019. On February 7, 2020, our board of directors approved the payment of a cash dividend of $0.0750 per share for the quarter ending March 31, 2020 to holders of record of the Company’s common stock. The dividend is expected to be paid on or about March 6, 2020 to holders of record of our common stock as of February 21, 2020. The payment of cash dividends in future quarters is subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Our Amended and Restated Senior Secured Credit Facilities restrict our ability to pay dividends on our common stock. We expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt.”

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

Provisions in our amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws, as well as provisions of the Delaware General Corporation Law (the “DGCL”), could make it more difficult for a third party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders, including in transactions in which stockholders might otherwise receive a premium for their shares. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

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

•	provide that our board of directors is expressly authorized to adopt, alter, or repeal our second amended and restated bylaws;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
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

Our amended and restated certificate of incorporation, as amended, provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation, as amended, provides, subject to limited exceptions, unless we consent to an alternative forum, that the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, stockholder, employee or agent of the Company to us or our stockholders, (iii) any action asserting a claim against us, or our directors, officers or other employees, arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us, or our directors, officers, stockholders or other employees, governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have four key offices located in San Juan Capistrano, California; Alpharetta, Georgia; New York, New York; and Culver City, California. We also have several other smaller locations throughout the United States, including in White Plains, New York; Hasbrouck Heights, New Jersey; Marco Island, Florida; Boca Raton, Florida; Santa Barbara, California; Rye, New Hampshire; Framingham, Massachusetts; Blue Ash, Ohio; and Louisville, Kentucky. We lease our offices from third parties on market terms and, in some cases following an acquisition, through transition services agreements with the applicable seller.

Item 3. Legal Proceedings.

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Note 15, Commitments and Contingencies, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol "EEX". The approximate number of record holders of our common stock on February 10, 2020 was 29. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In July 2019, we announced that our Board of Directors had authorized a $30 million share repurchase program. Share repurchases may be made from time to time through and including July 31, 2020, subject to early termination or extension by the board, through open-market purchases, either with or without a 10b5-1 plan, block transactions, privately negotiated purchases or otherwise. The repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase and the timing and amount of any shares repurchased under the program will depend on a variety of factors, including available liquidity, general market and economic conditions, regulatory requirements, capital structure optimization, valuation metrics and other factors.

In November 2018, we announced that our Board of Directors had authorized a $20 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2019, subject to early termination or extension by the board, through open-market purchases, either with or without a 10b5-1 plan, block transactions, privately negotiated purchases or otherwise. The repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase and the timing and amount of any shares repurchased under the program will depend on  a variety  of  factors,  including  available liquidity, general market and economic conditions, regulatory requirements, capital structure optimization, valuation metrics and other factors. There were no remaining amounts available to repurchase shares related to the share repurchase plan announced in November 2018 at December 31, 2019.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2019, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2019 - October 31, 2019	239,739	$9.73	$23.8
November 1, 2019 - November 30, 2019	165,227	9.74	22.2
December 1, 2019 - December 31, 2019	—	—	22.2
Total	404,966

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and the Dow Jones Business Support Services Index for the period from April 28, 2017, the first day our stock began trading on the New York Stock Exchange, through December 31, 2019. The comparison assumes an initial investment of $100 at the close of business on April 28, 2017 in our stock and in each of the indices and also assumes the reinvestment of dividends where applicable. This historical performance is not necessarily indicative of future performance.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2019, 2018, 2017, 2016 and 2015, and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, have been derived from our audited consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements and related accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019(1)	2018(1)	2017(1)	2016(1)	2015(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenue	$360.9	$380.7	$341.7	$323.7	$306.4
Other income	6.1	—	6.5	—	—
Cost of revenues	120.2	112.1	95.0	84.4	83.4
Selling, general and administrative expenses(2)	133.4	121.8	121.9	98.9	93.1
Depreciation and amortization expense	52.0	46.8	43.2	40.0	39.1
Goodwill impairments(3)	69.1	—	—	—	—
Intangible asset impairments(4)	17.0	104.3	—	—	8.9
Operating (loss) income	$(24.7)	$(4.3)	$88.1	$100.4	$81.9
Interest expense	30.3	29.1	38.3	51.4	52.0
Loss on extinguishment of debt(5)	—	—	3.0	12.8	—
(Loss) income before income taxes	$(55.0)	$(33.4)	$46.8	$36.2	$29.9
(Benefit from) provision for income taxes	(5.0)	(8.3)	(35.0)	14.0	10.3
Net (loss) income and comprehensive (loss) income	$(50.0)	$(25.1)	$81.8	$22.2	$19.6

Net (loss) income per share attributable to common stockholders
Basic	$(0.70)	$(0.34)	$1.19	$0.36	$0.32
Diluted	$(0.70)	$(0.34)	$1.13	$0.35	$0.31
Weighted average common shares outstanding
Basic	71,719	72,887	68,912	61,859	61,847
Diluted	71,719	72,887	72,116	63,294	62,516
Dividends declared per common share	$0.2975	$0.2875	$0.2100

Statement of cash flows data:
Net cash provided by operating activities	$67.8	$103.9	$110.8	$93.0	$87.8
Net cash used in investing activities	$(16.7)	$(74.7)	$(95.5)	$(51.9)	$(87.0)
Net cash used in financing activities	$(62.0)	$(19.6)	$(19.3)	$(42.5)	$(26.3)

	As of December 31,
	2019	2018	2017	2016	2015
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$9.6	$20.5	$10.9	$14.9	$16.3
Total assets(6)	$1,471.7	$1,580.0	$1,637.9	$1,572.5	$1,538.1
Total debt(7)	$535.4	$569.9	$554.2	$702.1	$731.6
Total liabilities	$831.5	$871.7	$876.7	$1,044.8	$1,035.6

(1)

Financial data for the year ended December 31, 2019 includes the results of G3 Communications since its acquisition on November 1, 2019. Financial data for the year ended December 31, 2018 includes the results of the Technology Brands since their acquisition on August 20, 2018 and BDNY, since their acquisition on October 15, 2018. Financial data for the year ended December 31, 2017 includes the results of CEDIA since its acquisition on January 25, 2017, InterDrone since its acquisition on March 10, 2017, Snow Show since its acquisition on May 24, 2017 and CPMG since its acquisition on November 29, 2017. Financial data for the year ended December 31, 2016 includes the results of IGES since its acquisition on August 1, 2016, Collective since its acquisition on August 8, 2016, Digital Dealer since its acquisition on October 11, 2016, Pavement since its acquisition on October 18, 2016, RFID LIVE! since its acquisition on November 15, 2016 and ACRE since its acquisition on December 13, 2016.  Financial data for the year ended December 31, 2015 includes the results of HCD Group since their acquisition on February 27, 2015, Pizza Group since their acquisition on March 3, 2015, HOW since its acquisition on October 14, 2015 and Fastener Expo since its acquisition on November 12, 2015.

(2)

Selling, general and administrative expenses for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 included $6.4 million, $9.2 million, $23.5 million, $7.7 million and $5.1 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 were stock-based compensation expenses of $7.7 million, $6.1 million, $2.4 million, $3.0 million and $5.1 million, respectively.

(3)

The goodwill impairments for the year ended December 31, 2019, represent a non-cash impairment charge of $9.3 million in connection with the interim August 31, 2019 testing of goodwill for impairment and a non-cash impairment charge of $59.8 million for goodwill in connection with the Company’s annual October 31, 2019 testing of goodwill for impairment. No other goodwill impairments were recorded in any other of the years presented.

(4)

The intangible asset impairments for the years ended December 31, 2019, 2018 and 2015 were recorded to align the carrying value of certain trade name and customer relationship intangible assets with their fair value.  No other intangible asset impairments were recorded in any of the other years presented.

(5)

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

(6)

As of December 31, 2019, total assets included goodwill of $980.3 million and intangible assets, net, of $373.8 million. As of December 31, 2018, total assets included goodwill of $1,036.5 million and intangible assets, net, of $435.3 million. As of December 31, 2017, total assets included goodwill of $993.7 million and intangible assets, net, of $545.0 million. As of December 31, 2016, total assets included goodwill of $930.3 million and other intangible assets, net, of $541.2 million. As of December 31, 2015, total assets included goodwill of $890.3 million and other intangible assets, net, of $559.4 million.

(7)

As of December 31, 2019, total debt of $535.4 million consisted of $525.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.0 million and unamortized original issue discount of $2.5 million and $10.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2018, total debt of $569.9 million consisted of $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.6 million and unamortized original issue discount of $3.0 million and $40.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2017, total debt of $554.2 million consisted of $562.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $4.4 million and unamortized original issue discount of $3.6 million. As of December 31, 2016, total debt of $702.1 million consisted of $713.3 million of borrowings outstanding under our term loan facility (as then in effect), net of unamortized deferred financing fees of $5.2 million and unamortized original issue discount of $6.0 million. As of December 31, 2015, total debt of $731.6 million consisted of $535.9 million of borrowings outstanding under our term loan facility (as then in effect), net of unamortized deferred financing fees of $7.1 million and unamortized original issue discount of $7.2 million, $195.7  million  in  aggregate  principal  amount  of  the  Senior  Notes,  net  of unamortized deferred financing fees of $4.3 million.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2019. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019	Dec. 31, 2018	Sept. 30, 2018	Jun. 30, 2018	Mar. 31, 2018
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$44.9	$75.6	$103.0	$137.4	$57.0	$103.1	$78.4	$142.2
Other income	—	6.1	—	—	—	—	—	—
Cost of revenues	17.4	24.6	32.3	45.9	20.4	25.9	24.4	41.4
Selling, general and administrative expenses	31.4	33.7	33.1	35.1	31.8	29.7	28.0	32.3
Depreciation and amortization expense	12.8	12.9	13.2	13.2	12.6	11.4	11.4	11.4
Goodwill impairments	59.8	9.3
Intangible asset impairments	—	17.0	—	—	104.3	—	—	—
Operating (loss) income	(76.5)	(15.8)	24.4	43.2	(112.1)	36.1	14.6	57.1
Interest expense	7.0	7.5	7.8	8.0	8.0	7.3	7.3	6.5
(Loss) income before income taxes	(83.5)	(23.3)	16.6	35.2	(120.1)	28.8	7.3	50.6
(Benefit from) provision for income taxes	(15.3)	(3.6)	5.2	8.7	(30.1)	7.9	1.4	12.5
Net (loss) income and comprehensive (loss) income	$(68.2)	$(19.7)	$11.4	$26.5	$(90.0)	$20.9	$5.9	$38.1

Basic (loss) earnings per share	$(0.96)	$(0.27)	$0.16	$0.37	$(1.24)	$0.29	$0.08	$0.52
Diluted (loss) earnings per share	$(0.96)	$(0.27)	$0.16	$0.36	$(1.24)	$0.28	$0.08	$0.50
Basic weighted average common shares outstanding	71,349	71,796	71,905	71,825	72,868	73,063	72,896	72,715
Diluted weighted average common shares outstanding	71,349	71,796	72,965	73,029	72,868	75,398	75,821	75,819

Dividend declared per common share	$0.0750	$0.0750	$0.0750	$0.0725	$0.0725	$0.0725	$0.0725	$0.0700

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

Overview and Background

Emerald is a leading operator of business-to-business trade shows in the United States. Leveraging our shows as key market-driven platforms, we combine our events with effective industry insights, digital tools, and data-focused solutions to create uniquely rich experiences. Emerald strives to build its customers’ businesses by creating opportunities that deliver tangible results.

All of our trade show franchises typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is held at least annually, with certain franchises offering multiple editions per year. As our shows are frequently the largest and most well attended in their respective industry verticals, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these attendees makes our trade shows “must-attend” events for our exhibitors, further reinforcing the leading positions of our trade shows within their respective industry verticals. Our attendees use our shows to fulfill procurement needs, source new suppliers, reconnect with existing suppliers, identify trends, learn about new products and network with industry peers, which we believe are factors that make our shows difficult to replace with non-face-to-face events. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers.

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event.  In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

Organic Growth Drivers

We are primarily focused on generating organic growth by understanding and leveraging the drivers for increased exhibitor and attendee participation at trade shows. Creating new opportunities for exhibitors to influence their market, engage with significant buyers, generate incremental sales and expand their brand’s awareness in their industry builds further demand for exhibit space and strengthens the value proposition of a trade show, generally allowing us to modestly increase booth space pricing annually across our portfolio. At the same time, our trade shows provide attendees with the opportunity to enhance their industry connectivity, develop relationships with targeted suppliers and distributors, discover new products, learn about new industry developments, celebrate their industry’s achievements and, in certain cases, obtain continuing professional education credits, which we believe increases their propensity to return and, consequently, drives high recurring participation among our exhibitors. By investing in and promoting these tangible and return-on-investment linked outcomes, we believe we will be able to continue to enhance the value proposition for our exhibitors and attendees alike, thereby driving strong demand and premium pricing for exhibit space, sponsorship opportunities and attendee registration.

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 18 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of GLM, ranging from approximately $5.0 million to approximately $54.0 million, and annual revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples. The 18 acquisitions we have completed are described as follows:

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

•

Snow Show — On May 24, 2017, we acquired the trade show Snow Show from SnowSports Industries America. When acquired, Snow Show was the largest snow sports industry event in North America and was ranked 67th in the TSNN Top 250 trade shows in the United States in 2016. Starting in January 2018, Snow Show merged with Outdoor Retailer to become Outdoor Retailer + Snow Show, endorsed and sponsored by SnowSports Industries America and OIA.

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

•

Boutique Design New York (“BDNY”) and related assets – On October 15, 2018, we acquired BDNY and related assets from ST Media Group International and Hospitality Media Group.  BDNY is a leading trade show and conference for boutique hospitality design professionals, primarily serving the eastern United States, Canada and Europe.  BDNY has been recognized among the fastest-growing trade shows in the U.S. for the past five years and was ranked the 145th largest U.S. trade show by Trade Show News Network in 2017.

•

G3 Communications (“G3”) – On November 1, 2019, we acquired G3. G3 is the producer of the B2B Marketing Exchange event series and is a creator of custom content and lead generation services. Through its mix of events, digital publications and marketing services, G3 helps B2B organizations develop revenue-producing, comprehensive campaigns by providing content ideation, creation and distribution services.

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

•

Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first quarter of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable and material.

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

Basis of Presentation

As described in Note 17, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we have made certain changes that changed the determination of our reportable segments. These changes were made to be consistent with the information provided our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

The following discussion provides additional detailed disclosure for the two reportable segments, the All Other category and the Corporate-Level Activity category:

Commerce:  This segment includes events and services covering merchandising, licensing, retail sourcing and marketing to enable professionals to make informed decisions and meet consumer demands.

Design and Technology: This segment includes events and services that support a wide variety of industries connecting businesses and professionals with products, operational strategies, and integration opportunities to drive new business and streamline processes and creative solutions.

All Other: This category consists of Emerald’s remaining operating segments, which provide diverse events and services but are not aggregated with the reportable segments. Each of the operating segments in the All Other category represents less than 10% of consolidated revenue and does not meet the criteria to be a separate reportable segment.

Corporate-Level Activity: This category consists of Emerald’s finance, legal, information technology and administrative functions.

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

We define “organic revenue growth” and “organic revenue decline” as the growth or decline, respectively, in our revenue from one period to the next, adjusted for the revenue impact of: (i) acquisitions and dispositions, (ii) discontinued events, (iii) material show scheduling adjustments and (iv) event cancellations for which the Company has received, or expects to receive, claim proceeds from its event cancellation insurance policy.  We disclose changes in Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and Emerald’s board of directors evaluate changes in Organic revenues to understand underlying revenue trends of its events.  Organic revenue is not defined under GAAP, and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Organic revenue reflects certain adjustments that we consider not to be indicative of our ongoing operating performance. Because not all companies use identical calculations, our presentation of Organic revenue may not be comparable to other similarly titled measures used by other companies.

Organic Revenue

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP.  Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP.  Also, Organic revenues is not necessarily comparable to similarly titled measures used by other companies.

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

Cost of Revenues

•

Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 19%, 21% and 21% of our total cost of revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and 6% of our total revenues for each of the years ended December 31, 2019, 2018 and 2017.

•

Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 17%, 18% and 20% of our total cost of revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and 6%, 5% and 6% of our total revenues for the year ended December 31, 2019, 2018 and 2017, respectively.

•

Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 12%, 13% and 15% of our total cost of revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and 4% of our total revenues for each of the years ended December 31, 2019, 2018 and 2017.

•

Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 6%, 5% and 6% of our total cost of revenues for each of the years ended December 31, 2019, 2018 and 2017, respectively, 2% of our total revenues for each of the years ended December 31, 2019, 2018 and 2017.

•

Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 46%, 43% and 38% of our total cost of revenues for the years ended December 31, 2019, 2018 and 2017, respectively, and 16%, 13% and 11% of our total revenues for the year ended December 31, 2019, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

•

Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 61%, 59% and 51% of our total selling, general and administrative expenses for the years ended December 31, 2019, 2018 and 2017, respectively, and 22%, 19% and 18% of our total revenues for each of the years ended December 31, 2019, 2018 and 2017, respectively.

•

Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Direct trade show costs are recorded in cost of revenues. All other costs are recorded in selling, general and administrative expenses. Miscellaneous expenses represented 39%, 41% and 36% of our total selling, general and administrative expenses, for the years ended December 31, 2019, 2018 and 2017, respectively, and 15%, 13% and 13% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

•

Management Fee. Following the Onex Acquisition, we paid a $0.8 million annual management fee under the services agreement between Onex and the Company (the “Services Agreement”). The Services Agreement with Onex was terminated in connection with the IPO for no consideration.

Interest Expense

Interest expense represents interest payments and refinancing fees paid to our lenders. On May 22, 2017, we refinanced our senior secured credit facilities with the Amended and Restated Senior Secured Credit Facilities (the “2017 Refinancing”). As a result, interest expense for the year ended December 31, 2017 principally represented interest paid in respect of our former senior secured credit facilities, as well as interest paid in respect of the Amended and Restated Senior Secured Credit Facilities. We further amended the Amended and Restated Senior Secured Credit Facilities in November 2017 to reduce the applicable interest rates. Interest expense for the years ended December 31, 2019 and 2018 principally represented interest paid in respect of our Amended and Restated Senior Secured Credit Facilities.

Because we refinanced our outstanding indebtedness in May 2017 (including reducing our total amount of indebtedness outstanding using proceeds from the IPO during the second quarter of 2017) and also re-priced the Amended and Restated Term Loan Facility in November 2017, interest expense for the periods presented in this Annual Report on Form 10-K may not be comparable to each other or to interest expense for future periods.

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of ten to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. During 2018, we changed certain of our trade name intangibles assets from indefinite-lived to definite-lived assets, with estimated useful lives of between 10 and 30 years. As a result of the change in estimated useful lives of certain of our trade name intangible assets, we recorded $5.9 and $1.0 million in additional amortization expense for the years ended December 31, 2019 and 2018, respectively. Depreciation expense relates to property and equipment and represented less than 1% of our total revenues for each of the years ended December 31, 2019, 2018, and 2017.

Income Taxes

Income tax expense consists of U.S. federal, state and local taxes based on income in the jurisdictions in which we operate.

We used substantially all of our federal NOL carryforwards during 2017, and therefore our income tax payment obligations increased during 2018, notwithstanding the overall reduction in federal corporate tax rates as a result of the Tax Cuts and Jobs Act (“Tax Act”), and 2019. We also record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangibles assets, depreciation, stock-based compensation charges and deferred financing costs.

The Tax Act significantly revised the U.S. corporate income tax law by, among other things, decreasing the federal corporate income tax rate from 35% to 21% effective January 1, 2018.  As a result of the reduction in the tax rate, we revalued our U.S. net deferred tax liabilities at December 31, 2017 resulting in a one-time benefit to income tax of approximately $52.1 million recognized in the year ended December 31, 2017 and an adjustment of $0.2 million during the year ended December 31, 2018.

Cash Flow Model

We have favorable cash flow characteristics, as described below (see “—Liquidity and Capital Resources—Cash Flows”), as a result of our high profit margins, low capital expenditures and consistently negative working capital. Our working capital is negative as our current assets are consistently lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable, borrowings under our Amended and Restated Revolving Credit Facility and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and typically recognized as revenue upon completion of each trade show.

The primary driver for our negative working capital is the sales cycle for a trade show, which typically begins during the twelve months prior to a show. In the interim period between the current show and the following show, we continue to sell to new and past exhibitors and collect payments on contracted exhibit space. Most of our exhibitors pay in full in advance of each trade show, whereas the bulk of expenses are paid close to or after the show. Cash deposits start to be received as early as twelve months prior to a show taking place and the balance of booth space fees are typically received in cash one month prior to a show taking place. This highly efficient cash flow model, where cash is received in advance of expenses to be paid, creates a working capital benefit.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net (loss) income before interest expense (including unrealized loss on interest rate swap and floor, net), loss on extinguishment of debt, income tax expense (benefits), depreciation and amortization, stock-based compensation, deferred revenue adjustment, intangible asset impairments, the Onex management fee (for periods prior to our IPO) and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net (loss) income. For a reconciliation of Adjusted EBITDA to net (loss) income, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

Adjusted Net Income

Adjusted Net Income is defined as net income before refinancing charges; loss on extinguishment of debt; stock-based compensation; deferred revenue adjustment; goodwill and intangible asset impairments; the Onex management fee (for periods prior to our IPO); other items that management believes are not part of our core operations; amortization of deferred financing fees and discount; amortization of acquired intangible assets; and tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business’s performance in a way that also considers our ability to generate profit without the impact of certain items. For example, it is useful to exclude stock-based compensation expenses because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business, and these expenses can vary significantly across periods due to timing of new stock-based awards. We also exclude professional fees associated with debt refinancing, the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, impairments and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of the Company’s financial performance. Each of the normal recurring adjustments and other adjustments described in this paragraph help management with a measure of our operating performance over time by removing items that are not related to day-to-day operations.

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net (loss) income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net income. The most directly comparable GAAP measure to Adjusted Net Income is net (loss) income. For a reconciliation of Adjusted Net Income to net (loss) income, see footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$360.9	$380.7	$(19.8)	(5.2)%
Other income	6.1	—	6.1	NM
Cost of revenues	120.2	112.1	8.1	7.2%
Selling, general and administrative expenses(1)	133.4	121.8	11.6	9.5%
Depreciation and amortization expense	52.0	46.8	5.2	11.1%
Goodwill impairments(2)	69.1	—	69.1	NM
Intangible asset impairments(3)	17.0	104.3	(87.3)	(83.7)%
Operating loss	(24.7)	(4.3)	(20.4)	474.4%
Interest expense	30.3	29.1	1.2	4.1%
Loss before income taxes	(55.0)	(33.4)	(21.6)	64.7%
Benefit from income taxes	(5.0)	(8.3)	3.3	(39.8)%
Net loss and comprehensive loss	$(50.0)	$(25.1)	$(24.9)	99.2%

Other financial data (unaudited):
Adjusted EBITDA(4)	$127.8	$162.9	$(35.1)	(21.5)%
Adjusted Net Income(5)	$67.3	$100.2	$(32.9)	(32.8)%
Free Cash Flow(6)	$63.9	$100.4	$(36.5)	(36.4)%

(1)

Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 included $6.4 million and $9.2 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2019 and 2018 were stock-based compensation expenses of $7.7 million and $6.1 million, respectively.

(2)

Goodwill impairments for the year ended December 31, 2019 represents non-cash impairments of $9.3 million and $59.8 million in connection with our August 31, 2019 and October 31, 2019 goodwill impairment testing, respectively. There were no goodwill impairments during the year ended December 31, 2018. See Note 6, Goodwill and Intangible Assets, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash goodwill impairments.

(3)

Intangible asset impairments for the year ended December 31, 2019 included non-cash impairments of $8.7 million and $8.3 million for certain customer relationship intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles. Intangible asset impairments for the year ended December 31, 2018 included non-cash impairments of $90.6 million for certain trade names and $13.7 million for certain customer relationship intangible assets. See Note 6, Goodwill and Intangible Assets, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash intangible asset impairments.

(4)

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

We define Adjusted EBITDA as net (loss) income before (i) interest expense (including unrealized loss on interest rate swap and floor, net, for periods prior to the expiration of our interest rate swap), (ii) loss on extinguishment of debt, (iii) income tax expense, (iv) goodwill impairments, (v) intangible asset impairments, (vi) depreciation and amortization, (vii) stock-based compensation, (viii) deferred revenue adjustment and (ix) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Year Ended December 31,
	2019	2018
	(unaudited)
	(dollars in millions)
Net loss	$(50.0)	$(25.1)
Add (Deduct):
Interest expense	30.3	29.1
Benefit from income taxes	(5.0)	(8.3)
Goodwill impairments(a)	69.1	—
Intangible asset impairments(b)	17.0	104.3
Depreciation and amortization	52.0	46.8
Stock-based compensation expense(c)	7.7	6.1
Deferred revenue adjustment(d)	0.3	0.8
Other items(e)	6.4	9.2
Adjusted EBITDA	$127.8	$162.9

(a)	Represents the non-cash goodwill impairments described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairments described in footnote 3 above.
(c)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(d)

Deferred revenue balances in the opening balance sheets of acquired assets and liabilities for G3, BDNY and CPMG reflected the fair value of the assumed deferred revenue performance obligations at the respective acquisition dates. If the businesses had been continuously owned by us throughout the years presented, the deferred revenue fair value adjustments of $0.3 million and $0.8 million, respectively, would not have been required and the revenues for the years ended December 31, 2019 and 2018 would have increased by $0.3 million and $0.8 million, respectively.

(e)

Other items include amounts management believes are not representative of our core operations.  For the year ended December 31, 2019, the $6.4 million included: (i) $1.4 million in contract termination costs, (ii) $1.2 million in transaction costs in connection with certain acquisition transactions, (iii) $0.2 million in non-recurring legal, accounting, consulting fees and other related activities and (iv) $3.6 million in transition costs, including one-time severance and acquisition integration expenses. For the year ended December 31, 2018, the $9.2 million included: (i) $3.6 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2018, (ii) $1.4 million in legal, accounting and consulting fees related to the secondary offering of our common stock by certain existing stockholders and (iii) $4.2 million in transition costs, including one-time severance and acquisition integration expenses.

(5)

In addition to net (loss) income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net (loss) income for (i) stock-based compensation, (ii) deferred revenue adjustment, (iii) goodwill and intangible asset impairments, (iv) other items that management believes are not part of our core operations, (v) amortization of deferred financing fees and discount, (vi) loss on extinguishment of debt, (vii) amortization of intangible assets and (viii) tax adjustments related to non-GAAP adjustments.

We use Adjusted Net Income as a supplemental metric to evaluate our business’s performance in a way that also considers our ability to generate profit without the impact of certain items.

For example, we exclude the amortization of intangible assets and certain discrete costs, including deferred revenue adjustments, impairments and transaction costs (including professional fees and other expenses associated with acquisition activity) in order to facilitate a period-over-period comparison of our financial performance. This measure also reflects an adjustment for the difference between cash amounts paid in respect of taxes and the amount of tax recorded in accordance with GAAP. Each of the normal recurring adjustments and other adjustments described in this paragraph help to provide management with a measure of our operating performance over time by removing items that are not related to day-to-day operations or are noncash expenses.

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

	Year ended December 31
	2019	2018
	(unaudited)
	(dollars in millions)
Net loss	$(50.0)	$(25.1)
Add (Deduct):
Stock-based compensation expense(a)	7.7	6.1
Deferred revenue adjustment(b)	0.3	0.8
Goodwill impairments(c)	69.1	—
Intangible asset impairments(d)	17.0	104.3
Other items(e)	6.4	9.2
Amortization of deferred financing fees and discount	1.4	1.7
Amortization of acquired intangible assets(f)	49.6	44.6
Tax adjustments related to non-GAAP adjustments(g)	(34.2)	(41.4)
Adjusted Net Income	$67.3	$100.2

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)	Represents the acquired deferred revenue fair value adjustments described in Note 4(d) above.
(c)	Represents the non-cash goodwill impairments described in footnote 2 above.

(d)	Represents the non-cash intangible asset impairments described in footnote 3 above.
(e)	Represents other items described in Note 4(e) above.
(f)	Represents amortization of intangible assets, which are generally amortized over an extended period ranging from seven to thirty years.
(g)	Reflects application of U.S. federal and state enterprise tax rates of 22.6% and 24.9% in the years ended December 31, 2019 and 2018, respectively.
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

	Year Ended December 31,
	2019	2018
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$67.8	$103.9
Less:
Capital expenditures	3.9	3.5
Free Cash Flow	$63.9	$100.4

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP.  Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP.  Also, Organic revenues is not necessarily comparable to similarly titled measures used by other companies.

	Year Ended December 31,		Change
	2019	2018	$	%
	(unaudited) (dollars in millions)
Revenues	$360.9	$380.7	$(19.8)	(5.2%)
Add (deduct):
Acquisition revenues	(10.2)	-
Other(1)	7.1	-
Discontinued events	-	(11.7)
Organic revenues	$357.8	$369.0	$(11.2)	(3.0%)

(1)

For the year ended December 31, 2019, anticipated revenues were reduced by $7.1 million as a result of the cancellation of Surf Expo and ISS Orlando shows due to Hurricane Dorian.  The financial impact, was offset by $6.1 million in event cancellation insurance proceeds recognized as Other income.

Revenues

Total revenues of $360.9 million for the year ended December 31, 2019 decreased $19.8 million, or 5.2%, from $380.7 million for the year ended December 31, 2018.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Cost of Revenues

Total cost of revenues of $120.2 million for fiscal 2019 increased by 7.2%, or $8.1 million, from $112.1 million for fiscal 2018.  See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $133.4 million for the year ended December 31, 2019 increased $11.6 million, or 9.5%, from $121.8 million for the year ended December 31, 2018.   See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $52.0 million for the year ended December 31, 2019 increased $5.2 million, or 11.1%, from $46.8 million for the year ended December 31, 2018. See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairments

In connection with the re-evaluation of our operating segments and reporting units due to changes in our internal financial reporting structure, management performed the annual goodwill impairment and recorded a $59.8 million non-cash charge related to the impairment of goodwill.  The impairment consisted of the write-down of goodwill, equal to the excess carrying value of goodwill above fair value, of one or more reporting units included in our Commerce and Design and Technology segments and the All Other category.   In addition, during the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $9.3 million, as a result of a triggering event caused by reduced performance expectations in the current year. See “Commerce Segment – Goodwill Impairments,” “Design and Technology Segment – Goodwill Impairments” and “All Other Category—Goodwill Impairments” below for further discussion of goodwill impairments.

Intangible Asset Impairments

Due to the triggering event described above, management performed impairment assessments of our long-lived assets and indefinite-lived intangible assets during the third quarter of 2019.  These assessments resulted in the recognition of a non-cash impairment charge of $17.0 million, which included non-cash impairment charges for certain of our customer relationship intangible assets and trade name intangible assets of $8.7 million and $8.3 million, respectively. During the year ended December 31, 2018, we recorded a $104.3 million non-cash impairment charge related to certain of its trade names and customer relationship intangible assets. The impairment charge was due to a decline in fair value compared to the carrying value of the respective trade names and customer relationship intangible assets, which were driven by changes in forecasted revenues and gross profits and minor adjustments to the valuation assumptions around future royalty and discount rates. See “Commerce Segment – Intangible Asset Impairments”, “Design and Technology Segment – Intangible Asset Impairments” and “All Other Category –Intangible Asset Impairments” below for further discussion of total intangible asset impairments.

Commerce Segment

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)

Revenues	$184.7	$215.9	$(31.2)	(14.5)%
Other income	6.1	—	6.1	NM
Cost of revenues	49.4	49.9	(0.5)	(1.0)%
Selling, general and administrative expenses	37.2	37.7	(0.5)	(1.3)%
Depreciation and amortization expense	26.9	25.1	1.8	7.2%
Goodwill impairments	41.9	—	41.9	NM
Intangible asset impairments	0.7	58.4	(57.7)	(98.8)%
Operating income	$34.7	$44.8	$(10.1)	(22.5)%

Revenues

During the year ended December 31, 2019, revenues for the Commerce segment of $184.7 million decreased by $31.2 million, or 14.5% from $215.9 million for the year ended December 31, 2018.  The decrease was related to discontinued events of $11.0 million, which were primarily driven by the decision to cancel the 2019 Outdoor Retailer Winter Market and combine it with the January 2020 Outdoor Retailer Snow Show, as well as the decision not to stage Interbike 2019.  In addition, Commerce revenues declined by $7.1 million as a result of the cancellation of Surf Expo and ISS Orlando due to Hurricane Dorian. We recorded the $6.1 million cancellation insurance settlement related to these events as Other income in the Commerce segment during the year. The remaining $13.1 million decline was primarily attributable to organic decreases which were driven by a 7.8% year-over-year decline in net square footage of exhibit space (“NSF”) sold, which was slightly offset by a 1.8% increase in yield.

Other Income

During the third quarter of 2019, as a result of Hurricane Dorian, our Surf Expo and Impressions Expo Orlando (“ISS Orlando”) shows were forced to be cancelled. Emerald carries cancellation insurance to mitigate losses caused by natural disasters and received a settlement of $6.1 million to offset the lost revenues from the affected trade shows. As a result, Other income of $6.1 million attributable to the Commerce segment was recorded in the consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2019 to recognize the amount recovered from the insurance company.  We also maintained supplemental insurance to mitigate the losses of our exhibitors for out-of-pocket expenses incurred in connection with the cancelled shows.  We received $10.1 million under this policy which was fully paid to participating exhibitors during 2019.

Cost of Revenues

During the year ended December 31, 2019, cost of revenues of $49.4 million for the Commerce segment decreased by $0.5 million, or 1.0%, from $49.9 million for the year ended December 31, 2019.  The decrease was related to savings on discontinued events of $3.1 million as well as $1.0 million in savings related to the cancellation of Surf Expo and ISS Orlando.  These declines were partially offset by incremental costs of our 2019 show-improvement initiatives, which were focused on several of our largest brands within the Commerce segment.

Selling, General and Administrative Expenses

During the year ended December 31, 2019, selling, general and administrative expenses of $37.2 million for the Commerce segment decreased by $0.5 million or 1.3% from $37.7 million for the year ended December 31, 2018.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Commerce segment of $26.9 million for the year ended December 31, 2019 increased $1.8 million, or 7.2%, from $25.1 million for the year ended December 31, 2018.  The increase was due to additional amortization on the trade name intangible assets for which we adjusted the estimated useful life in the fourth quarter of 2018, offset by lower amortization for brands that were fully written off in the prior year.

Goodwill Impairments

We recorded a $36.3 million non-cash charge in connection with our annual goodwill assessment that was related to reporting units under the Commerce segment in connection with the re-evaluation of our internal financial reporting structure during 2019.  In addition, during the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $5.6 million, related to reporting units under the Commerce segment, as a result of a triggering event caused by reduced performance expectations for the year.

Intangible Asset Impairments

In connection with the triggering event described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized a non-cash impairment charge related to indefinite-lived intangible assets under the Commerce segment of $0.7 million. During the year ended December 31, 2018, we also recorded a $58.4 million non-cash impairment charge related to certain of our trade names and customer relationship intangible assets under the Commerce segment. The impairment charge was due to a decline in fair value compared to the carrying value of the respective trade names and customer relationship intangible assets, which were driven by changes in forecasted revenues and gross profits and minor adjustments to the valuation assumptions around future royalty and discount rates.

Design and Technology Segment

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)

Revenues	$139.9	$127.8	$12.1	9.5%
Cost of revenues	53.9	46.8	7.1	15.2%
Selling, general and administrative expenses	30.2	25.0	5.2	20.8%
Depreciation and amortization expense	19.2	14.9	4.3	28.9%
Goodwill impairments	24.0	—	24.0	NM
Intangible asset impairments	7.9	16.2	(8.3)	(51.2)%
Operating (loss) income	$4.7	$24.9	$(20.2)	(81.1)%

Revenues

During the year ended December 31, 2019, revenues for the Design and Technology segment of $139.9 million increased by $12.1 million, or 9.5%, from $127.8 million for the year ended December 31, 2018.  The increase was related to incremental revenues of $10.2 million from our 2018 acquisitions of the Technology Brands and BDNY (collectively, the “2018 acquisitions”) and organic growth of $3.9 million which was driven by a 2.8% increase in yield, partially offset by a 1.2% decline in net square feet.  These increases were further offset by a $0.6 million decline related to several small discontinued events.

Cost of Revenues

During the year ended December 31, 2019, cost of revenues for the Design and Technology segment of $53.9 million increased by $7.1 million, or 15.2%, from $46.8 million for the year ended December 31, 2018.  The increase reflected $4.2 million in incremental expense related to the 2018 acquisitions and $3.5 million related to incremental costs of shows that grew during the year, as well as the additional costs of our 2019 show-improvement initiatives, which focused on several of our largest brands within the Design and Technology segment.  These increases were partially offset by $0.6 million in savings related to several small discontinued events.

Selling, General and Administrative Expenses

During the year ended December 31, 2019, selling, general and administrative expenses for the Design and Technology segment of $30.2 million increased by $5.2 million, or 20.8%, from $25.0 million for the year ended December 31, 2018.  The increase was primarily comprised of $5.0 million in incremental expense related to the 2018 acquisitions.

Depreciation and Amortization Expense

During the year ended December 31, 2019, depreciation and amortization expense for the Design and Technology segment of $19.2 million increased $4.3 million, or 28.9%, from $14.9 million for the year ended December 31, 2018.  The increase was primarily attributable to incremental amortization related to the 2018 acquisitions as well as increased amortization on the trade name intangible assets for which we adjusted the estimated useful life in the fourth quarter of 2018.

Goodwill Impairments

We recorded a $20.8 million non-cash charge in connection with our annual goodwill impairment assessment that was related to reporting units under the Design and Technology segment in connection with the re-evaluation of our internal financial reporting structure during 2019.  In addition, during the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $3.2 million, related to reporting units under the Design and Technology segment, as a result of a triggering event caused by reduced performance expectations for the year.

Intangible Asset Impairments

Due to the triggering event described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized non-cash impairment charges related to indefinite-lived trade name intangible assets, long-lived trade name and customer relationship intangible assets allocated to the Design and Technology segment of $3.6 million and $4.3 million, respectively. During the year ended December 31, 2018, we recorded a $16.2 million non-cash impairment charge related to certain trade names and customer relationship intangible assets allocated to the Design and Technology segment. The impairment charge was due to a decline in fair value compared to the carrying value of the respective trade names and customer relationship intangible assets, which were driven by changes in forecasted revenues and gross profits and minor adjustments to the valuation assumptions around future royalty and discount rates.

All Other Category

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)

Revenues	$36.3	$37.0	$(0.7)	(1.9)%
Cost of revenues	16.9	14.8	2.1	14.2%
Selling, general and administrative expenses	10.3	9.6	0.7	7.3%
Depreciation and amortization expense	3.5	4.6	(1.1)	(23.9)%
Goodwill impairments	3.2	—	3.2	NM
Intangible asset impairments	8.4	29.7	(21.3)	(71.7)%
Operating loss	$(6.0)	$(21.7)	$15.7	(72.4)%

Revenues

During the year ended December 31, 2019, revenue attributable to the All Other category of $36.3 million decreased by $0.7 million, or 1.9%, from $37.0 million for the year ended December 31, 2018.  The decrease was related to an organic decline of $1.8 million, which was partially offset by incremental revenues of $1.2 million from our 2019 acquisition of G3.

Cost of Revenues

During the year ended December 31, 2019, cost of revenues for the All Other category increased by $2.1 million, or 14.2%, from $14.8 million for the year ended December 31, 2018.  The increase primarily reflected incremental costs of our 2019 show-improvement initiatives.

Selling, General and Administrative Expenses

During the year ended December 31, 2019, selling, general and administrative expenses for the All Other category of $10.3 million increased by $0.7 million, or 7.3%, from $9.6 million for the year ended December 31, 2018.  The increase was primarily comprised of $0.8 million in incremental expense related to the 2019 acquisition of G3.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $3.5 million for the year ended December 31, 2019 decreased $1.1 million, or 23.9%, from $4.6 million for the year ended December 31, 2018. The decrease was attributable to lower amortization for brands that were fully written off in the prior year.

Goodwill Impairments

We recorded a $2.8 million non-cash charge in connection with our annual goodwill impairment assessment that was related to reporting units under the All Other category.  In addition, during the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $0.4 million, related to reporting units under the All Other category, as a result of a triggering event caused by reduced performance expectations for the year.

Intangible Asset Impairments

Due to the triggering event described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized non-cash impairment charges related to indefinite-lived trade name intangible assets, long-lived trade name and customer relationship intangible assets under the All Other category of $0.6 million and $7.8 million, respectively. During the year ended December 31, 2018, we recorded a $29.7 million non-cash impairment charge related to certain trade names and customer relationship intangible assets allocated to the All Other category. The impairment charge was due to a decline in fair value compared to the carrying value of the respective trade names and customer relationship intangible assets, which were driven by changes in forecasted revenues and gross profits and minor adjustments to the valuation assumptions around future royalty and discount rates.

Corporate

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)

Selling, general and administrative expenses	$55.6	$49.5	$6.1	12.3%
Depreciation and amortization expense	2.5	2.2	0.3	13.6%
Total operating expenses	$58.1	$51.7	$6.4	12.4%

Selling, General and Administrative Expenses

During the year ended December 31, 2019, selling, general and administrative expenses of $55.6 million for corporate-level activity increased by $6.1 million, or 12.3%, from $49.5 million for the year ended December 31, 2018.  The increase was primarily comprised of incremental expense related to new senior management costs and incremental investments in 2019 and future events.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to corporate-level activity of $2.5 million for the year ended December 31, 2019 increased $0.3 million, or 13.6%, from $2.2 million for the year ended December 31, 2018.

Interest Expense; Benefit from Income Taxes; Net Loss; Adjusted EBITDA; Adjusted Net Income

Interest Expense

Interest expense of $30.3 million for the year ended December 31, 2019 increased $1.2 million, or 4.1%, from $29.1 million for the year ended December 31, 2018. The increase was primarily attributable to an increase in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during 2019 was 5.02%, compared to 4.76% during 2018, and a $0.5 million increase in interest expense related to borrowings under the Amended and Restated Revolving Credit Facility attributable to higher outstanding indebtedness during 2019.

Benefit from Income Taxes

For the years ended December 31, 2019 and 2018, we recorded a benefit from income taxes of $5.0 million and $8.3 million, respectively. The decrease in our benefit from income taxes of $3.1 million for the year ended December 31, 2019 compared to the prior year was primarily attributable to the tax effect of goodwill impairments that are not deductible, and to a lesser extent, the relative mix of operations in and among various U.S. state and local jurisdictions, partially offset by the increase in loss before income taxes in 2019.

Net Loss

Net loss of $50.0 million for the year ended December 31, 2019 increased $24.9 million, or 99.2%, from net loss of $25.1 million for the year ended December 31, 2018. The key drivers of the increase in net loss were the declines in organic revenues, higher operating costs, increased corporate overhead and lower benefits from income taxes described above. These declines were partly offset by lower combined non-cash goodwill and intangible asset impairment charges.

Adjusted EBITDA

Total Adjusted EBITDA of $127.8 million for the year ended December 31, 2019 decreased $35.1 million, or 21.5%, from $162.9 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA was primarily attributable to the $25.0 million increase in net loss described above and $17.9 million lower combined non-cash goodwill and intangible asset impairment charges. These decreases were partially offset by benefits from the increase in depreciation and amortization addback of $5.3 million and the decrease of $3.1 million in the deduction for benefit from income taxes. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

Adjusted Net Income

Adjusted Net Income for the year ended December 31, 2019 of $67.3 million decreased $32.9 million, or 32.8%, from $100.2 million for the year ended December 31, 2018. The drivers of the decrease in Adjusted Net Income were the same as those for the decrease in Adjusted EBITDA. In addition, Adjusted Net Income declined as a result of the absence of higher add-backs for interest and depreciation and amortization expenses. Adjusted Net Income benefited from a $7.2 million decline in the tax effect of non-GAAP adjustments versus the prior year.

Adjusted Net Income is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income, see footnote 5 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018.”

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2018	2017	Variance $	Variance %
	(dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$380.7	$341.7	$39.0	11.4%
Other income	—	6.5	(6.5)	NM
Cost of revenues	112.1	95.0	17.1	18.0%
Selling, general and administrative expenses(1)	121.8	121.9	(0.1)	(0.1)%
Depreciation and amortization expense	46.8	43.2	3.6	8.3%
Intangible asset impairment	104.3	—	104.3	NM
Operating (loss) income	(4.3)	88.1	(92.4)	(104.9)%
Interest expense	29.1	38.3	(9.2)	(24.0)%
Loss on extinguishment of debt	—	3.0	(3.0)	(100.0)%
(Loss) income before income taxes	(33.4)	46.8	(80.2)	(171.4)%
Benefit from income taxes	(8.3)	(35.0)	26.7	(76.3)%
Net (loss) income and (loss) comprehensive income	$(25.1)	$81.8	$(106.9)	(130.7)%

Other financial data (unaudited):
Adjusted EBITDA(2)	$162.9	$157.9	$5.0	3.2%
Adjusted Net Income(3)	$100.2	$80.3	$19.9	24.8%
Free Cash Flow(4)	$100.4	$107.8	$(7.4)	(6.9)%

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
(2)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 4 to the table under the heading “Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

	Year Ended December 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net (loss) income	$(25.1)	$81.8
Add (Deduct):
Interest expense	29.1	33.8
Refinancing and repricing fees	—	4.5
Loss on extinguishment of debt(a)	—	3.0
Benefit from income taxes	(8.3)	(35.0)
Intangible asset impairment	104.3	—
Depreciation and amortization expense	46.8	43.2
Stock-based compensation expense(b)	6.1	2.4
Deferred revenue adjustment(c)	0.8	0.5
Management fee(d)	—	0.2
Contract termination costs(e)	—	10.0
Other items(f)	9.2	13.5
Adjusted EBITDA	$162.9	$157.9

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

(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan and the 2017 Omnibus Equity Plan.
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
(f)

Other items include amounts management believes are not representative of our core operations.  For the year ended December 31, 2018, the $9.2 million included: (i) $3.6 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2018, (ii) $1.4 million in legal, audit and consulting fees related cost of operating as a public company and other related activities and (iii) $4.2 million in transition costs, including one-time severance and acquisition integration expenses.  For the year ended December 31, 2017, the $13.5 million included: (i) $5.7 million in transaction costs in connection with certain acquisition transactions that were completed or pending in 2017, (ii) $4.6 million in legal, audit and consulting fees related to the IPO and other related activities and (iii) $3.2 million in transition costs, including one-time severance and acquisition integration expenses.

(3)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 5 to the table under the heading “Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

	Year ended December 31
	2018	2017
	(unaudited)
	(dollars in millions)
Net (loss) income	$(25.1)	$81.8
Add (Deduct):
Refinancing charges	—	4.5
Loss on extinguishment of debt(a)	—	3.0
Stock-based compensation expense(b)	6.1	2.4
Deferred revenue adjustment(c)	0.8	0.5
Intangible asset impairment	104.3	—
Management fee(d)	—	0.2
Contract termination costs(e)	—	10.0
Other items(f)	9.2	13.5
Amortization of deferred financing fees and discount	1.7	4.6
Amortization of acquired intangible assets(g)	44.6	41.3
Deferred tax adjustment(h)	—	(52.1)
Tax adjustments related to non-GAAP adjustments(i)	(41.4)	(29.4)
Adjusted Net Income	$100.2	$80.3

(a)	Represents loss on extinguishment of debt as described in Note 2(a) above.
(b)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan and the 2017 Plan.
(c)	Represents deferred revenue charge as described in Note 2(c) above.
(d)	Represents the annual management fee described in Note 2(d) above.
(e)	Represents the contract termination costs described in Note 2(e) above.
(f)	Represents other items described in Note 2(f) above.
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
(4)

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

	Year Ended December 31,
	2018	2017
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$103.9	$110.8
Less:
Capital expenditures	3.5	3.0
Free Cash Flow	$100.4	$107.8

Organic revenue is a financial measure that is not calculated in accordance with GAAP.  For a discussion of our presentation of Organic revenue, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018.”

	Year Ended December 31,		Change
	2018	2017	$	%
	(unaudited) (dollars in millions)
Revenues	$380.7	$341.7	$39.0	11.4%
Add (deduct):
Acquisition revenues	(32.1)	-
Other(1)		6.5
Discontinued events	-	(3.5)
Organic revenues	$348.6	$344.7	$3.9	1.1%

(1)

For the year ended December 31, 2017, as a result of Hurricane Irma, our Surf Expo and ISS Orlando trade shows were forced to close two days early.  The financial impact, was offset by $6.5 million in event cancellation insurance proceeds recognized as Other income

Revenues

Total revenues of $380.7 million for the year ended December 31, 2018 increased $39.0 million, or 11.4%, from $341.7 million for the year ended December 31, 2017.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

On September 7, 2017, as a result of Hurricane Irma, our Surf Expo and ISS Orlando trade shows, which are included in our Commerce segment, were forced to close two days early.  We carry event cancellation insurance to mitigate losses caused by natural disasters, and during the fourth quarter of 2017 received a settlement of $6.5 million to offset substantially all of the lost revenues from the affected shows. As a result, we recorded Other Income of $6.5 million in the consolidated statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2017 to recognize the amount recovered from our event insurance company.

Cost of Revenues

Total cost of revenues of $112.1 million for the year ended December 31, 2018 increased $17.1 million, or 18.0%, from $95.0 million for the year ended December 31, 2017. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues,” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses of $121.8 million for the year ended December 31, 2018 decreased $0.1 million, or 0.1%, from $121.9 million for the year ended December 31, 2017.  See “Commerce Segment – Selling, General and Administrative Expenses,” “Design and Technology Segment – Selling, General and Administrative Expenses,” “All Other category – Selling, General and Administrative Expenses,” and “Corporate – Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $46.8 million for the year ended December 31, 2018 increased $3.6 million, or 8.3%, from $43.2 million for the year ended December 31, 2017. See “Commerce Segment –

Depreciation and Amortization Expense”, “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense,” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Commerce Segment

	Year Ended December 31,
	2018	2017	Variance $	Variance %
	(dollars in millions)

Revenues	$215.9	$217.4	$(1.5)	(0.7)%
Other income	—	6.5	(6.5)	NM
Cost of revenues	49.9	47.8	2.1	4.4%
Selling, general and administrative expenses	37.7	36.4	1.3	3.6%
Depreciation and amortization expense	25.1	24.6	0.5	2.0%
Intangible asset impairments	58.4	—	58.4	NM
Operating income	$44.8	$115.1	$(63.8)	(55.4)%

Revenues

During the year ended December 31, 2018, revenue for the Commerce segment decreased $1.5 million, or 0.7%, to $215.9 million from $217.4 million in the prior year. The decrease was primarily attributable to $7.0 million in organic declines which were driven by a year-over-year decline of 3.8% in yield per square foot, partly offset by 2.0% increase in NSF sold. In addition, $1.1 million in revenue decline was related to events that were discontinued. These decreases were partially offset by $6.6 million in revenue increases related to full show revenues of Surf Expo and ISS Orlando in 2018, whereas the shows in 2017 were shortened due to Hurricane Irma.

Cost of Revenues

Cost of revenues of $49.9 million for the year ended December 31, 2018 for the Commerce segment increased $2.1 million, or 4.4%, from $47.8 million for the year ended December 31, 2017. The increase was driven by a 2.0% increase in our NSF sold and incremental costs incurred for growing shows.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $37.7 million for the year ended December 31, 2018 for the Commerce segment increased $1.3 million, or 3.6%, from $36.4 million for the year ended December 31, 2017.  The increase in costs is primarily due to higher organic costs of $1.6 million driven by growing shows, partially offset by $0.3 million in cost savings from discontinued events.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Commerce segment of $25.1 million for the year ended December 31, 2018 increased $0.5 million, or 2.0%, from $24.6 million for the year ended December 31, 2017.  The increase was primarily attributable to incremental amortization related to the 2018 acquisitions as well as increased amortization on the trade name intangible assets for which we changed the estimated useful lives of certain assets in the fourth quarter of 2018.

Design and Technology Segment

	Year Ended December 31,
	2018	2017	Variance $	Variance %
	(dollars in millions)

Revenues	$127.8	$105.5	$22.3	21.1%
Cost of revenues	46.8	38.9	7.9	20.3%
Selling, general and administrative expenses	25.0	20.9	4.1	19.6%
Depreciation and amortization expense	14.9	13.3	1.6	12.0%
Intangible asset impairments	16.2	—	16.2	NM
Operating income	$24.9	$32.4	$(7.5)	(23.1)%

Revenues

During the year ended December 31, 2018, revenue for the Design and Technology segment increased $22.3 million, or 21.1%, to $127.8 million from $105.5 million in the prior year. The increase was primarily attributable to the 2018 acquisitions, which contributed $17.5 million in revenue in 2018. Additionally, organic revenue growth of $6.5 million was driven by an year-over-year increase in the yield per square foot of 4.9%, while NSF was largely flat.  These increases were partially offset by a decrease in revenue of $1.7 million related to discontinued events.

Cost of Revenues

Cost of revenues of $46.8 million for the year ended December 31, 2018 for the Design and Technology segment increased $7.9 million, or 20.3%, from $38.9 million for the year ended December 31, 2017. The increase was primarily related to the 2018 acquisitions, which incrementally increased costs by $6.7 million in aggregate. The remainder of the increase was due to incremental costs for new event launches and additional costs related to growing shows.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $25.0 million for the year ended December 31, 2018 for the Design and Technology segment increased $4.1 million, or 19.6%, from $20.9 million for the year ended December 31, 2017. The increase in costs is primarily due to $4.6 million related to the 2018 acquisitions, partially offset by $0.2 million in savings from discontinued events and a decrease of $0.3 million driven by reduced management costs.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Design and Technology segment of $14.9 million for the year ended December 31, 2018 increased $1.6 million, or 12.0%, from $13.3 million for the year ended December 31, 2018.  The increase was primarily attributable to incremental amortization related to the 2018 acquisitions as well as increased amortization on the trade name intangible assets for which we adjusted the estimated useful life in the fourth quarter of 2018.

All Other Category

	Year Ended December 31,
	2018	2017	Variance $	Variance %
	(dollars in millions)

Revenues	$37.0	$18.8	$18.2	96.8%
Cost of revenues	14.8	8.3	6.5	78.3%
Selling, general and administrative expenses	9.6	6.7	2.9	43.3%
Depreciation and amortization expense	4.6	3.4	1.2	35.3%
Intangible asset impairments	29.7	—	29.7	NM
Operating loss	$(21.7)	$0.4	$(22.1)	NM

Revenues

During the year ended December 31, 2018, revenue for the All Other category increased $18.2 million, or 96.8%, to $37.0 million from $18.8 million in the prior year. The increase in revenue was primarily attributable to acquisition-driven growth of $14.6 million in 2018, attributable to our November 2017 acquisition of CPMG, which we acquired after all its 2017 events had taken place. The remainder of the increase was related to new events launched in 2018, partly offset by discontinued events.

Cost of Revenues

Cost of revenues of $14.8 million for the year ended December 31, 2018 for the All Other category increased $6.5 million, or 78.3%, from $8.3 million for the year ended December 31, 2017. The increase in cost of revenue was primarily attributable to acquisition-driven growth of $8.1 million in 2018, attributable to our November 2017 acquisition of CPMG, which we acquired after all its 2017 events had taken place. The increase was partially offset by costs savings from discontinued events and management of costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $9.6 million for the year ended December 31, 2018 for the All Other category increased $2.9 million, or 43.3%, from $6.7 million for the year ended December 31, 2017. The increase in costs was primarily due to a $4.1 million increase in costs related to our 2017 acquisition of CPMG, which was acquired in December 2017. Partially offsetting this increase were $0.1 million in cost savings from discontinued events and $1.1 million in organic cost decline driven by management of costs.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $4.6 million for the year ended December 31, 2019 increased $1.2 million, or 35.3%, from $3.4 million for the year ended December 31, 2018. The increase primarily relates to the 2017 acquisition of CPMG.

Corporate

	Year Ended December 31,
	2018	2017	Variance $	Variance %
	(dollars in millions)

Selling, general and administrative expenses	$49.5	$57.9	$(8.4)	(14.5)%
Depreciation and amortization expense	2.2	1.9	0.3	15.8%
Total operating expenses	$51.7	$59.8	$(8.1)	(13.5)%

Selling, General and Administrative Expenses

Selling, general and administrative expenses of $49.5 million for the year ended December 31, 2018 for the corporate-level activity category decreased $8.4 million, or 14.5%, from $57.9 million for the year ended December 31, 2017. The decline was primarily attributed to the non-recurrence of $14.3 million of costs primarily driven by one-time contract termination costs in connection with the relocation of the Outdoor Retailer show from Salt Lake City to Denver incurred in 2017. In addition, selling, general and administrative expenses for 2018 included an increase of $3.7 million in stock-based compensation compared to the prior year and increases in administrative costs.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to corporate-level activity of $2.2 million for the year ended December 31, 2018 increased $0.3 million, or 15.8%, from $1.9 million for the year ended December 31, 2017. The increase is driven by the incremental impact of capital assets added during 2018.

Interest Expense; Loss on Extinguishment of Debt; Benefit from / provision for Income Taxes; Net (Loss) Income; Adjusted EBITDA; Adjusted Net Income

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

Benefit from / provision for Income Taxes

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

Net (Loss) Income

Net loss of $25.1 million for the year ended December 31, 2018 decreased $106.9 million, or 130.7%, from net income of $81.8 million for the year ended December 31, 2017. The decrease was primarily attributable to the $104.3 million non-cash intangible asset impairment related to the impairment of certain of our trade names and customer-relationship intangibles assets during the year ended December 31, 2018. In addition, contributions from our 2018 and 2017 acquisitions, a lower benefit from income taxes and an increase in depreciation and amortization drove a higher net loss. These cost increases were partly offset by lower interest expense as a result of the repayment of $159.2 million in the principal amount of our then existing senior secured credit facilities in May 2017, as well as the interest savings attributable to the reduction in the principal amount of our indebtedness during the year ended December 31, 2018.

Adjusted EBITDA

Total Adjusted EBITDA of $162.9 million for the year ended December 31, 2018 increased $5.0 million, or 3.2%, from $157.9 million for the year ended December 31, 2017. The reasons for the increase in Adjusted EBITDA were the same as for the increases in net loss, excluding the $26.7 million decrease in benefit from income taxes. Adjusted EBITDA benefited from the exclusion of the $104.3 million intangible asset impairment in the year ended December 31, 2018 and a $3.6 million increase in higher depreciation and amortization expense in the year ended December 31, 2018 versus the prior year. These benefits were offset by $8.4 million of combined reductions from lower interest expense, refinancing and repricing fees, loss on extinguishment of debt, stock-based compensation costs and management fees and a $14.3 million decrease in one-time contract termination costs and transaction and transition costs compared to 2017.

Adjusted Net Income

Adjusted Net Income for the year ended December 31, 2018 of $100.2 million increased $19.9 million, or 24.8%, from $80.3 million for the year ended December 31, 2017. The reasons for the increase in Adjusted Net Income were the same as the reasons for the increase in Adjusted EBITDA. In addition, Adjusted Net Income benefited from the absence of a $1.8 million decrease in interest expense and amortization of deferred financing fees and discount add-backs, and a $12.0 million decrease related to the deferred tax adjustment and tax effect of non-GAAP adjustments versus the prior year.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading to the table under the heading “Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.  For a discussion of our presentation of Adjusted Net Income, see footnote 5 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018.”

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

As of December 31, 2019, we had $525.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility, which included unamortized deferred financing fees of $3.0 million and unamortized original issue discount of $2.5 million, with an additional $139.0 million available to borrow (after giving effect to $10.0 million in outstanding borrowings and $1.0 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility. Borrowings under our Amended and Restated Term Loan Facility are subject to mandatory prepayments under specified circumstances, including 50.0% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights). If these thresholds are triggered, we would be required to make these mandatory prepayments. See “--Long-Term Debt-Amended and Restated Senior Secured Credit Facilities” below for more detail regarding the terms of our Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We paid a dividend of $0.07 per share in each of the second, third and fourth quarters of 2017 and the first quarter of 2018 and $0.0725 per share in each of the second, third and fourth quarters of 2018. We paid a dividend of $0.0725 per share in first quarter of 2019 and $0.0750 per share in each of the second, third and fourth quarters of 2019. On February 7, 2020, our board of directors approved the payment of a cash dividend of $0.0750 (or approximately $5.4 million in the aggregate based on the number of shares of our common stock outstanding as of February 10, 2020) per share for the quarter ending March 31, 2020 to holders of record of the Company’s common stock. The dividend is expected to be paid on or about March 6, 2020 to holders of record of our common stock as of February 21, 2020. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

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

Share Repurchases

Our board of directors approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of 853,557 and 1,627,248 shares of our common stock for $8.3 million and $19.4 million during the years ended December 31, 2019, and 2018, respectively. As of December 31, 2019, there was $22.2 million remaining available to repurchase shares pursuant to the share repurchase program publicly announced in the third quarter of 2019 and no amounts remaining available pursuant to the share repurchase program publicly announced in the fourth quarter of 2018.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(unaudited)
Statement of Cash Flows Data	(dollars in millions)
Net cash provided by operating activities	$67.8	$103.9	$110.8
Net cash used in investing activities	$(16.7)	$(74.7)	$(95.5)
Net cash used in financing activities	$(62.0)	$(19.6)	$(19.3)

Operating Activities

Operating activities consist primarily of net (loss) income adjusted for noncash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, goodwill impairments and intangible asset impairments, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the year ended December 31, 2019 decreased $36.1 million, or 34.7%, to $67.8 million from $103.9 million during the year ended December 31, 2018.  The decrease was primarily due to a $24.9 million increase in net loss and a $6.1 million increase in cash used for working capital. These decreases were partially offset by a $5.1 million decrease in non-cash reconciling adjustments. Net cash provided by operating activities for the year ended December 31, 2018 decreased $6.9 million, or 6.2%, to $103.9 million from $110.8 million during the year ended December 31, 2017. The decrease was primarily due to a $106.9 million decrease in net income and a $21.4 million decrease in cash generated by working capital. These decreases were partially offset by a $121.4 million increase in non-cash outflows which was primarily related to the intangible asset impairment.

Investing Activities

Investing activities consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the year ended December 31, 2019 decreased $58.0 million, or 77.6%, to $16.7 million from $74.7 million in the year ended December 31, 2018. The decrease was due to less cash being used for acquisitions during the year ended December 31, 2019 than in the prior year.  In the year ended December 31, 2019, we completed one acquisition for cash consideration of $12.8 million, while we completed two acquisitions in the prior year for aggregate cash consideration of $71.2 million.  Net cash used in investing activities for the year ended December 31, 2018 decreased $20.8 million, or 21.8%, to $74.7 million from $95.5 million in the year ended December 31, 2017.  The decrease was due to less cash being used for acquisitions during the year ended December 31, 2018 than in the prior year.  In the year ended December 31, 2018, we completed two acquisitions for aggregate cash consideration of $71.2 million, while we completed four acquisitions in the prior year for aggregate cash consideration of $92.5 million. See Note 4, Business Acquisitions, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the acquisitions. We have minimal capital expenditure requirements. Capital expenditures totaled $3.9 million, $3.5 million and $3.0 million in the years ended December 31, 2019, 2018 and 2017, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the year ended December 31, 2019 was $62.0 million, comprised of $46.0 million in repayments of borrowings on our Amended and Restated Senior Revolving Credit Facility, $21.3 million in quarterly cash dividend payments, $8.3 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $1.0 million payment of deferred consideration related to a business acquisition.  These were offset by net proceeds of $16.0 million borrowings on our Amended and Restated Senior Revolving Credit Facility and $4.3 million in proceeds from common stock issuances related to the exercise of employee equity awards. Net cash used in financing activities for the year ended December 31, 2018 was $19.6 million, comprised of a $25.7 million repayment of principal on our Amended and Restated Term Loan Facility, $21.0 million in quarterly cash dividend payments and $19.4 million in share repurchases associated with our publicly announced share repurchase program. These were offset by net proceeds of $40.0 million borrowings on our Amended and Restated Senior Revolving Credit Facilities and $6.5 million in proceeds from common stock issuances related to the exercise of employee equity awards. Net cash used in financing activities for the year ended December 31, 2017 was $19.3 million, comprised of net proceeds from the issuance of common stock in conjunction with our IPO of $159.1 million and net proceeds from the issuance of term loans under the Amended and Restated Senior Secured Credit Facilities of $13.0 million.  These sources of cash were offset by the use of $159.2 million to prepay our Term Loan Facility, the payment of $12.6 million in contingent consideration related to the 2016 Acquisitions and the 2017 Acquisitions, $15.2 million in quarterly dividend payments, $4.7 million in debt issuance costs and $5.0 million in scheduled quarterly principal payments on the Term Loan Facility

Free Cash Flow

Free Cash Flow of $63.9 million for the year ended December 31, 2019 decreased $36.5 million, or 36.4% from $100.4 million for the year ended December 31, 2018.  Free Cash Flow of $100.4 million for the year ended December 31, 2018 decreased $7.4 million, or 6.9% from $107.8 million for the year ended December 31, 2017.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

Interest Rate Swap and Floor

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modified our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Term Loan Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The swap agreement involved the receipt of floating rate amounts at three-month LIBOR in exchange for fixed rate interest payments at 2.705% over the life of the agreement without an exchange of the underlying principal amount of $100.0 million. If the three-month LIBOR rate were to drop below 1.25%, the interest rate floor contract required us to make variable payments based on an underlying principal amount of $100.0 million and the differential between the three-month LIBOR rate and 1.25%. The interest rate swap and floor had an effective date of December 31, 2015 and was settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. The contract expired and was fully settled on December 31, 2018.

The interest rate swap and floor contracts were not designated as effective hedges for accounting purposes. Accordingly, we marked to market the interest rate swap and floor quarterly with the unrealized gain or loss recognized in unrealized net loss on interest swap and floor in our consolidated statements of (loss) income and comprehensive (loss) income, and the net liability included in accounts payable and other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the year ended December 31, 2019, we recorded no realized or unrealized gains or losses on our former interest rate swap and floor agreement. For the year ended December 31, 2018 we recorded a realized net loss of $0.5 million and an unrealized gain of $0.8 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income.  For the year ended December 31, 2017 we recorded a realized net loss of $1.4 million and an unrealized gain of $1.4 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income. The impact of the gains and losses on the interest rate swap and floor agreement is recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments.  Due to the expiration and full settlement of the interest rate swap and floor contracts in 2018, there is no liability outstanding at December 31, 2019 and 2018.  At December 31, 2017, $0.8 million of the interest rate swap and floor liability was included in accounts payable and other current liabilities on the consolidated balance sheet.

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Amended and Restated Senior Secured Credit Facilities

On October 28, 2016, Emerald Events Holding, Inc. (“EEH”) entered into a third amendment to our then-existing senior secured credit facilities to (i) borrow an additional $200.0 million of term loans under the term loan facility to fund the redemption of $200.0 million in aggregate principal amount of the Company’s 9.000% Senior Notes and (ii) increase commitments under the revolving credit facility by $10.0 million to a total of $100.0 million. On May 8, 2017, using the net proceeds to us from the IPO, we prepaid $159.2 million of borrowings outstanding under the then-existing term loan facility.

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

In addition, the Amended and Restated Revolving Credit Facility contains a financial maintenance covenant (the “Financial Covenant”) requiring EEH to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents (“Total First Lien Net Debt”) to Acquisition Adjusted EBITDA. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  We were not required to test the Financial Covenant at December 31, 2019.

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

As of December 31, 2019, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2019.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in millions)
Contractual obligations(1)	$72.7	$43.2	$29.5	$—	$—
Long-term debt obligations(2)	531.0	5.7	17.0	508.3	—
Short-term debt obligations(3)	10.0	10.0	—	—	—
Operating lease obligations(4)	22.6	4.2	10.2	7.5	0.7
Interest on long-term debt obligations(5)	105.4	24.5	71.7	9.2	—
Totals:	$741.7	$87.6	$128.4	$525.0	$0.7

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

(5)

Represents interest expense on borrowings under the Amended and Restated Term Loan Facility using the interest rates in effect at December 31, 2019. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Our accounting policies are more fully described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Management has discussed the selection of these critical accounting policies and estimates with members of our board of directors.

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

Revenue Recognition, Deferred Revenue and Allowance for Doubtful Accounts

Trade Shows and Other Events Revenue

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”) and other events, including booth space sales, registration fees and sponsorship fees. Revenues from trade shows and other events represented approximately 92%, 93% and 93% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in-full prior to the trade show or event and deferred until the event takes place and all promised services have been provided and performance obligations are met. Similarly, attendees register and are typically qualified for attendance prior to the show staging. Attendee registration revenues are also collected prior to the show and deferred until the show stages. Revenue is recognized when our customer receives the benefit of the promised services and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration we expect to receive in exchange for those services. Customers receive the benefit of our services over the course of each trade show or other event for our trade shows and conference events. We recognized $331.1 million, $353.8 million and $316.4 million of trade show and other event revenue on a consolidated basis for the years ended December 31, 2019, 2018 and 2017, respectively.

Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense with relation to these revenue streams. Any trade show related receivables outstanding 60 days following the month in which a trade show stages are fully reserved for in the allowance for doubtful accounts. Bad debt expense is recognized in the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense. Accounts receivable are presented on the face of the consolidated balance sheet, net of an allowance for doubtful accounts.

Other Marketing Services Revenue

The remaining portion of our revenues primarily consist of advertising sales for industry publications and digital products, which are recognized in the period in which the publications are issued or digital products are provided. Typically, the fees we charge are collected after the publications are issued. We recognized $30.2 million, $26.9 million and $25.3 million of other marketing services revenue for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Revenue

Our deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Total deferred revenues, including the current and non-current portions, were $187.3 million and $192.4 million, as of December 31, 2019 and 2018, respectively.

Segment information

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. We routinely evaluate whether our operating segments continue to reflect the way the CODM evaluates the business. The determination is based on: (1) how our CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. We consider our Chief Executive Officer to be our CODM. Due to the appointment of a new Chief Executive Officer and subsequent changes to the internal structure of Emerald’s operations and executive management responsibilities during the fourth quarter of 2019, we identified a change in operating and reportable segments.  The CODM evaluates performance based on the results of six executive brand portfolios, which represent six operating segments. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, four of these operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments. Two operating segments do not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in ASC 280, Segment Reporting, as of December 31, 2019 and as such are referred to as “All Other.” Refer to Note 17, Segment Information, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our reportable segments.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill is not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred. We test for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. Given a change in operating segments occurred in the fourth quarter of 2019, we determined there were multiple reporting units as of October 31, 2019. We perform our goodwill impairment test at the reporting unit level, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be expected to be received to sell the reporting unit in an orderly transaction between market participants at the measurement date. See Note 17, Segment Information, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our reportable segments.

In testing goodwill for impairment, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized in an amount equal to the excess of the carrying amount over the fair value of the reporting unit. We would also be required to reduce the carrying amounts of the related assets on our balance sheet.

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, revenue growth rates, weighted average cost of capital, forecasting future sales and expenses, selecting appropriate discount rates and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in additional impairments of goodwill in the future. We corroborate the reasonableness of the total fair value of the reporting unit with our market capitalization. Our market capitalization is calculated using the number of shares outstanding and stock price of our publicly traded shares. In the event of a goodwill impairment, we would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet.

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2019, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from zero to 18.3%. Of the $980.3 million of goodwill, the carrying value equals the fair value for $571.9 million as of December 31, 2019.  The carrying value of goodwill for reporting units with less than 5% headroom is $896.2 million as of December 31, 2019. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative 10.0% to 5.0%, at a weighted average cost of capital (discount rate) ranging from 8.8% to 10.5%.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $980.3 million as of December 31, 2019.  The aggregate remaining goodwill carrying value of reporting units with impairment was $571.9 million as of December 31, 2019.

Indefinite-Lived Intangible Assets

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

See Note 6, Goodwill and Intangible Assets, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to goodwill and indefinite-lived intangible assets.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain trade names, customer relationships and other amortized intangible assets. The definite-lived assets are being amortized over their estimated useful lives. Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed each reporting period:

	2019
	Estimated Useful Life	Weighted Average
Customer relationship intangibles	7-10 years	9
Definite-lived trade names	10-30 years	22
Computer software	3-7 years	5

With respect to business acquisitions, the fair values of acquired definite-lived intangibles are estimated using a relief from royalty method. Input assumptions regarding future cash flows, growth rates, discount rates and tax rates used in developing the present value of future cash flow projections are the basis of the fair value calculations.

Impairment of Long-Lived Assets

We review long-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We conduct our long-lived asset impairment analysis by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on the discounted cash flow analysis.  If the carrying amount of an intangible asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We would also be required to reduce the carrying amounts of the related assets on our balance sheet.

See Note 6, Goodwill and Intangible Assets, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to impairments of long-lived assets.

Stock-Based Compensation

We use share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for our employees and non-employee directors. We calculate stock-based compensation expense for each vesting tranche of stock options using the Black-Scholes option pricing model and recognize such costs, net of forfeitures, within the consolidated statements of (loss) income and comprehensive (loss) income; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, our expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which we estimated as follows:

•

Fair Value of our Common Stock — Due to the absence of an active market for our common stock prior to the IPO, the fair value for purposes of determining the underlying price for pre-IPO stock option grants and the fair value at grant date was determined utilizing commonly accepted valuation practices. The exercise price was set at least equal to the fair value of our common stock on the date of grant. The key assumptions used in our valuations to determine the fair value of our common stock included our historical and projected operating and financial performance; observed market multiples for comparable businesses; the uncertainty in our business associated with economic conditions; the fact that equity incentive grants relate to illiquid securities in a private company that had no liquid trading market; and the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company. Each of these assumptions involves highly complex and subjective estimates. Following the IPO, the fair value per share of our common stock for purposes of determining share-based compensation is the closing price of our common stock as reported on the New York Stock Exchange on the applicable grant date.

•

Expected Term — The expected option term represents the period of time the option is expected to be outstanding. The simplified method is used to estimate the term as we do not have sufficient exercise history to calculate the expected term of stock options.

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

See Note 11, Shareholder’s Equity and Stock-Based Compensation, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to stock-based compensation.

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 14, Income Taxes, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Amended and Restated Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of December 31, 2019, we had $530.9 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and $10.0 million of variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2019.

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modify our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Term Loan Facility to a fixed rate basis, thus reducing the impact of interest-rate changes on future interest expense, which expired on December 31, 2018. The swap agreement involved the receipt of floating rate amounts at three-month LIBOR in exchange for fixed rate interest payments at 2.705% over the life of the agreement without an exchange of the underlying principal amount of $100.0 million. In the event that the three-month LIBOR rate dropped below 1.25%, the interest rate floor contract required us to make variable payments based on an underlying principal amount of $100.0 million and the differential between the three-month LIBOR rate and 1.25%. The interest rate swap and floor had an effective date of December 31, 2015 and was settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018. We have not entered into a new forward interest rate swap and floor contract to hedge any portion of our Amended and Restated Senior Secured Credit Facilities subsequent to expiration on December 31, 2018.

Our former interest rate swap and floor contracts were not designated as effective hedges for accounting purposes. Accordingly, during the years ended December 31, 2018 and 2017 we marked to market the interest rate swap and floor quarterly with the unrealized and realized gain or loss recognized in interest expense, in the consolidated statements of (loss) income and comprehensive (loss) income and the net liability was included in other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the year ended December 31, 2019 we recorded no unrealized or realized gains or losses on our former interest rate swap and floor agreement. For the year ended December 31, 2018 we recorded an unrealized gain of $0.8 million and a realized net loss of $0.5 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income. For the year ended December 31, 2017 we recorded an unrealized net gain of $1.4 million and a realized loss of $1.4 million on our interest rate swap and floor agreement in the consolidated statement of (loss) income and comprehensive (loss) income. The impact of the gains and losses on the interest rate swap and floor agreement were recorded in interest expense. The interest rate swap and floor contracts were designated as Level 2 financial instruments. At December 31, 2019 and 2018 the liability related to the swap and floor financial instruments was zero.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Emerald Expositions Events, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emerald Expositions Events, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of (loss) income and comprehensive (loss) income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/ s / PricewaterhouseCoopers LLP

Irvine, California

February 13, 2020

We have served as the Company's auditor since 2015.

Emerald Expositions Events, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

(dollars in millions, share data in thousands, except par value)	2019	2018
Assets
Current assets
Cash and cash equivalents	$9.6	$20.5
Trade and other receivables, net of allowance for doubtful accounts of $0.7 million and $0.9 million, as of December 31, 2019 and 2018, respectively	60.1	62.7
Prepaid expenses	24.0	19.8
Total current assets	93.7	103.0
Noncurrent assets
Property and equipment, net	4.2	3.7
Intangible assets, net	373.8	435.3
Goodwill	980.3	1,036.5
Right-of-use lease assets	18.3	—
Other noncurrent assets	1.4	1.5
Total assets	$1,471.7	$1,580.0
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$22.2	$30.5
Deferred revenues	187.3	192.4
Revolving credit facility	10.0	40.0
Right-of-use lease liabilities, current portion	4.1	—
Term loan, current portion	5.7	5.7
Total current liabilities	229.3	268.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	519.7	524.2
Deferred tax liabilities, net	60.0	75.4
Right-of-use lease liabilities, noncurrent portion	15.7	—
Other noncurrent liabilities	6.8	3.5
Total liabilities	831.5	871.7
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares at December 31, 2019 and 2018: 80,000; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; authorized shares at December 31, 2019 and 2018: 800,000; 71,352 and 71,591 issued and outstanding shares at December 31, 2019 and 2018, respectively	0.7	0.7
Additional paid-in capital	701.1	689.7
(Accumulated deficit) retained earnings	(61.6)	17.9
Total shareholders’ equity	640.2	708.3
Total liabilities and shareholders’ equity	$1,471.7	$1,580.0

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Expositions Events, Inc.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

Years Ended December 31, 2019, 2018 and 2017

(dollars in millions, share data in thousands except earnings per share)	2019	2018	2017
Revenues	$360.9	$380.7	$341.7
Other income	6.1	—	6.5
Cost of revenues	120.2	112.1	95.0
Selling, general and administrative expense	133.4	121.8	121.9
Depreciation and amortization expense	52.0	46.8	43.2
Goodwill impairments	69.1	—	—
Intangible asset impairments	17.0	104.3	—
Operating (loss) income	(24.7)	(4.3)	88.1
Interest expense	30.3	29.1	38.3
Loss on extinguishment of debt	—	—	3.0
(Loss) income before income taxes	(55.0)	(33.4)	46.8
Benefit from income taxes	(5.0)	(8.3)	(35.0)
Net (loss) income and comprehensive (loss) income	$(50.0)	$(25.1)	$81.8

Basic (loss) earnings per share	$(0.70)	$(0.34)	$1.19
Diluted (loss) earnings per share	$(0.70)	$(0.34)	$1.13
Basic weighted average common shares outstanding	71,719	72,887	68,912
Diluted weighted average common shares outstanding	71,719	72,887	72,116

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Expositions Events, Inc.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2019, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2016	—	$—	61,860	$0.6	$510.3	$16.8	$527.7
Stock-based compensation	—	—	9	—	2.6	—	2.6
Dividends on common stock	—	—	—	—	—	(15.2)	(15.2)
Issuance of common stock	—	—	10,735	0.1	164.2	—	164.3
Net income and comprehensive income	—	—	—	—	—	81.8	81.8
Balances at December 31, 2017	—	$—	72,604	$0.7	$677.1	$83.4	$761.2
Stock-based compensation	—	—	13	—	6.1	—	6.1
Dividends on common stock	—	—	—	—	—	(21.0)	(21.0)
Issuance of common stock under equity plans	—	—	601	—	6.5	—	6.5
Repurchase of common stock	—	—	(1,627)	—	—	(19.4)	(19.4)
Net loss and comprehensive loss	—	—	—	—	—	(25.1)	(25.1)
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	77	—	7.2	—	7.2
Dividends on common stock	—	—	—	—	—	(21.3)	(21.3)
Issuance of common stock under equity plans	—	—	537	—	4.3	—	4.3
Repurchase of common stock	—	—	(853)	—	(0.1)	(8.2)	(8.3)
Net loss and comprehensive loss	—	—	—	—	—	(50.0)	(50.0)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Expositions Events, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

(in millions)	2019	2018	2017
Operating activities
Net (loss) income	$(50.0)	$(25.1)	$81.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	7.7	6.1	2.6
Provision for doubtful accounts	0.6	0.5	0.5
Depreciation and amortization	52.0	46.8	43.2
Goodwill impairments	69.1	—	—
Intangible asset impairments	17.0	104.3	—
Non-cash operating lease expense	(3.2)	—	—
Amortization of deferred financing fees and debt discount	1.4	1.7	4.6
Unrealized gain on interest rate swap and floor	—	(0.8)	(1.4)
Deferred income taxes	(15.4)	(24.8)	(39.9)
Loss on extinguishment of debt	—	—	3.0
Remeasurement of contingent consideration	—	0.5	0.3
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	3.4	1.0	(0.7)
Prepaid expenses	(4.2)	3.7	4.5
Other noncurrent assets	0.1	—	0.1
Accounts payable and other current liabilities	(7.1)	4.4	3.3
Deferred revenues	(6.4)	(12.3)	5.4
Operating lease liabilities	3.2	—	—
Other noncurrent liabilities	(0.4)	(2.1)	3.5
Net cash provided by operating activities	67.8	103.9	110.8
Investing activities
Acquisition of businesses, net of cash acquired	(12.8)	(71.2)	(92.5)
Purchases of property and equipment	(1.6)	(0.8)	(0.9)
Purchases of intangible assets	(2.3)	(2.7)	(2.1)
Net cash used in investing activities	(16.7)	(74.7)	(95.5)
Financing activities
Payment of deferred consideration for acquisition of businesses	(1.0)	—	—
Payment of contingent consideration	—	—	(12.6)
Proceeds from borrowings on revolving credit facility	16.0	50.0	43.0
Repayment of revolving credit facility	(46.0)	(10.0)	(43.0)
Proceeds from borrowings on term loan	—	—	13.0
Repayment of principal on term loan	(5.7)	(25.7)	(164.2)
Fees paid for debt issuance	—	—	(4.7)
Cash dividends paid	(21.3)	(21.0)	(15.2)
Payment of costs related to the initial public offering	—	—	(6.4)
Repurchase of common stock	(8.3)	(19.4)	—
Proceeds from issuance of common stock under equity plans	4.3	6.5	5.3
Proceeds from issuance of common stock	—	—	165.5
Net cash used in financing activities	(62.0)	(19.6)	(19.3)
Net (decrease) increase in cash and cash equivalents	(10.9)	9.6	(4.0)
Cash and cash equivalents
Beginning of year	20.5	10.9	14.9
End of year	$9.6	$20.5	$10.9
Supplemental disclosures of cash flow information
Cash paid for income taxes	$11.9	$14.8	$3.9
Cash paid for interest	$28.8	$28.5	$34.7

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2019 acquisition	$4.3	$—	$—
Contingent consideration related to 2017 acquisitions	$—	$—	$1.6

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

The Company is a leading operator of large business-to-business trade shows in the United States (“U.S.”). The Company operates in a number of broadly-defined industry sectors: Retail; Design; Technology; Equipment; and Safety & Security. Each of the Company’s events are held at least once per year and provide a venue for exhibitors to launch new products, develop sales leads and promote their brands.

In addition to organizing trade shows, conferences and other events (collectively, “Events”), the Company also operates websites and related digital products, and produces publications, each of which is aligned with a specific sector for which it organizes an event.

Initial Public Offering

On May 3, 2017, the Company completed the initial public offering (“IPO”) of its common stock. The Company sold a total of 10,333,333 shares of common stock, for total net proceeds to the Company of approximately $159.1 million after deducting underwriting discounts and commissions and expenses associated with the offering of $16.5 million. The Company used all of its proceeds from the offering plus cash on hand to prepay $159.2 million of borrowings outstanding under the credit agreement, dated as of June 17, 2013, as amended (the “Term Loan Facility”) (as then in effect).

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

The Company had no items of other comprehensive (loss) income; as such, its comprehensive (loss) income is the same as net income (loss) for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, allowances for doubtful accounts, useful lives of intangible assets, long-lived asset and goodwill impairments and assumptions used in valuing the Company’s allocation of purchase price, including acquired deferred revenues, intangible assets and goodwill, deferred taxes and stock-based compensation expense. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company considers cash deposits in banks as cash and investments with original maturities at purchase of three months or less as cash equivalents. At December 31, 2019 and 2018 amounts receivable from credit card processors, totaling $0.8 million and $0.3 million, respectively, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Applicable accounting guidance provides an established hierarchy and framework for inputs used to measure fair value. The fair value hierarchy gives the highest priority to inputs quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. There are three levels of inputs that may be used to measure fair value:

•	Level 1 – includes financial instruments for which there are quoted market prices in active markets for identical assets or liabilities.
•	Level 2 – includes financial instruments for which there are observable market-based inputs for similar assets or liabilities that are corroborated by market data.
•

Level 3 – includes financial instruments for which unobservable inputs that are not corroborated by market data which fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The inputs to the determination of fair value are based upon the best information in the circumstances and may require significant management judgment or estimation. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement. As of December 31, 2019, the Company had $4.3 million of contingent consideration liabilities that were Level 3 liabilities with the related fair values based on the significant unobservable inputs and probability weightings measured using a Monte Carlo simulation. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration. As of December 31, 2018, the Company did not have any Level 3 financial instruments.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities. Accounts receivable, accounts payable and certain accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Cash and cash equivalents are recorded at fair value. Financial instruments also include revolving credit facility and senior term loan with third party financial institutions.

Cash and cash equivalents, accounts receivables, revolving credit facility and term loan potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss for cash and cash equivalents, these financial instruments are primarily held with large, reputable financial institutions in the United States. As of December 31, 2019 and 2018, the Company’s uninsured cash and cash equivalents balances totaled $9.3 million, and $20.2 million, respectively. As of December 31, 2019 and 2018, the Company’s trade receivables balances totaled $60.1 million, and $62.7 million, respectively. No single customer accounts for more than 10% of gross accounts receivable as of December 31, 2019 or 2018. An allowance for doubtful accounts is recorded to account for potential bad debts. Credit risk with respect to trade receivables is low due to the Company’s large customer base dispersed across different industries.

As of December 31, 2019, and 2018, the fair value and carrying value of the Company’s debt is summarized in the following table:

	December 31, 2019
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.55%) at period end, including short-term portion	$504.3	$528.4
Revolving Credit Facility, with interest at LIBOR plus 2.75% (equal to 4.52%) at period end	9.5	10.0
Total	$513.8	$538.4

	December 31, 2018
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 5.27%) at period end, including short-term portion	$516.4	$533.5
Revolving Credit Facility, with interest at LIBOR plus 2.75% (equal to 5.27%) at period end	38.5	40.0
Total	$554.9	$573.5

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

Derivative Instruments

In March 2014, the Company, through Emerald Expositions Holding, Inc. (“EEH”), an intermediate holding company of Emerald, entered into forward interest rate contracts to manage and reduce its interest rate risk. The interest rate swap and floor had an effective date of December 31, 2015 and were settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through December 31, 2018.  The Company made payments of $0.5 million during the year ended December 31, 2018, representing the differential between the three-month LIBOR rate and 2.705% on the principal amount of $100.0 million.  The Company made payments of $1.4 million during the year ended December 31, 2017, representing the differential between the three-month LIBOR rate and 2.705% on the principal amount of $100.0 million. The Company marked-to-market its interest rate contracts quarterly with both the unrealized and realized gains or losses included in interest expense in the consolidated statements of (loss) income and comprehensive (loss) income. The contract expired on December 31, 2018. Due to the expiration of the Company’s forward interest rate contract, there was no liability recorded as of December 31, 2019 and 2018. See Note 7, Debt, for additional discussion of the Company’s interest rate swap and floor arrangements.

Trade and Other Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are presented on the face of the consolidated balance sheet, net of an allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company analyzes the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

Prepaid Expenses

Prepaid expenses are primarily comprised of prepaid event costs. The Company pays certain direct event costs, such as facility rental deposits and insurance costs, in advance of the event. Such costs are deferred in prepaid expense on the consolidated balance sheets when paid and recognized on the consolidated statements of (loss) income and comprehensive (loss) income as cost of revenues upon the staging of the event.

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

Indefinite-Lived Intangibles

The Company’s indefinite-lived intangibles consist of trade names. Indefinite-lived intangible assets are tested annually for impairment at October 31, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset group may be impaired. The Company conducts its impairment analysis by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and has determined it has multiple asset groups that are typically at the trade show brand level. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset group is impaired. To perform a qualitative assessment, the Company must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset group. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset group is impaired, a more detailed fair value calculation will be performed to measure the amount of impairment losses to be recognized, if any.

The fair values of the Company’s indefinite-lived trade name asset groups are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rates are estimated using evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. The fair value of the trade name is then compared to the carrying value of each trade name.  If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, weighted average cost of capital, tax rate and royalty rates. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Refer to Note 6, Goodwill and Intangible Assets, for the indefinite-lived intangible asset impairments recorded during the years ended December 31, 2019 and 2018.

In conjunction with the annual impairment test conducted in the fourth quarter of 2018, the Company performed an evaluation of its indefinite-lived intangible assets to determine whether an indefinite life for each trade name was still warranted. As a result of this evaluation, the Company determined that events and circumstances had occurred during the fourth quarter of fiscal year 2018 which indicated that certain of the trade show brands operating in the large, multi-category gift and home, jewelry, retail service, photography and conference event categories should no longer be considered to have indefinite lives.  These events and circumstances included changes to the Company’s strategic decisions on management and resources so that the Company can focus more specifically on certain brands, expectations about the future viability of certain trade shows due to recent changes in customer behavior and overall macroeconomic trends, contractual changes for key relationships, and a lower level of forecasted sales for each of the trade names as a result of decreased sales for each in recent periods and the manner in which management intends to manage the trade names in future periods.

The Company determined the estimated remaining economic lives of the trade names based on future forecasted cash flows, as well as the consideration of various other factors. These factors included the strength of each trade name and their respective market share within the category in which each operates, the stability of the respective industries, the fact that these trade names have been in existence for a long period of time and are expected to remain in existence for a significant number of years in the future while considering any relevant legal, regulatory, or contractual conditions that might limit their remaining useful lives. After taking all of these factors into consideration, the Company adjusted the estimated useful lives of several trade shows to periods between ten and 30 years.

Definite-lived Intangible Assets

Definite-lived intangible assets consist of customer relationships, certain trade names, and computer software. Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed each reporting period:

	Estimated Useful Life	Weighted Average
Customer relationships	7-10 years	9
Definite-lived trade names	10-30 years	22
Computer software	3-7 years	5

Refer to Note 6, Goodwill and Intangible Assets, for definite-lived intangible asset impairments recorded during the years ended December 31, 2019 and 2018.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company conducts the long-lived asset impairment analysis at the asset group level. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares the resulting amount to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Refer to Note 6, Goodwill and Intangible Assets, for long-lived assets other than goodwill and indefinite-lived intangible assets impairments recorded during the years ended December 31, 2019 and 2018.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but instead tested for impairment. The Company tests for impairment on October 31 of each year, or more frequently should an event or a change in circumstances that would indicate the carrying value may be impaired. Such events and circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. The Company performs its goodwill impairment test at the reporting unit level. In goodwill impairment tests prior to October 31, 2019, the Company determined it operated under one reporting unit. Given a change in operating segments that occurred in the fourth quarter of 2019, the Company determined there were multiple reporting units as of October 31, 2019. Refer to Note 17, Segment Information, for information regarding the Company’s reportable segments.

In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required.  When the Company determines a fair value test is necessary, it estimates the fair value of a reporting unit and compares the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit.

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, revenue growth rates, weighted average cost of capital, selecting appropriate discount rates and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting units with the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet. Refer to Note 6, Goodwill and Intangible Assets, for the goodwill impairment recorded during the year ended December 31, 2019.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2019, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2019, the fair values of the reporting units exceeded their carrying value between zero and 18.3%. Of the $980.3 million of goodwill, the carrying value equals the fair value for $571.9 million as of December 31, 2019.  The carrying value of goodwill for reporting units with less than 5% headroom is $896.2 million as of December 31, 2019.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in sales, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. There is $4.3 million of contingent consideration outstanding at December 31, 2019. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Refer to Note 3, Revenues, for further information related to the Company’s revenues.

Trade Shows and Other Events

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is generally recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Trade show and other events generated approximately 92%, 93% and 93% of revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Marketing Services

Revenues from the Company’s other marketing services primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector. These revenues are recognized in the period in which the digital products are provided or publications are issued. Other marketing services revenues generated approximately 8%, 7% and 7% of revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Revenue

The Company generally invoices and collects payment in-full from customers prior to the staging of a trade show or other event and records deferred revenues in the consolidated balance sheets until the staging of the trade show or other event. As of December 31, 2019 and 2018, the Company had deferred revenues of $187.3 million and $192.4 million, respectively, of which, $53.0 million and $49.8 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

Other Income

During the third quarter of 2019, as a result of Hurricane Dorian, the Company’s Surf Expo and Imprinted Sportswear Show - Orlando (“ISS Orlando”) shows were forced to be cancelled. The Company carries cancellation insurance to mitigate losses caused by natural disasters and received payments of $6.1 million to recover the lost revenues from the affected trade shows. As a result, during the year ended December 31, 2019, the Company recorded other income of $6.1 million to recognize the amount recovered from the insurance company in the consolidated statements of (loss) income and comprehensive (loss) income to recognize the amount recovered from our insurance company.  The Company also maintained supplemental insurance to mitigate the losses of the Company's exhibitors for out-of-pocket expenses incurred in connection with the cancelled shows.  The Company received $10.1 million under this policy which was fully paid to participating exhibitors during 2019.

During the third quarter of 2017, as a result of Hurricane Irma, the Company’s Surf Expo and ISS Orlando were forced to close two days early.  As noted previously, the Company carries cancellation insurance to mitigate losses caused by natural disasters and received a payment of $6.5 million from its insurance carrier to recover the lost revenues of the affected trade shows. As a result, during the year ended December 31, 2017, the Company recorded other income of $6.5 million to recognize the amount that was recovered from the insurance company in the consolidated statements of (loss) income and comprehensive (loss) income.

Deferred Financing Fees and Debt Discount

Costs relating to debt issuance have been deferred and are amortized over the terms of the underlying debt instruments using the effective interest method for the Amended and Restated Term Loan Facility and the straight-line method for the Amended and Restated Revolving Credit Facility. Debt discount is recorded as a contra-liability and is amortized over the term of the underlying debt instrument, using the effective interest method.

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Following the June 2019 appointment of the Company’s new chief executive officer, who is considered the CODM, the Company changed the financial reporting structure, in the fourth quarter of 2019, which resulted in a change in reporting segments. The CODM evaluates performance based on the results of six executive brand portfolios, which represent the Company’s six operating segments. Based on an evaluation of economic similarities, four operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments. Two operating segments do not meet the quantitative thresholds of a reportable operating segment and did not meet the aggregation criteria set forth in ASC 280, Segment Reporting, as of December 31, 2019 and as such are referred to as “All Other.” Refer to Note 17, Segment Information, for information regarding the Company’s reportable segments.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. These costs include all brand advertising, telemarketing, direct mail and other sales promotion expenses associated with the Company’s trade shows, conference events and publications. Advertising and marketing costs totaled $17.0 million, $15.3 million and $12.9 million, for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

The Company uses share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for its employees and non-employee directors. Stock-based compensation expense is calculated for each vesting tranche of stock options using the Black-Scholes option pricing model.  The expense is recognized, net of forfeitures, within the consolidated statements of (loss) income and comprehensive (loss) income; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, Emerald’s expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Fair Value of Common Stock — Due to the absence of an active market for the Company’s common stock prior to the IPO, the fair value for purposes of determining the underlying stock price for pre-IPO stock option grants was determined utilizing commonly accepted valuation practices. The exercise price was set at least equal to the fair value of Emerald’s common stock on the date of grant. The key assumptions used in the valuations to determine the fair value of Emerald’s pre-IPO common stock included its historical and projected operating and financial performance; observed market multiples for comparable businesses; the uncertainty in the business associated with economic conditions; the fact that equity incentive grants relate to illiquid securities in a private company that had no liquid trading market; and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the company. Each of these assumptions involves highly complex and subjective estimates. Following the IPO, the fair value per share of common stock for purposes of determining share-based compensation is the closing price of the Company’s common stock as reported on the New York Stock Exchange on the applicable grant date.

•

Expected Term — The expected option term represents the period of time the option is expected to be outstanding. The Company uses the simplified method to estimate the term since the Company does not have sufficient exercise history to calculate the expected term of stock options.

•

Volatility — The expected volatility is based on considering the Company’s limited publicly traded stock price and historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.

•	Risk-Free Rate — The risk-free rate is based on the yields of United States Treasury securities with maturities similar to the expected term of stock option for each stock option grant.
•	Forfeiture Rate — Estimates of pre-vesting forfeitures, or forfeiture rates, are based on an internal analysis, which primarily considers the award recipients’ position within the Company.
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

The Company granted Restricted Stock Units (“RSUs”), that contain service and, in certain instances, performance conditions to certain executives and employees, which are equity-classified awards. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, are probable of being satisfied.  The grant date fair value of stock-based awards is recognized as expense over the requisite service period on the graded-vesting method.

Market-based Share Awards

In 2019, the Company granted performance-based market condition share awards to two senior executives under the Emerald Expositions Events, Inc. 2017 Omnibus Equity Plan. These awards are classified as liability awards, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions. Refer to Note 11, Shareholder’s Equity and Stock-Based Compensation, for further information regarding the Company’s performance-based market condition share awards.

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

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Refer to Note 14, Income Taxes, for further information related to the Company’s income taxes.

Note 2. Recently Adopted Accounting Pronouncements

In July 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-09, Codification Improvements (“ASU 2018-09”). This standard did not prescribe any new accounting guidance, but instead made changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification (“ASC”). The Company adopted ASU 2018-07 on January 1, 2019 and the adoption did not have an impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), to simplify the accounting for share-based payments made to nonemployees. Under ASU 2018-07, accounting for share-based payments made to nonemployees is substantially the same as the accounting for share-based payments made to employees. Share based awards to nonemployees are measured at fair value on the grant date of the awards, with the need to assess the probability of satisfying performance conditions, if any are present. The Company adopted ASU 2018-07 on January 1, 2019 and the adoption did not have an impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). This update permitted entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform from the Tax Cuts and Jobs Act. The Company adopted ASU 2018-02 on January 1, 2019 and the adoption did not have an impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which requires lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability. The Company adopted ASC 842 on January 1, 2019 and elected to use the modified retrospective transition method prescribed under ASC 842 to not restate comparative periods in transition and use the effective date of ASC 842 as the date of initial adoption. Additionally, the Company applied the available practical expedient of keeping leases with an initial term of twelve months or less off of the balance sheet. As a result of the adoption of ASC 842, the Company recorded right-of-use lease assets of $19.7 million and right-of-use lease liabilities of $21.1 million including the reclassification of approximately $1.4 million of unamortized lease incentives and deferred rent liabilities into the right-of-use lease asset balance. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of (loss) income and comprehensive (loss) income and consolidated statements of cash flows. Additional information and disclosures required by this new standard are contained in Note 8, Leases.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies how an entity accounts for credit losses for most financial assets and certain other instruments and requires entities to estimate expected credit losses for trade receivables. ASU 2016-13 is effective for annual and interim fiscal reporting periods beginning after December 15, 2019, with early adoption permitted for annual reporting periods beginning after December 15, 2018. The Company does not expect the adoption of this accounting standard will have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework which modifies existing and includes new disclosure requirements on fair value measurements. ASU 2018-13 is effective for annual and fiscal years beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-13 will have a material impact on the Company’s consolidated financial statements.

In August 2018, FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The standard will become effective for fiscal periods beginning after December 15, 2019. The Company does not expect the adoption of ASU 2018-15 will have a material impact on the Company’s consolidated financial statements.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements or notes thereto.

Note 3. Revenues

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Customers generally receive the benefit of the Company’s services upon the staging of each trade show or conference event.

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show revenues represented approximately 92%, 93% and 93% of total revenues for the years ended December 31, 2019, 2018 and 2017, respectively.

Other marketing services revenues primarily consist of advertising sales for digital products and industry publications and are recognized in the period in which the digital products are provided or publications are issued.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $187.3 million and $192.4 million as of December 31, 2019 and 2018, respectively. Long-term deferred revenues as of December 31, 2019 and 2018 were $0.1 million and zero, respectively, and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and non-current portions, were $187.4 million and $192.4 million, as of December 31, 2019 and 2018, respectively.

The following table represents the deferred revenue activity for the years ended December 31, 2019 and 2018, respectively:

	Year Ended December 31,
(in millions)	2019	2018
Balance at beginning of period	$192.4	$194.5
Consideration earned during the period	(308.6)	(324.0)
Invoiced during the period	302.1	308.1
Additions related to business combinations	1.5	13.8
Balance at end of period	$187.4	$192.4

Performance Obligations

Revenue for trade shows are deferred and recognized when performance obligations under the terms of a contract with the Company’s customer are satisfied, which is typically in the period the trade show occurs. Revenue for other marketing services are deferred and recognized when performance obligations under the terms of a contract with the Company’s customer are satisfied. This occurs in the period in which the publications are issued or the advertising services are provided. Revenue is measured as the amount of consideration the Company expects to receive upon completion of performance obligations.

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year are immaterial.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Year Ended December 31, 2019	(in millions)
Trade shows	$177.4	$106.9	$7.2	$291.5
Other events	0.6	12.8	25.8	39.2
Other marketing services	6.7	20.2	3.3	30.2
Total revenues	$184.7	$139.9	$36.3	$360.9
Year Ended December 31, 2018
Trade shows	$207.2	$102.4	$9.3	$318.9
Other events	0.9	9.6	24.4	34.9
Other marketing services	7.8	15.8	3.3	26.9
Total revenues	$215.9	$127.8	$37.0	$380.7
Year Ended December 31, 2017
Trade shows	$200.7	$86.0	$10.8	$297.5
Other events	7.9	7.5	3.5	18.9
Other marketing services	8.8	12.0	4.5	25.3
Total revenues	$217.4	$105.5	$18.8	$341.7

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets that fall under the scope of ASC Topic 606, Revenue from Contracts with Customers. Contract liabilities primarily consist of booth space sales, registration fees and sponsorship fees that are collected prior to the trade show or other event. The related revenue is recognized upon the completion of the applicable trade show or other event. Contract liabilities are reported on the consolidated balance sheets as deferred revenues.

The Company incurs sales commissions costs in connection with sales of booth space, registration and sponsorships at the Company’s trade shows and with sales of advertising for industry publications. The Company’s contracts with customers are short term, as sales generally begin up to one year prior to the date of the trade shows. The Company expects the period benefitted by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expenses.

Contract Estimates and Judgments

The Company’s revenues accounted for under ASC Topic 606 generally do not require significant estimates or judgments based on the nature of the Company’s contracts. The sales price in the Company’s contracts are fixed and stated on the face of the contract.  All consideration from contracts is included in the transaction price. The Company’s contracts with multiple performance obligations are considered to be fulfilled upon the completion of each trade show, publication issuance or as advertising services are provided, as applicable. The Company’s contracts do not include material variable consideration.

Note 4. Business Acquisitions

The Company acquired certain assets and assumed certain liabilities of one company in 2019 (the “2019 Acquisition”), two companies in 2018 (the “2018 Acquisitions”) and four companies in 2017 (the “2017 Acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $12.9 million and $42.8 million in the years ended December 31, 2019 and 2018, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective trade show industries, synergies and assembled workforce. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. The fair values of acquired customer-relationship intangibles are estimated using a discounted cash flow analysis. Significant assumptions in the discounted cash flow analysis include future cash flows, growth rates, discount rates, and tax rates used in developing the present value of future cash flow projections are the basis of the fair value calculation.

2019 Acquisition

G3 Communications (“G3”)

On November 1, 2019, the Company acquired certain assets and assumed certain liabilities associated with G3 for a total purchase price of $15.7 million, which included a negative working capital adjustment of approximately $1.4 million and contingent consideration of $4.3 million. The contingent consideration is based upon a multiple of estimated EBITDA and is payable on March 31, 2022. The acquisition was financed with cash from operations and a draw of $5.0 million on the Company’s revolving credit facility.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The revenue and net income generated from the acquisition during the 2019 post-acquisition period was $1.3 million and $0.2 million, respectively. The measurement period was closed in the fourth quarter of 2019.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

(in millions)	November 1, 2019
Prepaid expenses	0.3
Goodwill	12.9
Intangible assets	4.0
Deferred revenues	(1.5)
Purchase price, including working capital adjustment	$15.7

2018 Acquisitions

Boutique Design New York (“BDNY”)

On October 15, 2018, the Company acquired certain assets and assumed certain liabilities associated with BDNY and associated trade shows and related assets from ST Media Group International, Inc. and Hospitality Media Group, LLC, for a total purchase price of $45.1 million, which included a negative working capital adjustment of approximately $8.7 million and deferred payments of $1.8 million. The deferred payments are related to a Joint Venture Interest Redemption Agreement and Marketing Services Agreement between the American Hotel and Lodging Association, New York State Hospitality & Tourism Association, Inc. and Hotel Association of New York City, Inc. As of December 31, 2019, the $0.7 million of the deferred payment is included in accounts payable and other current liabilities and $0.1 million is included in other noncurrent liabilities in the consolidated balance sheet. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

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

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

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

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

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

External acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.  The revenue generated from this acquisition during the 2017 post-acquisition period was immaterial.  The measurement period was closed in the first quarter of 2018.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

(in millions)	November 29, 2017
Cash	$0.6
Trade and other receivables	5.1
Prepaid expenses	0.5
Goodwill	21.1
Intangible assets	23.0
Accounts payable and other current liabilities	(0.8)
Deferred revenues	(12.9)
Purchase price, including working capital adjustment	$36.6

Snow Show

The Company acquired the assets and assumed the liabilities associated with the SnowSports Industries America Snow Show on May 24, 2017, for a total purchase price of $16.8 million, which included a negative working capital adjustment of approximately $0.3 million and a deferred payment of $0.4 million. At the date of acquisition, the Company entered into a sponsorship agreement for a non-exclusive right to use to the Snow Sports Industries mark. As a result of the sponsorship agreement, the Company recorded a $0.4 million deferred payment that will be paid over the next ten years.  As of December 31, 2019, the $0.1 million deferred payment is included in other noncurrent liabilities in the consolidated balance sheets. The acquisition was financed with cash from operations.

External acquisition costs of $0.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.  The revenue generated from this acquisition during the 2017 post-acquisition period was immaterial.  The measurement period was closed in the fourth quarter of 2017.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

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

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.  The revenue generated from this acquisition during the 2017 post-acquisition period was $1.7 million. The measurement period was closed in the fourth quarter of 2017.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

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

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.  The revenue generated from this acquisition during the 2017 post-acquisition period was $7.0 million.  The measurement period was closed in the fourth quarter of 2017.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

(in millions)	January 25, 2017
Prepaid expenses	$0.3
Goodwill	24.9
Intangible assets	11.1
Deferred revenues	(1.5)
Purchase price, including working capital adjustment	$34.8

Supplemental Pro-Forma Financial Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2019 and 2018 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes. The supplemental unaudited pro-forma financial information is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies.  Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

	Year ended December 31,
	2019	2018
(in millions)	(Unaudited)
Pro-forma revenues	$369.9	$400.9
Pro-forma net loss	$(48.8)	$(26.3)

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2019	2018
Furniture, equipment and other	$5.8	$5.5
Leasehold improvements	3.0	2.3
	$8.8	$7.8
Less: Accumulated depreciation	(4.6)	(4.1)
Property and equipment, net	$4.2	$3.7

Depreciation expense related to property and equipment for the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $1.0 million and $0.9 million, respectively. Losses on disposals were not material for the years ended December 31, 2019, 2018 and 2017.

Note 6. Goodwill and Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2017	$—	$—	$—	$993.7
Acquired goodwill	—	—	—	43.4
Adjustments	—	—	—	(0.6)
Balance at December 31, 2018	$—	$—	$—	$1,036.5
Allocation of goodwill to segments	640.3	361.3	34.9	1,036.5
Acquired goodwill	—	—	12.9	12.9
Impairments	(41.9)	(24.0)	(3.2)	(69.1)
Balance at December 31, 2019	$598.4	$337.3	$44.6	$980.3

Impairment of Goodwill

The Company recorded goodwill impairments during the year ended December 31, 2019, of $69.1 million, which is presented in the accompanying consolidated statements of (loss) income and comprehensive (loss) income as goodwill impairments. As described below, the impairments consist of the write-down of goodwill equal to the excess carrying value above the fair value. The impairment of goodwill was in connection with the Company’s interim and annual impairment tests performed in 2019. No goodwill impairments were recorded for the years ending December 31, 2018 and 2017.

During the third quarter of 2019, the Company revised its forecast for future performance and issued revised guidance to the investment community causing an extended decline in the Company’s stock price resulting in the market capitalization of the Company falling below the carrying value of its single reporting unit. Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of August 31, 2019 using income and market approaches with assumptions that are considered level 3 inputs and concluded that the Company’s carrying value of goodwill exceeded the Company’s fair value, resulting in a goodwill impairment of $9.3 million during the third quarter of 2019. The goodwill impairment is reported in goodwill impairments on the consolidated statements of (loss) income and comprehensive (loss) income.

During the fourth quarter of 2019, the Company had a change in operating segments which resulted in a change in reporting units. The Company reassigned goodwill to the updated reporting units using a relative fair value approach. The Company performed a quantitative assessment of the Company’s fair value of goodwill as of October 31, 2019 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $59.8 million.  The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative 10.0% to 5.0%, at a weighted average cost of capital (discount rate) ranging from 8.8% to 10.5%.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2019, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2019, the fair values of the reporting units exceeded their carrying value between zero and 18.3%. Of the $980.3 million of goodwill, the carrying value equals the fair value for $571.9 million as of December 31, 2019.  The carrying value of goodwill for reporting units with less than 5% headroom is $896.2 million as of December 31, 2019.

The total accumulated goodwill impairment charges are $69.1 million through December 31, 2019.

Intangible Assets

Intangible assets consist of the following:

(in millions)	December 31, 2018	Additions	Disposals	Impairments	Transfers	December 31, 2019
Indefinite-lived intangible assets
Trade names	$117.6	$—	$—	$(4.9)	$—	$112.7
Amortizable intangibles
Customer relationships	399.2	2.5	—	(11.3)	—	390.4
Trade names	106.6	2.5	—	(3.5)	—	105.6
Computer software	9.9	0.1	—	—	0.6	10.6
	633.3	5.1	—	(19.7)	0.6	619.3
Accumulated amortization
Customer relationships	(190.9)	(43.6)	—	2.6	—	(231.9)
Trade names	(1.0)	(6.0)	—	0.1	—	(6.9)
Computer software	(6.6)	(1.4)	—	—	—	(8.0)
	(198.5)	(51.0)	—	2.7	—	(246.8)
Capitalized software in progress	0.5	1.4	—	—	(0.6)	1.3
Total intangible assets, net	$435.3	$(44.5)	$—	$(17.0)	$—	$373.8

(in millions)	December 31, 2017	Additions	Disposals	Impairments	Transfers	December 31, 2018
Indefinite-lived intangible assets
Trade names	$298.5	$6.8	$—	$(90.6)	$(97.1)	$117.6
Amortizable intangibles
Customer relationships	408.8	22.5	—	(32.1)	—	399.2
Trade names	—	9.5	—	—	97.1	106.6
Computer software	8.4	1.0	—	—	0.5	9.9
	715.7	39.8	—	(122.7)	0.5	633.3
Accumulated amortization
Customer relationships	(165.7)	(43.6)	—	18.4	—	(190.9)
Trade names	—	(1.0)	—	—	—	(1.0)
Computer software	(5.4)	(1.2)	—	—	—	(6.6)
	(171.1)	(45.8)	—	18.4	—	(198.5)
Capitalized software in progress	0.4	0.6	—	—	(0.5)	0.5
Total intangible assets, net	$545.0	$(5.4)	$—	$(104.3)	$—	$435.3

Amortization expense for the years ended December 31, 2019, 2018 and 2017 was $51.0 million, $45.8 million and $42.3 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2020	$49.7
2021	48.0
2022	45.8
2023	32.2
2024	11.8
Thereafter	72.4
$259.9

The Company recorded impairments during the year ended December 31, 2019 of $8.3 million for trade names and $8.7 million for customer relationships, which is presented in the accompanying consolidated statements of (loss) income and comprehensive (loss) income as intangible asset impairments. The Company recorded impairments during the year ended December 31, 2018, of $90.6 million for trade names and $13.7 million for customer relationships, which is presented in the accompanying consolidated statements of (loss) income and comprehensive (loss) income as intangible asset impairment. No impairments of indefinite-lived or definite-lived intangible assets were recorded during the year ending December 31, 2017.

Impairment of Indefinite-Lived Intangible Assets

During the third quarter of 2019, the Company revised its forecast for the future performance of several trade show brands as the Company’s revenue expectations and pacing reflected a decline compared to the 2019 forecast due to the underperformance of these brands and an expected decrease in EBITDA driven by planned investments in technology and the execution of events. Management determined this to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups exceeded their fair value. The Company performed a quantitative analysis using the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded that certain of its indefinite-lived trade names had a fair value below the carrying value. As a result, the Company recognized an impairment of $4.9 million during the year ended December 31, 2019. The decline in fair value in certain indefinite-lived intangible assets groups compared to the carrying value is the result of changes in forecasted revenues and expenses. The impairment charge is reported in intangible asset impairments on the consolidated statements of (loss) income and comprehensive (loss) income. The indefinite-lived intangible assets impaired during 2019 had a remaining fair value of $10.0 million as of December 31, 2019.

The Company performed a quantitative analysis for its annual impairment test for indefinite-lived intangible assets on October 31, 2019.  The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded each of the indefinite-lived trade name asset groups had fair values in excess of carrying values as of October 31, 2019.

Indefinite-lived intangible asset impairments in the Commerce reportable segment and Design and Technology reportable segment were $0.7 million and $3.6 million, respectively, during the year ended December 31, 2019.

During the fourth quarter of 2018, the Company identified triggering events associated with the performance of several trade show brands that led management to determine that it was not more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups would be recovered. As a result of the qualitative analysis performed, the Company deemed it necessary to perform the quantitative analysis for certain asset groups. The Company performed the quantitative analysis and concluded that certain of its asset groups had a fair value below the carrying value. Accordingly, the Company recorded an impairment of $90.6 million for the year ended December 31, 2018 related to certain trade names. The decline in fair value compared to the carrying value of the asset groups is the result of changes in forecasted revenues and expenses and adjustments to the valuation assumptions around future royalty and discount rates.

No impairment was identified as a result of the Company’s annual assessment of the Company’s indefinite-lived intangible assets for the year ended December 31, 2017.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the third quarter of 2019, the Company became aware of changes in circumstances, including its revised forecast for the future performance of several trade show brands as the Company’s revenue expectations and pacing reflected a decline compared to the 2019 forecast due to the underperformance of these brands and an expected decrease in EBITDA driven by planned investments in technology and the execution of events, which indicated the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge. As a result, the Company recognized an impairment charge based on a measurement of fair value of those assets using an income approach of $12.1 million during the year ended December 31, 2019. The long-lived assets impaired during 2019 had a remaining fair value of $2.2 million as of December 31, 2019. The long-lived asset impairment charge is reported in intangible asset impairment charges on the consolidated statements of (loss) income and comprehensive (loss) income.

Long-lived asset impairments in the Commerce reportable segment and Design and Technology reportable segment were zero and $4.3 million, respectively, during the year ended December 31, 2019.

In connection with the impairment of certain of the Company’s trade name intangible assets as of October 31, 2018, the Company performed a recoverability test on the related asset groups containing definite-lived intangible assets. The recoverability test indicated that certain customer relationship assets were impaired, which resulted in an impairment of $13.7 million during the year ended December 31, 2018. There were no long-lived asset impairments for the year ended December 31, 2017.

Note 7. Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2019	December 31, 2018
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.55% and 5.27% at December 31, 2019 and 2018, respectively) due 2024, net(a)	$525.4	$529.9
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$519.7	$524.2

(a)

Amended and Restated Term Loan Facility as of December 31, 2019 is recorded net of unamortized discount of $2.5 million and net of unamortized deferred financing fees of $3.0 million. Amended and Restated Term Loan Facility as of December 31, 2018 is recorded net of unamortized discount of $3.0 million and net of unamortized deferred financing fees of $3.6 million.

Amended and Restated Senior Secured Credit Facilities

On May 8, 2017, using the net proceeds from the initial public offering, the Company prepaid $159.2 million of borrowings outstanding under secured term loan facility (the “Term Loan Facility”).  On May 22, 2017, EEH amended and restated the Senior Secured Credit Facilities (the “Amended and Restated Senior Secured Credit Facilities”), which consist of (i) a seven-year $565.0 million senior secured term loan facility (the “Amended and Restated Term Loan Facility”), scheduled to mature on May 22, 2024 and (ii) a $150.0 million senior secured revolving credit facility (the “Amended and Restated Revolving Credit Facility” and, together with the Amended and Restated Term Loan Facility, the “Amended and Restated Senior Secured Credit Facilities”), scheduled to mature on May 23, 2022. On November 27, 2017, (the “Effective Date”), EEH entered into the Refinancing Agreement and First Amendment to the Amended and Restated Senior Secured Credit Facilities to reduce the interest rate applicable to term loans under the Amended and Restated Term Loan Facility, by 25 basis points, and on November 29, 2017, EEH entered into the Repricing Agreement and Second Amendment to the Amended and Restated Credit Agreement to reduce the interest rate applicable to revolving loans under the Amended and Restated Revolving Credit Agreement by 25 basis points.

The Amended and Restated Term Loan Facility proceeds of $563.6 million (net of a $1.4 million original issuance discount) were used to repay the outstanding principal and interest under the Term Loan Facility, pay third party fees of $6.4 million and pay $0.8 million in financing fees related to the increase in commitments under the Amended and Restated Revolving Credit Facility. An additional $1.5 million in third party fees were paid with cash from operations. Of the $6.4 million in third party fees, $3.8 million were recognized as interest expense. The remaining $2.6 million, together with the $1.5 million in third party fees that were paid with cash from operations, were recorded as deferred financing fees. The $1.4 million original issuance discount and the $2.6 million in deferred financing fees are being amortized over the life of the Amended and Restated Term Loan Facility using the effective interest method. The $0.8 million in deferred financing fees related to the Amended and Restated Revolving Credit Facility are being amortized over the life of the facility using the straight-line method.

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

From May 22, 2017 through the Effective Date, the spread, or applicable margin, was 2.00% for ABR loans and 3.00% for LIBOR loans. After the Effective Date, the spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans. Beginning in the first quarter of 2018, (i) the applicable margin steps down by 0.25% if EEH’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) steps down by an additional 0.25% if EEH’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00.

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

EEH had $10.0 million and $40.0 million in borrowings under its Amended and Restated Revolving Credit Facility as of December 31, 2019 and 2018, respectively. EEH had $1.0 million and $0.9 million in stand-by letters of credit issuances under its Amended and Restated Revolving Credit Facility and its Revolving Credit Facility as of December 31, 2019 and December 31, 2018, respectively.

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

EEH made voluntary repayments of zero, $20.0 million and zero on the Amended and Restated Term Loan Facility during the years ended December 31, 2019, 2018 and 2017, respectively. These payments exceed and therefore preclude any required ECF payment as allowed within the Amended and Restated Term Loan Facility. EEH may prepay the loans in whole or part without premium or penalty.

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by EEH’s direct parent company and, subject to certain exceptions, by all of EEH’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2019, all of EEH’s subsidiaries and EEH’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by EEH or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring EEH to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of December 31, 2019, this financial covenant has not been triggered and EEH was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities through December 31, 2019.

During the year ended December 31, 2019, EEH borrowed $16.0 million and repaid $46.0 million on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2018, EEH made borrowings of $50.0 million and repayments of $10.0 million on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2017, EEH made borrowings of $43.0 million and repayments of $43.0 million on the Revolving Credit Facility.

Interest Expense

Interest expense reported in the consolidated statements of (loss) income and comprehensive (loss) income consist of the following:

	Year ended December 31,
(in millions)	2019	2018	2017
Senior secured term loan	$27.2	$26.5	$32.6
Non-cash interest for amortization of debt discount and debt issuance costs	1.4	1.7	4.6
Realized and unrealized gain on interest rate swap and floor, net	—	(0.3)	—
Revolving credit facility interest and commitment fees	1.7	1.2	1.1
	$30.3	$29.1	$38.3

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor had an effective date of December 31, 2015 and were settled on the last business day of each month of March, June, September and December, beginning March 31, 2016 through the interest rate swap and floor contracts on December 31, 2018. The Company did not enter into a new forward interest rate swap and floor contracts subsequent to the December 31, 2018 expiration. The Company realized losses of zero, $0.5 million and $1.4 million during the years ended December 31, 2019, 2018 and 2017, respectively, representing the differential between the three-month LIBOR rate and the 2.705% interest rate swap and floor, on the principal amount of $100.0 million. The Company marked-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the consolidated statements of (loss) income and comprehensive (loss) income. For the years ended December 31, 2019, 2018 and 2017, the Company recorded an unrealized gain of zero, $0.8 million and $1.4 million, respectively. Due to the expiration of the interest rate swap and floor contracts, there is no liability recorded as of December 31, 2019 and 2018.

Note 8. Leases

The Company determines if an arrangement is or contains a lease at contract inception. The Company's leases consist of operating leases for office space and certain equipment. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are recognized on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company's leases have a remaining contractual term of 6 months to 8 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of December 31, 2019. The Company’s weighted-average remaining lease term was 6.1 years as of December 31, 2019.

Short-term operating leases with a contractual term of 12 months or less are not recorded on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the consolidated statements of (loss) income and comprehensive (loss) income and are considered rent expense. Short-term operating lease costs were not material for the year ended December 31, 2019. Leases with a duration of less than one month are not included in rent expense. Rent expense is recognized on a straight-line basis over the related lease term. Rent expense was $4.4 million, $4.0 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company reported $1.2 million, $1.1 million and $1.1 million in rent expense on the consolidated statements of (loss) income and comprehensive (loss) income as cost of revenues and $3.2 million, $2.9 million and $3.2 million in rent expense on the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Certain of the Company's lease agreements include variable lease payments. Variable lease costs were $0.2 million for the year ended December 31, 2019.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of December 31, 2019 were as follows:

(in millions)	December 31, 2019
2020	$4.2
2021	3.8
2022	3.2
2023	3.2
2024	2.9
Thereafter	5.3
Minimum lease payments	$22.6
Less: Imputed interest	(2.8)
Present value of minimum lease payments	$19.8

As of December 31, 2018, future minimum lease payments under operating leases by period were as follows:

(in millions)	December 31, 2018
2019	$3.9
2020	4.0
2021	3.4
2022	3.0
2023	3.0
Thereafter	7.9
Total	$25.2

Supplemental cash flow and other information related to leases was as follows:

December 31,
(in millions)	2019
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the consolidated statements of cash flows	$4.0
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$1.9

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental collateralized borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.16% as of December 31, 2019.

Note 9. Fair Value Measurements

As of December 31, 2019 and 2018, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the tables below:

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9.6	$9.6	$—	$—
Total assets at fair value	$9.6	$9.6	$—	$—

Liabilities
Market-based share awards liability(a)	$0.6	$—	$—	$0.6
Contingent consideration(a)	4.3	—	—	4.3
Total liabilities at fair value	$4.9	$—	$—	$4.9

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$20.5	$20.5	$—	$—
Total assets at fair value	$20.5	$20.5	$—	$—

(a)	Included within other noncurrent liabilities in the consolidated balance sheet.

The contingent consideration liability of $4.3 million as of December 31,2019 is expected to be settled in 2022. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding a multiple of the estimated EBITDA for the 2019 Acquisition. The liability is re-measured to fair value each reporting period using the Company’s most recent internal operational budget. The determination of the fair value of the contingent consideration liabilities could change in future periods based upon the Company’s ongoing evaluation of the estimated EBITDA expected payment.  Any such changes in fair value will be recorded in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. There were no remeasurement adjustments or payments of earn out liabilities during 2019.

As of December 31, 2018, the Company had no liabilities measured at fair value on a recurring basis.

The contingent consideration liability of $1.6 million of December 31, 2017, was settled during 2018. These liabilities were re-measured to fair value were re-measured to fair value each reporting period using the Company’s most recent internal operational budgets. During the Company’s internal reviews in 2018, the Company recorded a $0.5 million increase in fair value which is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

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

Note 10. Related-Party and Former Parent Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 66.0% of the Company’s outstanding common stock at December 31, 2019. Onex owns a majority equity position in SMG Holdings, Inc. (“SMG”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of SMG, which the Company has contracted with for catering services at certain of the Company’s trade shows. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). The Company made payments of $0.6 million, $0.1 million and $0.4 million to ASM during the years ended December 31, 2019, 2018 and 2017, respectively.  These payments are included in cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income. The Company has no amounts due to ASM as of December 31, 2019 and 2018.

The Company entered into a Services Agreement (the “Services Agreement”), dated June 17, 2013, with Onex. Under the Services Agreement, Onex provided expertise and advisory services, including, financial and structural analysis, due diligence investigations, and other advice and negotiation assistance. The fee for these services was payable quarterly.  In conjunction with the Company’s initial public offering, the Service Agreement was terminated. The Onex Partners service expense was zero, zero and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income.

Note 11. Shareholder’s Equity and Stock-Based Compensation

Common Stock Issuances

On May 3, 2017, the Company completed the initial public offering of its common stock and the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. The Company sold a total of 10,333,333 shares of common stock.

Dividends

The following is a summary of the dividends paid for the years ending December 31, 2019, 2018 and 2017:

	2019
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	February 5, 2019	April 30, 2019	July 30, 2019	October 31, 2019
Shareholders of record on	February 19, 2019	May 14, 2019	August 13, 2019	November 14, 2019
Dividend paid on	March 5, 2019	May 28, 2019	August 27, 2019	November 27, 2019
Dividend per share	$0.0725	$0.0750	$0.0750	$0.0750
Cash dividend paid	$5.2	$5.4	$5.4	$5.3

	2018
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	January 26, 2018	May 1, 2018	July 31, 2018	October 26, 2018
Shareholders of record on	February 9, 2018	May 15, 2018	August 14, 2018	November 14, 2018
Dividend paid on	February 23, 2018	May 29, 2018	August 28, 2018	November 26, 2018
Dividend per share	$0.0700	$0.0725	$0.0725	$0.0725
Cash dividend paid	$5.1	$5.3	$5.3	$5.3

	2017
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	—	May 24, 2017	August 1, 2017	October 27, 2017
Shareholders of record on	—	June 7, 2017	August 17, 2017	November 16, 2017
Dividend paid on	—	June 21, 2017	August 31, 2017	November 30, 2017
Dividend per share	$—	$0.0700	$0.0700	$0.0700
Cash dividend paid	$—	$5.1	$5.1	$5.1

Share Repurchases

July 2019 Share Repurchase Program

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program.  Under the terms of the July 2019 Share Repurchase Program, the Company has the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through July 31, 2020, subject to early termination or extension by the Board. The July 2019 Share Repurchase Program does not obligate the Company to purchase any specific number of shares. The Company settled the repurchase of 810,120 shares for $7.7 million during the year ended December 31, 2019 under this repurchase program. There was $22.2 million remaining available for share repurchases under the July 2019 Share Repurchase Program as of December 31, 2019.

November 2018 Share Repurchase Program

On November 20, 2018, the Company’s Board of Directors (the “Board”) authorized a $20.0 share repurchase program. Under the terms of the November 2018 Share Repurchase Program, the Company has the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through December 31, 2019. The November 2018 Share Repurchase Program did not require the Company to acquire any specific number of shares. Pursuant to the November 2018 Share Repurchase Program, the Company settled the repurchase of 43,437 shares for $0.6 million during the year ended December 31, 2019 and 1,627,248 shares for $19.4 million during the year ended December 31, 2018.  There were no remaining amounts available for share repurchases as of December 31, 2019 pursuant to the Company’s November 2018 Share Repurchase Program.

Employee Benefit Plans

2013 Stock Option Plan (“the 2013 Plan”) and 2017 Omnibus Equity Plan (“the 2017 Plan”)

Effective June 17, 2013 the Company’s Board of Directors approved the adoption of the Expo Event Holdco, Inc. 2013 Stock Option Plan and reserved 4,963,875 shares for awards to be issued under the 2013 Plan. The 2013 Plan was amended The 2013 Plan was amended several times in 2013 and 2014 to increase shares reserved for future issuance to 29,868,625 shares. A total of 22,187,125 shares were available for grant under the 2013 Plan as of December 31, 2019. However, following the Company’s IPO, the 2013 Plan is no longer used for future grants.

In April 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company has initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. A total of 1,124,656 shares were available for future grant under the 2017 Plan as of December 31, 2019.

The Board of Directors determines eligibility, vesting schedules and exercise prices for award grants. Option grants have a contractual term of 10 years from the date of grant. Under the 2017 Plan, the options have been granted with the exercise price being equal to the fair market value of the Company’s common stock at the date of grant.

Vesting of all option grants begins at the first anniversary of the date of grant. Options granted under the 2013 Plan vest 20% per year over five years. Options granted under the 2017 Plan vest pro rata over a term of either three or four years.

Emerald Expositions Events, Inc. 2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Company’s Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP.

ESPP expense recognized by the Company was not material for the year ended December 31, 2019 and was zero for the years ended December 31, 2018, and 2017.  The Company’s initial ESPP offering period began in February 2019 and ended in August 2019. The Company issued 8,426 shares to employees in August 2019 at the end of the initial ESPP offering period. The Company’s second ESPP offering period began in August 2019 and will end in February 2020.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2019
	Range	Weighted-Average
Expected volatility	21.7% to 23.2%
Dividend yield	2.2% to 2.3%
Risk-free interest rate	1.9% to 2.5%
Expected term (in years)	6.5 to 7.0
Weighted-average fair value at grant date		$2.36

Year Ended December 31, 2018
	Range	Weighted-Average
Expected volatility	23.6% to 25.1%
Dividend yield	1.3% to 1.7%
Risk-free interest rate	2.5% to 3.0%
Expected term (in years)	5.5 to 7.0
Weighted-average fair value at grant date		$4.76

Year Ended December 31, 2017
	Range	Weighted-Average
Expected volatility	24.1% to 26.0%
Dividend yield	1.3%
Risk-free interest rate	1.9% to 2.0%
Expected term (in years)	5.3 to 7.0
Weighted-average fair value at grant date		$5.53

Stock option activity for the years ended December 31, 2019 and 2018 was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2017	6,553	$10.82	5.9	$62.5
Granted	1,873	19.34
Exercised	(601)	10.80
Forfeited	(740)	15.13
Outstanding at December 31, 2018	7,085	$12.62	5.0	$13.0
Granted	987	12.29
Exercised	(528)	8.00
Forfeited	(393)	15.83
Outstanding at December 31, 2019	7,151	$12.74	4.4	$5.8
Exercisable at December 31, 2019	5,196	$11.55	2.7	$5.8

Information regarding fully vested and expected to vest stock options as of December 31, 2019 was as follows:

Exercise Price	Number of Options (share data in thousands)	Weighted Average Remaining Contractual Life
$8.00	2,249	2.10
$10.40	200	3.91
$11.41	169	9.43
$12.00	1,362	2.15
$12.47	707	9.21
$13.03	8	6.12
$14.13	42	8.83
$16.00	991	2.61
$16.50	728	8.55
$22.08	650	7.72
$22.66	45	7.73
	7,151

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2019, for those options for which the market price was in excess of the exercise price.

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, are probable of being satisfied. The Company recorded stock-based compensation expense for stock option grants for the years ended December 31, 2019, 2018 and 2017 of $3.4 million, $3.2 million and $1.7 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $1.7 million, $0.5 million and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

There were 5,196,341 stock options vested and exercisable at December 31, 2019. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 based on weighted average grant date fair value was $2.7 million, $3.6 million, and $3.7 million, respectively. There was a total of $3.6 million unrecognized stock-based compensation expense at December 31, 2019 related to unvested stock options expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

The Company grants RSUs that contain service and, in certain instances, performance conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, are probable of being satisfied. Stock-based compensation expense related to RSUs recognized in the years ended December 31, 2019, 2018 and 2017 was $3.7 million, $2.9 million and $0.7 million, respectively.

RSU activity for the years ended December 31, 2019 and 2018 was as follows:

	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2017	103	$22.03
Granted	357	20.77
Forfeited	(37)	22.22
Vested	(20)	21.76
Unvested balance, December 31, 2018	403	$20.91
Granted	508	12.30
Forfeited	(128)	17.43
Vested	(115)	21.05
Unvested balance, December 31, 2019	668	$15.00

There was a total of $4.9 million unrecognized stock-based compensation expense at December 31, 2019 related to unvested RSUs expected to be recognized over a weighted-average period of 2.6 years.

Market-based Share Awards

In June 2019, the Company granted performance-based market condition share awards to two senior executives under the 2017 Plan, which entitles these employees to the right to receive shares of common stock equal to a maximum cash value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In December 2019, the performance-based market condition share awards for one senior executive was increased, which increased the maximum cash value of the performance-based market condition share awards to $18.9 million, in the aggregate. Stock-based compensation expense related to performance-based market condition share awards recognized in the years ended December 31, 2019, 2018 and 2017 was $0.6 million, zero and zero, respectively.

As of December 31, 2019, $18.9 million of the performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.06 per share, which would result in an estimated 190,000 shares of common stock to be issued upon vesting. Each of the estimated 190,000 shares of common stock had a weighted-average grant date fair value of $25.13 per share. The performance-based market condition share awards consist of four tranches with four separate specified award values that become payable upon achievement of the specified closing share price targets, which range from $18.00 per share to $24.00 per share. If the applicable targeted closing share price is attained over sixty days during a ninety-day trading period, that tranche of the award vests and the employees holding the awards receive shares of common stock equal to the specified award values (calculated based on the closing price per share on the trading day on which the relevant vesting condition was satisfied). In connection with the vesting, if any, of each award tranche, the Company expects to issue new shares of common stock to settle the vested awards. The total number of shares that will be awarded upon vesting will depend on the closing price per share on the trading day on which the relevant vesting condition is satisfied. These performance-based market condition share awards have a contractual term of ten years.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. As of December 31, 2019, the liability for these awards was $0.6 million and is reported on the consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the awards was $4.8 million. The fair value of the awards as of December 31, 2019 was $4.0 million. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The weighted average remaining service period is 3.2 years. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.6 million, zero and zero for the years ended December 31, 2019, 2018 and 2017, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards granted during the year and remeasured at December 31, 2019 were as follows:

	Grant Date	December 31, 2019
Expected volatility	33.60%	35.00%
Dividend yield	2.63%	2.84%
Risk-free interest rate	2.06%	1.90%

The weighted-average expected term of the Company’s performance-based market condition share awards was 3.7 years at grant date, which represents the weighted-average of the derived service periods for the share awards.

Note 12. Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding stock options were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2019, 2018 and 2017 unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met.

The details of the computation of basic and diluted (loss) earnings per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2019	2018	2017
Net (loss) income	$(50.0)	$(25.1)	$81.8
Weighted average common shares outstanding	71,719	72,887	68,912
Basic (loss) earnings per share	$(0.70)	$(0.34)	$1.19
Net (loss) income	$(50.0)	$(25.1)	$81.8
Diluted effect of stock options	—	—	3,204
Diluted weighted average common shares outstanding	71,719	72,887	72,116
Diluted (loss) earnings per share	$(0.70)	$(0.34)	$1.13
Anti-dilutive shares excluded from diluted earnings per share calculation	4,996	1,609	63

Note 13. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”), that was formed on January 1, 2014. The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. For each of the years ended December 31, 2019, 2018 and 2017, the Company recorded compensation expense of $1.1 million, $1.0 million and $0.9 million, respectively, for the employer matching contribution.

Note 14. Income Taxes

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

In connection with the Tax Act, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), to provide guidance to companies that had not completed their accounting for the income tax effects of the Tax Act. Under SAB 118, companies were permitted to record provisional amounts to the extent reasonable estimates could be made. Additionally, upon obtaining, preparing, or analyzing additional information (including computations), companies were permitted to record additional tax effects and adjustments to previously recorded provisional amounts within one year from the enactment date of the Tax Act.

As of December 31, 2017, the Company had recorded a provisional income tax benefit of $52.1 million, which was primarily associated with the remeasurement of certain deferred tax liabilities in the U.S. from 35% to 21%. As of  December 31, 2018, the Company completed its accounting for the income tax effects of the Tax Act and recorded an adjustment of $0.2 million, representing an additional income tax benefit, which is included as a component of the overall benefit from income taxes as reported in the consolidated statements of (loss) income and comprehensive (loss) income and represented a 0.7% increase to the Company’s effective tax rate during 2018.

The Company’s current and deferred income tax benefits were as follows:

	December 31,
(in millions)	2019	2018	2017
Current
Federal	$7.8	$11.5	$0.6
State and local	2.6	5.0	4.3
	10.4	16.5	4.9
Deferred
Federal	(11.1)	(19.1)	(38.9)
State and local	(4.3)	(5.7)	(1.0)
	(15.4)	(24.8)	(39.9)
Total benefit from income taxes	$(5.0)	$(8.3)	$(35.0)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are set forth below:

	December 31,
(in millions)	2019	2018	2017
Income (loss) before income taxes	$(55.0)	$(33.4)	$46.8
U.S. statutory tax rate	21.0%	21.0%	35.0%
Taxes at the U.S. statutory rate	(11.5)	(7.0)	16.4
Tax effected differences
State and local taxes, net of federal benefit	(0.8)	(1.7)	1.9
Excess tax deductions on share-based payments	0.3	(0.9)	(1.0)
Return to provision adjustments	(0.1)	(1.4)	—
Change in tax rates	(0.6)	1.2	(52.1)
Adjustments under SAB 118	—	(0.2)	—
Change in uncertain tax positions	—	1.2	(0.4)
Nondeductible expenses	7.6	0.3	0.2
Other, net	0.1	0.2	—
Total benefit from income taxes	$(5.0)	$(8.3)	$(35.0)

In addition to certain nondeductible expenses recorded by the Company (e.g., portions of the goodwill impairments recorded during the year ended December 31, 2019), the fluctuations of the Company’s income tax benefits and effective tax rates between the years ended December 31, 2019 and 2018 are primarily attributable to changes in the relative mix of the Company's operations in and among various U.S. state and local jurisdictions that impact the Company's state and local income tax provision expenses, in addition to the state and local blended tax rates applied in the measurement of its deferred tax assets and liabilities.

The fluctuations of the Company’s income tax benefits and effective tax rates between the years ended December 31, 2018 and 2017 are primarily attributable to the Tax Act and its reduction of the U.S. corporate income tax rate from 35% to 21%, beginning January 1, 2018. Additionally, changes in the relative mix of the Company’s operations in and among various U.S. state and local jurisdictions impact the Company’s state and local income tax provision expenses, in addition to the state and local blended tax rates applied in the measurement of its deferred tax assets and liabilities.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2019	2018
Deferred tax assets
Net operating loss carryforwards	$0.2	$0.2
Deferred compensation	1.3	0.9
Stock-based compensation	6.2	5.7
Fixed asset depreciation	0.1	—
Lease liabilities	5.2	5.5
Accrued expenses	0.2	0.2
Other assets	0.3	1.0
Deferred tax assets	13.5	13.5
Valuation allowance	(0.2)	(0.2)
Net deferred tax assets	13.3	13.3

Deferred tax liabilities
Goodwill and intangible assets	(68.5)	(83.6)
Rent assets	(4.8)	(5.1)
Net deferred tax liability	$(60.0)	$(75.4)

Recognized as
Deferred income taxes, current	$—	$—
Deferred income taxes, noncurrent	(60.0)	(75.4)
	$(60.0)	$(75.4)

The Company has recorded valuation allowances for certain deferred tax assets, which are related to U.S. state net operating loss carryforwards as sufficient uncertainty exists regarding the future realization of these assets.

As of December 31, 2019 and 2018, the Company had U.S. state net operating loss carryforwards of $2.7 million and $2.8 million, respectively.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2019, 2018, and 2017:

	December 31,
(in millions)	2019	2018	2017
Gross unrecognized tax benefits, beginning of period	$1.1	$1.7	$0.4
Decreases related to prior year tax positions	—	(1.7)	(0.4)
Increases related to current year tax provisions	—	1.1	1.7
Gross unrecognized tax benefits, end of period	$1.1	$1.1	$1.7

For the years ended December 31, 2019, 2018, and 2017, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the benefit from income taxes in the consolidated statements of (loss) income and comprehensive (loss) income.

If the balance of gross unrecognized tax benefits of $1.1 million as of December 31, 2019 were realized in a future period, this would result in a tax benefit of $1.1 million within the provision for income taxes at such time. The Company does not expect that there are any material changes to its unrecognized tax benefits that are reasonably possible to occur within the coming year.

The Company is subject to U.S. federal income tax and various state and local taxes in numerous jurisdictions. The Company’s federal tax returns for 2016 through 2019 years remain open for examination by the IRS. In most cases, the Company’s state tax returns for 2016 through 2019 remain open and are subject to income tax examinations by state taxing authorities.

Note 15. Commitments and Contingencies

Operating Leases and Other Contractual Obligations

The Company has entered into operating leases for office space and office equipment and other contractual obligations primarily to secure venues for the Company’s trade shows and events. These agreements are not unilaterally cancelable by the Company, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

The amounts presented below represent the future minimum annual payments under the Company’s operating leases and other contractual obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2019:

	Years Ending December 31,
(in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Operating leases	$4.2	$3.8	$3.2	$3.2	$2.9	$5.3	$22.6
Other contractual obligations	43.2	20.7	8.4	0.5	0.2	—	73.0
	$47.4	$24.5	$11.6	$3.7	$3.1	$5.3	$95.6

Rent expense incurred under operating leases was $4.0 million, $3.9 million and $4.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both probable and the amount or range of any possible loss is reasonably estimable. The Company did not record an accrual for loss contingencies associated with legal proceedings as of December 31, 2019 and 2018. In the opinion of management, the Company is not presently a party to any material litigation and management is not aware of any pending or threatened litigation against the Company that would have a material adverse impact on the Company’s business, consolidated balance sheet, results of operations or cash flows.

Other Commitments and Contingencies

The Company has an agreement with the seller of G3 based on EBITDA results for the years ending December 31, 2020 and 2021. Based on the terms of the agreement and achievement of performance conditions, the estimated fair value of the payments the Company would be required to make in 2022 is $4.3 million as of December 31, 2019. Refer to Note 9, Fair Value Measurements, for further discussion on the contingent consideration related to the acquisition of G3.

Note 16. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2019	2018
Accrued personnel costs	$8.3	$8.2
Trade payables	5.7	3.4
Other current liabilities	4.3	8.2
Accrued event costs	3.8	9.6
Income tax payable	—	1.0
Accrued interest	0.1	0.1
Total accounts payable and other current liabilities	$22.2	$30.5

Note 17. Segment Information

The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the CODM evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. The Company considers its Chief Executive Officer to be its CODM. Due to the Company’s appointment of a new Chief Executive Officer and subsequent revisions to the structure of Emerald’s operations and executive management responsibilities during the fourth quarter of 2019, the Company identified a change in operating and reportable segments.  The financial information presented below reflects reportable segments for all periods presented, including prior year financial information.

The former CODM evaluated the Company on a consolidated basis and viewed the Company’s sole function to be the operation and management of trade shows and their interdependent trade show related marketing activities as one operating segment. The new CODM evaluates performance based on the results of six executive brand portfolios, which represent the Company’s six operating segments. The brands managed by the Company’s segment managers do not necessarily align with specific industry sectors. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, four operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments.  In addition, two operating segments did not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in ASC 280, Segment Reporting, for the year ended December 31, 2019. Therefore, results for these operating segments are included in the rows labeled "All Other" in the tables below for all periods presented.  Each of the brand portfolios generate revenues through the production of trade show events, including booth space sales, registration fees and sponsorship fees. In addition, the segments generate revenues from marketing activities, including digital and print media.

Operating segment performance is evaluated by the Company’s CODM based on revenues and Adjusted EBITDA, a non-GAAP measure, defined as EBITDA exclusive of general corporate expenses, stock-based compensation expense, impairments and other items. These adjustments are primarily related to items that are managed on a consolidated basis at the corporate level. The exclusion of such charges from each segment is consistent with how the CODM evaluates segment performance.

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Years Ended December 31,
(in millions)	2019	2018	2017
Revenues
Commerce	$184.7	$215.9	$217.4
Design and Technology	139.9	127.8	105.5
All Other	36.3	37.0	18.8
Total revenues	$360.9	$380.7	$341.7

Other Income
Commerce	$6.1	$—	$6.5
Design and Technology	—	—	—
All Other	—	—	—
Total other income	$6.1	$—	$6.5

Adjusted EBITDA
Commerce	$104.2	$128.3	$133.1
Design and Technology	55.7	56.0	45.6
All Other	9.2	12.5	8.0
Subtotal adjusted EBITDA	$169.1	$196.8	$186.7

General corporate expenses	(41.3)	(33.9)	(28.8)
Interest expense	(30.3)	(29.1)	(33.8)
Refinancing and repricing fees	—	—	(4.5)
Loss on extinguishment of debt	—	—	(3.0)
Goodwill impairments	(69.1)	—	—
Intangible asset impairments	(17.0)	(104.3)	—
Depreciation and amortization	(52.0)	(46.8)	(43.2)
Stock-based compensation	(7.7)	(6.1)	(2.6)
Deferred revenue adjustment	(0.3)	(0.8)	(0.5)
Contract termination costs	—	—	(10.0)
Other items	(6.4)	(9.2)	(13.5)
(Loss) income before income taxes	$(55.0)	$(33.4)	$46.8

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the years ended December 31, 2019, 2018 and 2017, all revenues were derived from transactions in the United States.

Note 18. Subsequent Event

The Company evaluated subsequent events through February 13, 2020, the date the consolidated financial statements were available for issuance.

On February 7, 2020, the Company’s Board of Directors approved, and the Company subsequently declared, the payment of a cash dividend of $0.0750 per share for the quarter ending March 31, 2020 to holders of record of the Company’s common stock as of February 21, 2020.

Emerald Expositions Events, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2019 and 2018

(dollars in millions, share data in thousands except par value)	2019	2018
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	640.2	708.3
Total assets	$640.2	$708.3
Liabilities and Shareholders' Equity
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Shareholders' equity
Preferred stock, $0.01 par value; authorized shares at December 31, 2019 and 2018: 80,000; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; authorized shares: 800,000; Issued and outstanding shares: 71,352 and 71,591 at December 31, 2019 and 2018, respectively	0.7	0.7
Additional paid-in capital	701.1	689.7
(Accumulated deficit) retained earnings	(61.6)	17.9
Total shareholders' equity	$640.2	$708.3
Total liabilities and shareholders' equity	$640.2	$708.3

Emerald Expositions Events, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of (Loss) Income and Comprehensive (Loss) Income

December 31, 2019, 2018 and 2017

(dollars in millions)	2019	2018	2017
Revenues	$—	$—	$—
Other income	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairments
Intangible asset impairments	—	—	—
Operating (loss) income	—	—	—
Interest expense	—	—	—
Loss on extinguishment of debt	—	—	—
Income (loss) before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net (loss) income and comprehensive (loss) income of subsidiaries	—	—	—
Equity in net (loss) income and comprehensive (loss) income of subsidiaries	(50.0)	(25.1)	81.8
Net (loss) income and comprehensive (loss) income	$(50.0)	$(25.1)	$81.8

Emerald Expositions Events, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2019, 2018 and 2017

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Expositions Events, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Expositions Events, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2019, 2018 and 2017.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2019, 2018 and 2017.

2. Guarantees and Restrictions

On May 22, 2017, Emerald Expositions Holding, Inc. (“EEH”) entered into the Amended and Restated Senior Secured Credit Facilities, by and among Expo Event Midco, Inc. (“EEM”), EEH and EEH’s subsidiaries as guarantors, various lenders from time to time party thereto and Bank of America, N.A., as administrative agent. The Amended and Restated Senior Secured Credit Facilities include restrictions on the ability of EEH and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends and make intercompany loans and advances or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the Amended and Restated Senior Secured Credit Facilities, EEH is permitted to pay dividends so long as immediately after giving effect thereto, no default or event of default had occurred and was continuing, (a) up to an amount equal to, (i) a basket that builds based on 50% of EEH’s Consolidated Net Income (as defined in the Amended and Restated Credit Facilities) and certain other amounts, subject to various conditions including compliance with a fixed charge coverage ratio of 2.0 to 1.0 and (b) in certain additional limited amounts, subject to certain exceptions set forth in the Senior Secured Credit Facilities.

Since the restricted net assets of EEH and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the accompanying consolidated financial statements.

Emerald Expositions Events, Inc.

Schedule II – Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2019:
Allowance for doubtful accounts	$0.9	0.5	—	(0.7)	$0.7
Deferred tax asset valuation allowance	$0.2	—	—	—	$0.2

Year Ended December 31, 2018:
Allowance for doubtful accounts	$0.8	0.6	—	(0.5)	$0.9
Deferred tax asset valuation allowance	$0.3	—	(0.1)	—	$0.2

Year Ended December 31, 2017:
Allowance for doubtful accounts	$0.7	0.5	—	(0.4)	$0.8
Deferred tax asset valuation allowance	$0.3	—	—	—	$0.3

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2019, the Company's internal control over financial reporting is effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Shareholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

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

3.2

Certificate of Amendment to the Certificate of Incorporation of Emerald Expositions Events, Inc., dated February 3, 2020 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2020).

3.3

Amended and Restated Bylaws of Emerald Expositions Events, Inc. (A Delaware Corporation), dated as of April 27, 2017 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 3, 2017).

3.4

Second Amended and Restated Bylaws of the Company, effective as of February 14, 2020 (incorporated by reference to Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 4, 2020).

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

4.3*	Description of the Registrant’s Securities.
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

10.6+

Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on June 14, 2017).

10.7+

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

10.10

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-217091) filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on April 10, 2017).

10.11+

Employment Agreement, by and between Emerald Expositions, LLC and Philip Evans, dated July 14, 2014 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-217091) filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on March 31, 2017).

10.11.1+

Amended and Restated Employment Agreement, by and between Emerald Expositions, LLC and Philip Evans, dated March 30, 2017 (incorporated by reference to Exhibit 10.5.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-217091) filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on March 31, 2017).

10.12+

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

10.16+

Emerald Expositions Events, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 10-Q filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on May 2, 2019).

10.17+

Employment Agreement, dated May 12, 2019, by and between Emerald Expositions, LLC, Sally Shankland, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.17.1+*

Amended and Restated Employment Agreement, dated December 6, 2019, by and between Emerald Expositions, LLC, Sally Shankland and solely for the purposes of Section 1 therein, Emerald Expositions Events, Inc..

10.18+

Form of Restricted Stock Unit Award Agreement, by and between Emerald Expositions Events, Inc. and Sally Shankland (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.19+

Form of Stock Option Agreement, by and between Emerald Expositions Events, Inc. and Sally Shankland (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.20+

Form of Performance Based Share Award Agreement, by and between Emerald Expositions Events, Inc. and Sally Shankland (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2019).

10.21+

Employment Agreement, dated May 22, 2019, by and between Emerald Expositions, LLC, Brian Field, and solely for the purposes of Sections 2.3 and 8.1 therein, Emerald Expositions Events, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

10.22+

Form of Restricted Stock Unit Award Agreement, by and between Emerald Expositions Events, Inc. and Brian Field (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

10.23+

Form of Stock Option Agreement, by and between Emerald Expositions Events, Inc. and Brian Field (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

10.24+

Form of Performance Based Share Award Agreement, by and between Emerald Expositions Events, Inc. and Brian Field (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2019).

10.24.1+*	Amendment to Performance Based Share Award Agreement, by and between Emerald Expositions Events, Inc. and Brian Field, dated December 6, 2019.
10.25+*	Separation and Release Agreement by and between Philip Evans, Emerald Expositions, LLC and Emerald Expositions Events, Inc. entered into as of January 16, 2020.
10.26+*	Employment Agreement, dated January 16, 2019, by and between Emerald Expositions Events, LLC and David Doft, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc..
10.27+*	Form of Performance Based Share Award Agreement, by and between Emerald Expositions Events, Inc. and David Doft, dated January 16, 2020.
10.28+*	Form of Restricted Stock Unit Award Agreement, by and between Emerald Expositions Events, Inc. and David Doft, dated January 16, 2020.
21.1*	List of subsidiaries of Emerald Expositions Events, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
+	Management compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD EXPOSITIONS EVENTS, INC.

Date: February 13, 2020	By:	/s/ Philip T. Evans
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

Name	Title	Date

/s/ Brian Field	Interim Chief Executive Officer, President (Principal Executive Officer)	February 13, 2020
Brian Field
Chief Financial Officer and Treasurer
/s/ Philip T. Evans	(Principal Financial Officer and Principal Accounting Officer)	February 13, 2020
Philip T. Evans

/s/ Konstantin Gilis	Chairman of the Board and Director	February 13, 2020
Konstantin Gilis

/s/ Michael Alicea	Director	February 13, 2020
Michael Alicea

/s/ Todd Hyatt	Director	February 13, 2020
Todd Hyatt

/s/ Lisa Klinger	Director	February 13, 2020
Lisa Klinger

/s/ Amir Motamedi	Director	February 13, 2020
Amir Motamedi

/s/ Jeffrey Naylor	Director	February 13, 2020
Jeffrey Naylor

/s/ Sally Shankland	Director	February 13, 2020
Sally Shankland

/s/ Emmanuelle Skala	Director	February 13, 2020
Emmanuelle Skala