Form 10-Q
period 2020-03-31
Emerald Holding, Inc.
filed 2020-05-08
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38076

Emerald Holding, Inc.

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

As of May 1, 2020, there were 71,441,518 shares of the Registrant’s common stock, par value $0.01, outstanding.

EMERALD HOLDING, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect”, “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements. In addition, statements contained in this Quarterly Report on Form 10-Q relating to the COVID-19 pandemic, the potential impacts of which are inherently uncertain, are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•

the extent of the impact of COVID-19 on our business, including the duration, spread, severity and any recurrence of the COVID-19 pandemic, the actions that governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limitations on the size of gatherings;

•	the extent of the impact of COVID-19 on overall demand for face-to-face events and our liquidity and access to capital;
•

our ability to recover proceeds under our current event cancellation insurance policy and the timing of any such insurance recoveries, as well as our ability to obtain similar event cancellation insurance in the future;

•	general economic conditions;
•	reputation of a trade show’s brand;
•	our ability to secure desirable dates and locations for our trade shows;
•	disruptions in global or local travel conditions due to COVID-19, other communicable diseases and terrorist actions;
•	ability to assess and respond to changing market trends, including digital and virtual show offerings;
•	the failure to attract high-quality exhibitors and attendees;
•	the failure to fully realize the expected results and/or operating efficiencies from our strategic initiatives;
•	competition from existing operators or new competitors;
•	our top five trade shows generate a significant portion of our revenues;
•	the effect of shifts in marketing and advertising budgets to online initiatives;
•	delays in our search for a new Chief Executive Officer;
•	our ability to retain our senior management team and our reliance on key full-time employees;
•	the potential impairment of intangible assets, including goodwill, on our balance sheet;
•	risks associated with our acquisition strategy and our ability to execute this strategy to accelerate growth;
•	the success and costs of our rebranding strategy;
•	our ability to use digital media and print publications to stay in close contact with our event audiences;
•	our and our exhibitors’ reliance on a limited number of outside contractors;
•	changes in legislation, regulation and government policy;

•	changes in U.S. tariff and import/export regulations;
•	changes in our rate of taxation;
•	our relationships with industry associations;
•	risks and costs associated with new trade show launches;
•	that we do not own certain of the trade shows that we operate;
•	the infringement or invalidation of proprietary rights;
•	disruption of our information technology systems;
•	the failure to maintain the integrity or confidentiality of employee or customer data;
•	risks associated with event cancellations or interruptions;
•	our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
•

other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$50.0	$9.6
Trade and other receivables, net of allowance for doubtful accounts of $0.7 million as of March 31, 2020 and December 31, 2019	61.0	60.1
Prepaid expenses	6.5	24.0
Total current assets	117.5	93.7
Noncurrent assets
Property and equipment, net	4.5	4.2
Intangible assets, net	302.5	373.8
Goodwill	416.3	980.3
Right-of-use lease assets	17.4	18.3
Other noncurrent assets	2.9	1.4
Total assets	$861.1	$1,471.7
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$34.5	$22.2
Cancelled event liabilities	72.1	—
Deferred revenues	86.0	187.3
Revolving credit facility, short-term	—	10.0
Right-of-use lease liabilities, current portion	4.3	4.1
Term loan, current portion	5.7	5.7
Total current liabilities	202.6	229.3
Noncurrent liabilities
Revolving credit facility, long-term	50.0	—
Term loan, net of discount and deferred financing fees	518.6	519.7
Deferred tax liabilities, net	2.1	60.0
Right-of-use lease liabilities, noncurrent portion	14.7	15.7
Other noncurrent liabilities	6.3	6.8
Total liabilities	794.3	831.5
Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; authorized shares: 80,000 at March 31, 2020 and December 31, 2019: no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; authorized shares: 800,000 at March 31, 2020 and December 31, 2019; issued and outstanding shares: 71,441 and 71,851 at March 31, 2020 and December 31, 2019, respectively	0.7	0.7
Additional paid-in capital	697.9	701.1
Accumulated deficit	(631.8)	(61.6)
Total shareholders’ equity	66.8	640.2
Total liabilities and shareholders’ equity	$861.1	$1,471.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

(dollars in millions, share data in thousands except earnings per share)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Revenues	$99.7	$137.4
Cost of revenues	43.6	45.9
Selling, general and administrative expense	38.1	35.1
Depreciation and amortization expense	12.8	13.2
Goodwill impairment charges	564.0	—
Intangible asset impairment charges	59.4	—
Operating (loss) income	(618.2)	43.2
Interest expense	6.7	8.0
(Loss) income before income taxes	(624.9)	35.2
(Benefit from) provision for income taxes	(54.8)	8.7
Net (loss) income and comprehensive (loss) income	$(570.1)	$26.5
Basic (loss) earnings per share	$(7.99)	$0.37
Diluted (loss) earnings per share	$(7.99)	$0.36
Basic weighted average common shares outstanding	71,381	71,825
Diluted weighted average common shares outstanding	71,381	73,029

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Three Months Ended March 31, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	77	—	2.1	—	2.1
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	27	—	0.1	—	0.1
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(570.1)	(570.1)
Balances at March 31, 2020	—	$—	71,441	$0.7	$697.9	$(631.8)	$66.8

	Three Months Ended March 31, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	34	—	1.6	—	1.6
Dividends on common stock	—	—	—	—	—	(5.2)	(5.2)
Issuance of common stock under equity plans	—	—	231	—	1.8	—	1.8
Repurchase of common stock	—	—	(5)	—	—	(0.1)	(0.1)
Net income and comprehensive income	—	—	—	—	—	26.5	26.5
Balances at March 31, 2019	—	$—	71,851	$0.7	$693.1	$39.1	$732.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating activities
Net (loss) income	$(570.1)	$26.5
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	1.6	1.6
Provision for doubtful accounts	0.1	0.1
Depreciation and amortization	12.8	13.2
Goodwill impairments	564.0	—
Intangible asset impairments	59.4	—
Non-cash operating lease expense	0.8	0.8
Amortization of deferred financing fees and debt discount	0.4	0.3
Deferred income taxes	(57.9)	(4.7)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(0.9)	(31.5)
Prepaid expenses	17.5	9.3
Other noncurrent assets	(1.5)	(0.1)
Accounts payable and other current liabilities	10.6	2.7
Cancelled event liabilities	72.1	—
Income tax payable	2.0	12.2
Deferred revenues	(101.3)	(18.5)
Operating lease liabilities	(0.8)	(0.8)
Other noncurrent liabilities	—	0.5
Net cash provided by operating activities	8.8	11.6
Investing activities
Purchases of property and equipment	(0.5)	(0.2)
Purchases of intangible assets	(0.6)	(0.1)
Net cash used in investing activities	(1.1)	(0.3)
Financing activities
Payment of deferred consideration for acquisition of businesses	(0.5)	(1.0)
Proceeds from borrowings on revolving credit facility	45.0	—
Repayment of revolving credit facility	(5.0)	(15.0)
Repayment of principal on term loan	(1.4)	(1.4)
Cash dividends paid	(5.4)	(5.2)
Repurchase of common stock	(0.1)	(0.1)
Proceeds from issuance of common stock under equity plans	0.1	1.8
Net cash provided by (used in) financing activities	32.7	(20.9)
Net increase (decrease) in cash and cash equivalents	40.4	(9.6)
Cash and cash equivalents
Beginning of period	9.6	20.5
End of period	$50.0	$10.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of Emerald Holding, Inc. (the “Company” or “Emerald”) and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for Interim Reporting. All intercompany transactions, accounts and profits, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all recurring adjustments considered necessary for a fair statement of results for the interim period have been included.

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2019. The December 31, 2019 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2019.

The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Liquidity Position and Management’s Plans

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020. The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate (i) when the Company will be able to resume event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events.  Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a U.S. GAAP basis for the year ended December 31, 2020 is expected. During the quarter ended March 31, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Reducing the Company’s headcount by approximately 18% through a combination of staff reductions, eliminating open positions and furloughs
•

Drawing down $40.0 million on the Company’s Amended and Restated Revolving Credit Facility (“Revolving Credit Facility”) in March 2020 to bolster cash balances, with an additional $99.0 million available to borrow (after giving effect to $50.0 million in outstanding borrowings and $1.0 million letters of credit outstanding) as of March 31, 2020

•	Temporarily suspending the regular quarterly cash dividend; and
•	Halting any incremental share repurchases.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events, which include the outbreak of communicable diseases.  The aggregate limit under this event cancellation insurance policy is approximately $191 million per year for each of 2020 and 2021 if losses arise for reasons within the scope of this policy.  The Company is in the process of pursuing claims under this insurance policy to offset the financial impact of cancelled and postponed events as a result of COVID-19.  There is no guarantee or assurance as to the amount or timing of recoveries from Emerald’s event cancellation insurance policy.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  The Company estimates the payment of more than $2.0 million of employer payroll taxes otherwise due in 2020 will be delayed, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.

As of March 31, 2020, the Company had $529.5 million of borrowings outstanding under the Amended and Restated Term Loan Facility and $50.0 million of borrowings outstanding under the Revolving Credit Facility.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of March 31, 2020, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and expected trends. In March 2020, the COVID-19 was declared a pandemic. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard (“ASU”) 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The Company adopted ASU 2018-15 on January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework, which modifies existing and includes new disclosure requirements on fair value measurements (“ASU 2018-13”). The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have an impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies how an entity accounts for credit losses for most financial assets and certain other instruments and requires entities to estimate expected credit losses for trade receivables. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden of accounting for (or recognizing the effects of) reference rate reform. The amendments in ASU 2020-04 are effective upon issuance through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and disclosures.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Revenues

Impact of COVID-19

The COVID-19 pandemic has had, and is likely to continue to have, a severe and unprecedented impact on the world. Measures to prevent its spread, including government-imposed restrictions on large gatherings, indefinite closures of event venues, “shelter in place” health orders and travel restrictions have had a significant effect on the production of the Company’s trade shows and other events. Beginning in the second half of March 2020, as the escalating measures governments and private organizations implemented in order to stem the spread of COVID-19, the Company began cancelling and postponing trade shows and other events which had been scheduled to stage in the second half of March 2020 through July 2020.

These actions have had an unprecedented and materially adverse impact on the Company’s revenues and financial position. The length of the travel restrictions and social distancing measures to prevent the spread of COVID-19 is uncertain; accordingly, the Company is uncertain if there will be additional cancellations and postponements of trade shows and other events beyond July 2020.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Trade show revenues represented approximately 93.2% and 95.2% of total revenues for the three months ended March 31, 2020 and 2019, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show. Current deferred revenues were $86.0 million and $173.9 million as of March 31, 2020 and 2019, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2020 and 2019 were $0.1 million and $0.3 million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $86.1 million and $174.2 million, as of March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized revenues of $87.8 million and $120.7 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

As a result of the measures to prevent the spread of COVID-19, the Company has experienced an unprecedented low level of booth space sales, registration fees and sponsorship fees and the associated cash received for future trade shows. At the same time, the Company began cancelling trade shows beginning in the second half of March 2020, which led to a significant decrease in deferred revenues.  The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to Cancelled event liabilities in the condensed consolidated balance sheets as the net amount represents balances which are expected to be refunded to customers. As of March 31, 2020, a total of $72.1 million of deferred revenues for cancelled trade shows was reclassified to Cancelled event liabilities in the condensed consolidated balance sheets.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

For the Company’s other marketing services, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied. This generally occurs in the period in which the publications are issued. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year are immaterial.

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Three Months Ended March 31, 2020	(in millions)
Trade shows	$47.9	$28.5	$2.3	$78.7
Other events	—	4.4	9.8	14.2
Other marketing services	1.6	3.9	1.3	6.8
Total revenues	$49.5	$36.8	$13.4	$99.7
Three Months Ended March 31, 2019
Trade shows	$83.4	$30.4	$3.1	$116.9
Other events	—	4.5	9.3	13.8
Other marketing services	2.0	4.1	0.6	6.7
Total revenues	$85.4	$39.0	$13.0	$137.4

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

Accounts Receivable

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2020, were not material.

4.	Business Acquisitions

The Company acquired the assets and assumed the liabilities of one company during 2019 (collectively, the “2019 Acquisition”). The transaction qualified as an acquisition of a business and was accounted for as a business combination.

2019 Acquisition

G3 Communications (“G3”)

On November 1, 2019, the Company acquired certain assets and assumed certain liabilities associated with G3 for a total purchase price of $15.7 million, which included a negative working capital adjustment of approximately $1.4 million and contingent consideration of $4.3 million. The contingent consideration is based upon a multiple of estimated EBITDA and is payable on March 31, 2022. There were no remeasurement adjustments or payments of earnout liabilities during the three months ended March 31, 2020. The acquisition was financed with cash from operations and a draw of $5.0 million on the Company’s revolving credit facility.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income as incurred. The Company completed purchase accounting in the fourth quarter of 2019.

The following table summarizes the fair value of the assets and liabilities at the date of acquisition:

(in millions)	November 1, 2019
Prepaid expenses	$0.3
Goodwill	12.9
Intangible assets	4.0
Deferred revenues	(1.5)
Purchase price, including working capital adjustment	$15.7

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31 2020	December 31, 2019
Furniture, equipment and other	$6.2	$5.8
Leasehold improvements	3.2	3.0
	9.4	8.8
Less: Accumulated depreciation	(4.9)	(4.6)
Property and equipment, net	$4.5	$4.2

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Depreciation expense related to property and equipment for the three months ended March 31, 2020 and 2019 was $0.3 million and $0.2 million, respectively.

6.	Goodwill and Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2019	$598.4	$337.3	$44.6	$980.3
Impairment charges	(340.6)	(198.5)	(24.9)	(564.0)
Balance at March 31, 2020	$257.8	$138.8	$19.7	$416.3

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of all the Company’s reporting units exceeded their fair values.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the three months ended March 31, 2020. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a weighted average cost of capital (discount rate) ranging from 12.9% to 14.5%. The Company’s goodwill impairment analysis is performed, and related impairment charges recorded, after the impairment analysis and recognition of impairment charges for long-lived assets other than goodwill and indefinite-lived intangible assets. Refer to the sections under the headings Impairment of Long-Lived Assets Other than Goodwill and Impairment of Indefinite-Lived Intangible Assets in this Footnote 6 for further information on impairment of these assets.

Goodwill impairments in the Commerce reportable segment and Design and Technology reportable segment were $340.6 million and $198.5 million, respectively, during the three months ended March 31, 2020.

The Company also considers the amount of headroom for a reporting unit when considering whether a risk of impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. Based on the results of the interim impairment test performed as of March 31, 2020, the carrying value of the Company’s reporting units exceeded their fair values by $564.0 million. The carrying value of goodwill for all reporting units had no headroom as of March 31, 2020.  Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a further decline occurs in the market price of the Company’s common stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $416.3 million as of March 31, 2020.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2019	$112.7	$390.4	$105.6	$10.6	$1.3	$620.6
Accumulated amortization	—	(231.9)	(6.9)	(8.0)	—	(246.8)
Net carrying amount at December 31, 2019	$112.7	$158.5	$98.7	$2.6	$1.3	$373.8

Gross carrying amount at March 31, 2020	$66.5	$373.2	$102.1	$11.3	$1.2	$554.3
Accumulated amortization	—	(235.2)	(8.2)	(8.4)	—	(251.8)
Net carrying amount at March 31, 2020	$66.5	$138.0	$93.9	$2.9	$1.2	$302.5

Amortization expense for the three months ended March 31, 2020 and 2019 was $12.5 million and $12.9 million, respectively.

Estimated future amortization expense as of March 31, 2020:

(in millions)	March 31, 2020
2020 (Remaining 9 months)	$36.0
2021	46.4
2022	44.2
2023	30.7
2024	10.4
Thereafter	69.9
$237.6

Impairment of Long-Lived Assets Other than Goodwill

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The analysis for impairment of long-lived assets other than goodwill and indefinite-lived intangible assets is the first impairment analysis performed and related impairment charges are recognized before the impairment of indefinite-lived intangible assets analysis and impairment of goodwill analysis.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the first quarter of 2020, as a result of the COVID-19 pandemic and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020.  In addition, management believes that the COVID-19 outbreak will [continue to] have a material negative impact on the Company’s financial results once the outbreak is contained.  These factors, including management’s revised forecast for the future performance of brands, indicated the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test/income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge. As a result, the Company recognized an impairment charge of $13.2 million during the three months ended March 31, 2020. The long-lived assets impaired during the three months ended March 31, 2020 had a remaining fair value of $4.2 million as of March 31, 2020. Long-lived asset impairments in the Commerce reportable segment and Design and Technology reportable segment were $6.7 million and $5.7 million, respectively, during the three months ended March 31, 2020.

Impairment of Indefinite-Lived Intangible Assets

During the first quarter of 2020, as a result of the COVID-19 pandemic, and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020.  In addition, management believes that the COVID-19 outbreak will have a material negative impact on the Company’s financial results once the outbreak is contained.  As such, in the first quarter of 2020, management revised its forecast for the future performance of several trade show brands. Management determined these circumstances to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups exceeded their fair value. The Company performed a quantitative analysis using “a relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded certain of the indefinite-lived trade names had a fair value below the carrying values as of March 31, 2020. As a result, the Company recognized an impairment charge of $46.2 million during the three months ended March 31, 2020. The decline in fair value in certain indefinite-lived intangible assets compared to the carrying value is the result of changes in forecasted revenues and expenses.  The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income.  There were no indefinite-lived intangible asset impairment charges recognized during the three months ended March 31, 2019.

The fair values of the Company’s indefinite-lived trade names are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rate is estimated using market evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. This fair value of the trade name is then compared to the carrying value of each trade name.  If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, planned use of assets to support revenue growth, weighted average cost of capital, tax rates and royalty rates. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. The Company performs its indefinite-lived intangible assets impairment test at the asset group level and has determined it has multiple asset groups that are typically at the trade show brand level. The Company’s impairment of indefinite-lived intangible assets analysis is performed, and related impairment charge, is recorded, after the analysis and recognition of impairment of long-lived assets other than goodwill and indefinite-lived intangible assets and before the impairment of goodwill.

Indefinite-lived intangible asset impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $24.1 million and $17.0 million, respectively, during the three months ended March 31, 2020.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2020	December 31, 2019
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.35% and 4.55% as of March 31, 2020 and December 31, 2019, respectively) and due 2024, net(a)	$524.3	$525.4
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$518.6	$519.7

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of March 31, 2020 was recorded net of unamortized discount of $2.4 million and net of unamortized deferred financing fees of $2.9 million.  The Amended and Restated Term Loan Facility as of December 31, 2019 was recorded net of unamortized discount of $2.5 million and net of unamortized deferred financing fees of $3.0 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $407.7 million as of March 31, 2020.

Revolving Credit Facility

On February 14, 2020, Emerald Events Holding, Inc., the borrower under our Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc.  Emerald X, Inc. had $50.0 million and $10.0 million in borrowings outstanding under its Revolving Credit Facility as of March 31, 2020 and December 31, 2019, respectively.  During the three months ended March 31, 2020, Emerald X, Inc. had net borrowings of $40.0 million under the Revolving Credit Facility. Emerald X, Inc. had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of March 31, 2020 and December 31, 2019.

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three months ended March 31,
(in millions)	2020	2019
Senior secured term loan	$5.9	$7.1
Non-cash interest for amortization of debt discount and debt issuance costs	0.4	0.3
Revolving credit facility interest and commitment fees	0.4	0.6
Total interest expense	$6.7	$8.0

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X, Inc. to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of March 31, 2020, the Company was not required to test this financial covenant and Emerald X, Inc. was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

8.	Fair Value Measurements and Financial Risk

As of March 31, 2020, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$50.0	$50.0	$—	$—
Total assets at fair value	$50.0	$50.0	$—	$—

Liabilities
Market-based share awards liability(a)	$0.1	$—	$—	$0.1
Contingent consideration(a)	4.3	—	—	4.3
Total liabilities at fair value	$4.4	$—	$—	$4.4

(a)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

As of December 31, 2019, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9.6	$9.6	$—	$—
Total assets at fair value	$9.6	$9.6	$—	$—

Liabilities
Market-based share awards liability(a)	$0.6	$—	$—	$0.6
Contingent consideration(a)	4.3	—	—	4.3
Total liabilities at fair value	$4.9	$—	$—	$4.9

(a)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

The contingent consideration liability of $4.3 million as of March 31, 2020 and December 31, 2019 is expected to be settled in 2022. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding a multiple of the estimated EBITDA for the 2019 Acquisition. The fair value of $4.3 million was determined using a Monte Carlo simulation using a volatility rate of 30% and a discount rate of 10%. The liability is re-measured to fair value each reporting period using the Company’s most recent internal operational budget. The determination of the fair value of the contingent consideration liabilities could change in future periods based upon the Company’s ongoing evaluation of the changes in the probability of achieving the revenue or earnings targets that quantify the estimated EBITDA component. Any such changes in fair value will be recorded in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. There were no remeasurement adjustments or payments of earn out liabilities during the three months ended March 31, 2020 or the year ended December 31, 2019.

The market-based share awards liability of $0.1 million as of March 31, 2020 entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $23.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not. The stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Refer to Footnote 9, Shareholders’ Equity and Stock-Based Compensation, sections under the headings Market-based Share Awards for significant unobservable inputs for the market-based share award liability.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The market-based share awards liability of $0.6 million as of December 31, 2019 entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period.

Financial Risk

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amount of assets and liabilities.

9.	Shareholders’ Equity and Stock-Based Compensation

Dividends

Dividend activity for the first quarter of 2020 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2020
Dividend declared on	February 7, 2020
Shareholders of record on	February 21, 2020
Dividend paid on	March 06, 2020
Dividend per share	$0.0750
Cash dividend paid	$5.4

Dividend activity for the first quarter of 2019 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2019
Dividend declared on	February 5, 2019
Shareholders of record on	February 19, 2019
Dividend paid on	March 05, 2019
Dividend per share	$0.0725
Cash dividend paid	$5.2

On March 20, 2020, due to the negative impact of COVID-19 on our business, the Company’s Board of Directors (the “Board”) determined to temporarily suspend the Company’s regular quarterly cash dividend on its common stock.

Share Repurchases

July 2019 Share Repurchase Program

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program.  Under the terms of the July 2019 Share Repurchase Program, the Company has the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through July 31, 2020, subject to early termination or extension by the Board. The July 2019 Share Repurchase Program does not obligate the Company to purchase any specific number of shares. The Company settled the repurchase of 14,988 shares for $0.1 million during the three months ended March 31, 2020 related to the July 2019 Share Repurchase Program. There was $22.1 million remaining available for share repurchases under the program as of March 31, 2020.

November 2018 Share Repurchase Program

In November 2018, the Company’s Board authorized a $20.0 million share repurchase program. Under the terms of the November 2018 Share Repurchase Program, the Company had the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through December 31, 2019. The November 2018 Share Repurchase Program did not require the Company to acquire any specific number of shares. Pursuant to the November 2018 Share Repurchase Program, the Company did not settle the repurchase of any shares during the three months ended March 31, 2020, and settled the repurchase of 5,346 shares for $0.1 million during the three months ended March 31, 2019. There were no remaining amounts available for share repurchases as of March 31, 2020 in connection with the November 2018 Share Repurchase Program.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Suspension of Share Repurchase Program

On March 20, 2020, due to the negative impact of COVID-19 on the Company’s business, the Board determined to temporarily suspend share repurchases under the Company’s July 2019 Share Repurchase Program.

Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.4 million for both the three months ended March 31, 2020 and 2019.

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

The ESPP expense recognized by the Company was not material for the three months ended March 31, 2020 and 2019. The Company’s initial ESPP offering period began in February 2019 and ended in August 2019.  The Company issued 8,426 shares to employees in August 2019 at the end of the initial ESPP offering period. The Company issued 8,212 shares to employees in February 2020 at the end of the second ESPP offering period.  The next ESPP offering period began in February 2020 and will end in August 2020.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.1 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively.

Stock option activity for the three months ended March 31, 2020, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2019	7,151	$12.74	4.4	$5.8
Granted	—	—
Exercised	(9)	8.00
Forfeited	(218)	14.92
Outstanding at March 31, 2020	6,924	$12.68	3.7	$—
Exercisable at March 31, 2020	5,473	$11.88	2.4	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on March 31, 2020, for those options for which the market price was in excess of the exercise price.

There was a total of $2.5 million unrecognized stock-based compensation expense at March 31, 2020 related to unvested stock options expected to be recognized over a weighted-average period of 0.8 years.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2020 and 2019 was $1.0 million and $0.8 million, respectively. There was a total of $12.1 million of unrecognized stock-based compensation expense at March 31, 2020 related to unvested RSUs expected to be recognized over a weighted-average period of 3.3 years.

RSU activity for the three months ended March 31, 2020 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2019	668	$15.00
Granted	931	9.67
Forfeited	(70)	11.44
Vested	(124)	13.64
Unvested balance, March 31, 2020	1,405	$11.44

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the Emerald Expositions Events, Inc. 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum cash value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety day trading period. The performance-based market condition share awards granted in January 2020 remain unvested with an estimated weighted average conversion threshold of $21.09 per share, which would result in an estimated 45,718 shares of common stock to be issued upon vesting. Each of the estimated 45,718 shares of common stock has a weighted-average grant date fair value of $24.53 per share.

In total, the Company has granted performance-based market condition share awards with a maximum cash value of $23.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety day trading period to three senior executives. As of March 31, 2020, the $23.8 million of the performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.07 per share, which would result in an estimated 235,718 shares of common stock to be issued upon vesting. Each of the estimated 235,718 shares of common stock has a weighted-average grant date fair value of $25.01 per share.

As of March 31, 2020, the liability for these awards was $0.1 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model.  The grant date fair value of the awards granted in 2019 was $5.9 million. The grant date fair value of the 2020 awards was $0.7 million. The Company recognized a reduction to stock-based compensation expense relating to performance-based market condition share awards of $0.5 million for the three months ended March 31, 2020 and recognized no stock-based compensation expense during the three months ended March 31, 2019.

The assumptions used in determining the fair value for the performance-based market condition share awards granted during the three months ended March 31, 2020 were as follows:

March 31, 2020
Expected volatility	47.50%
Dividend yield	0.00%
Risk-free interest rate	0.68%
Weighted-average expected term (in years)	3.8

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three months ended March 31, 2020 and 2019, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2020	2019
Net (loss) income	$(570.1)	$26.5
Weighted average common shares outstanding	71,381	71,825
Basic earnings per share	$(7.99)	$0.37
Net (loss) income	$(570.1)	$26.5
Diluted effect of stock options	—	1,204
Diluted weighted average common shares outstanding	71,381	73,029
Diluted earnings per share	$(7.99)	$0.36
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	8,208	3,605

11.	Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before income taxes for the period. In determining the full year effective tax rate estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the expected relationship between income tax expense (benefit) and pre-tax income (loss). Significant judgment is exercised in determining the income tax provision due to transactions, credits and estimates where the ultimate tax determination is uncertain.

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2020. For the three months ended March 31, 2020 and 2019, the Company recorded a benefit from income taxes of $54.8 million and a provision for income taxes of $8.7 million, respectively, which resulted in effective tax rates adjusted for discrete items of 25.3% and 24.7%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to the net effects of state income taxes and nondeductible officer compensation.  The decrease in the Company’s deferred income tax liabilities during the three months ended March 31, 2020 was primarily attributable to impairment charges recorded to tax deductible goodwill, which together with impairment charges to the non-deductible goodwill were treated as discrete items during the quarter and not as part of the estimated annual effective tax rate. Additionally, as a result of the impairment charges recorded for the three months ended March 31, 2020, the Company recorded a valuation allowance against its deferred tax assets as management has determined that it is not more likely than not that there will be sufficient sources of future taxable income to support their realizability.

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.2 million and $1.1 million as of March 31, 2020 and December 31, 2019, respectively.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Other Commitments and Contingencies

The Company has an agreement with the seller of G3 based on EBITDA results for the years ending December 31, 2020 and 2021. Based on the terms of the agreement and achievement of performance conditions, the estimated fair value of the payments the Company would be required to make in 2022 is $4.3 million as of March 31, 2020. Refer to Note 8, Fair Value Measurements, for further discussion on the contingent consideration related to the acquisition of G3.

In the opinion of management, there are no claims, commitments or guarantees pending to which the Company is party that would have a material adverse effect on the condensed consolidated financial statements.

13.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2020	December 31, 2019
Accrued event costs	$14.9	$3.8
Trade payables	11.2	5.7
Accrued personnel costs	4.0	8.3
Income tax payable	2.1	—
Other current liabilities	2.3	4.3
Accrued interest	—	0.1
Total accounts payable and other current liabilities	$34.5	$22.2

14.	Segment Information

The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the Chief Operating Decision Maker (the “CODM”) evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. The Company considers its Chief Executive Officer to be its CODM.

The CODM evaluates performance based on the results of six executive brand portfolios, which represent the Company’s six operating segments. The brands managed by the Company’s segment managers do not necessarily align with specific industry sectors. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, four operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments.  In addition, two operating segments did not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in ASC 280, Segment Reporting. Therefore, results for these operating segments are included in the rows labeled "All Other" in the tables below for all periods presented.  Each of the brand portfolios generate revenues through the production of trade show events, including booth space sales, registration fees and sponsorship fees. In addition, the segments generate revenues from marketing activities, including digital and print media.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended March 31,
(in millions)	2020	2019
Revenues
Commerce	$49.5	$85.4
Design and Technology	36.8	39.0
All Other	13.4	13.0
Total revenues	$99.7	$137.4

Adjusted EBITDA
Commerce	$18.1	$52.1
Design and Technology	10.6	12.6
All Other	3.2	4.4
Subtotal Adjusted EBITDA	$31.9	$69.1

General corporate and other expenses	$(8.3)	$(9.7)
Interest expense	(6.7)	(8.0)
Goodwill impairment charges	(564.0)	—
Intangible asset impairment charges	(59.4)	—
Depreciation and amortization	(12.8)	(13.2)
Stock-based compensation	(1.6)	(1.6)
Deferred revenue adjustment	—	(0.1)
Other items	(4.0)	(1.3)
(Loss) income before income taxes	$(624.9)	$35.2

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the three months ended March 31, 2020 and 2019, substantially all revenues were derived from transactions in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Overview

We are a leading operator of business-to-business trade shows in the United States. Leveraging our shows as key market-driven platforms, we combine our events with effective industry insights, digital tools, and data-focused solutions to create uniquely rich experiences. We strive to build its customers’ businesses by creating opportunities that deliver tangible results.

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

In addition to organizing our trade shows, conferences and other events, we also operate online webinars, content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event.  In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

Reportable Segments

Our business is organized into two reportable segments, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures.  As a result of these and various other factors, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and are expected to continue to have, a material negative impact on its financial results and liquidity. For more information, see “Risk Factors – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

•

Market Fragmentation — The trade show industry is highly fragmented, with the three largest companies, including Emerald, comprising only 10% of the wider U.S. market according to the AMR International Globex Report 2018. This has afforded us the opportunity to acquire other trade show businesses, a growth opportunity we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.

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

•

Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and third quarters of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. However, as a result of event cancellations and postponements due to COVID-19, future results may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable and material.

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

Revenues

We generate revenues primarily from selling trade show exhibit space to exhibitors on a per square foot basis. Other trade show revenue streams include sponsorship, fees for ancillary exhibition services and attendee registration fees. Additionally, we generate revenue through conferences, digital media, online webinars and print publications that complement our trade shows. We also engage third-party sales agents to support our marketing efforts. More than 95% of our sales are made by our employees, with less than 5% made by third-party sales agents.

We define “Organic revenue growth” and “Organic revenue decline” as the growth or decline, respectively, in our revenue from one period to the next, adjusted for the revenue impact of: (i) acquisitions and dispositions, (ii) discontinued events, (iii) material show scheduling adjustments and (iv) event cancellations and postponements for which the Company has received, or expects to receive, claim proceeds from its event cancellation insurance policy.  We disclose changes in Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and Emerald’s Board evaluate changes in Organic revenues to understand underlying revenue trends of its events.  Organic revenue is not defined under accounting principles generally accepted in the United States of America (“GAAP”), and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Organic revenue reflects certain adjustments that we consider not to be indicative of our ongoing operating performance. Because not all companies use identical calculations, our presentation of Organic revenue may not be comparable to other similarly titled measures used by other companies.

Organic Revenue

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP.  Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP.  Also, Organic revenue is not necessarily comparable to similarly titled measures used by other companies.

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 7 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019”.

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

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over periods of seven to 30 years from the date of each acquisition or date of change in estimated useful life under GAAP, or fifteen years for tax purposes. This amortization expense reduces our taxable income.

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

Our effective tax rate for the three months ended March 31, 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the net effects of state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), and tax deficiencies realized upon the vesting of certain share-based payment awards, partially offset by tax benefits attributable to goodwill impairments.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income before interest expense, income tax expense, goodwill and intangible asset impairment charges, depreciation and amortization, stock-based compensation, deferred revenue adjustment, and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net (loss) income. For a reconciliation of Adjusted EBITDA to net (loss) income, see footnote 4 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.”

Adjusted Net Income

Adjusted Net Income is defined as net income before goodwill and intangible asset impairment charges, including any related discrete tax adjustments; stock-based compensation, deferred revenue adjustments, other items that management believes are not part of our core operations, amortization of deferred financing fees and discount, amortization of acquired intangible assets and the tax effect of non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net (loss) income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net (loss) income. For a reconciliation of Adjusted Net Income to net (loss) income, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.”

Cash Flow Model

We typically have favorable cash flow characteristics, as described below (see “—Cash Flows”), as a result of our high profit margins, low capital expenditures and generally negative working capital. Our working capital is negative as our current assets are generally lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable, borrowings under our Amended and Restated Revolving Credit Facility (“Revolving Credit Facility”) and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized as revenue upon completion of each trade show. The implication of having negative working capital is that changes in working capital represent a source of cash as our business grows.  As a result of COVID-19, the accounts receivable and deferred revenue balances related to cancelled events have been reclassified to Cancelled event liabilities in the condensed consolidated balance sheets, as the net amount represents balances which we expect will be refunded to our customers.  While we believe that our business interruption insurance proceeds will largely mitigate this liability, cash outflows for customer refunds will likely exceed insurance claim settlement cash inflows for the foreseeable future.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 6 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.”

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$99.7	$137.4	$(37.7)	(27.4%)
Cost of revenues	43.6	45.9	(2.3)	(5.0%)
Selling, general and administrative expenses(1)	38.1	35.1	3.0	8.5%
Depreciation and amortization expense	12.8	13.2	(0.4)	(3.0%)
Goodwill impairment charges	564.0	—	564.0	NM
Intangible asset impairment charges(2)	59.4	—	59.4	NM
Operating (loss) income	(618.2)	43.2	(661.4)	NM
Interest expense	6.7	8.0	(1.3)	(16.3%)
(Loss) income before income taxes	(624.9)	35.2	(660.1)	NM
(Benefit from) provision for income taxes	(54.8)	8.7	(63.5)	NM
Net (loss) income and comprehensive (loss) income	$(570.1)	$26.5	$(596.6)	NM

Other financial data (unaudited):
Adjusted EBITDA(3)	$23.6	$57.5	$(33.9)	(59.0)%
Adjusted Net Income(4)	$27.2	$37.0	$(9.8)	(26.5)%
Free Cash Flow(5)	$7.7	$11.3	$(3.6)	(31.9)%
Organic Revenue(6)	$95.8	$98.4	$(2.6)	(2.6)%

(1)

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 included $4.0 million and $1.3 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 were stock-based compensation expenses of $1.6 million for both periods.

(2)

Intangible asset impairment charges for the three months ended March 31, 2020 represent non-cash charges of $46.2 million and $13.2 million for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment.

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

We define Adjusted EBITDA as net (loss) income before (i) interest expense, (ii) income tax (benefit) expense, (iii) goodwill impairment charges, (iv) intangible asset impairment charges, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2020	2019
	(unaudited)
	(dollars in millions)
Net (loss) income	$(570.1)	$26.5
Add (deduct):
Interest expense	6.7	8.0
(Benefit from) provision for income taxes	(54.8)	8.7
Goodwill impairment charges	564.0	—
Intangible asset impairment charges(a)	59.4	—
Depreciation and amortization expense	12.8	13.2
Stock-based compensation expense(b)	1.6	1.6
Deferred revenue adjustment(c)	—	0.1
Other items(d)	4.0	1.3
Scheduling adjustment(e)	—	(1.9)
Adjusted EBITDA	$23.6	$57.5

(a)	Represents the intangible asset impairment charges described in footnote 2 above.
(b)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(c)

Represents deferred revenue acquired in the Boutique Design New York (“BDNY”) acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the quarter periods presented, the fair value adjustments of $0.1 million for BDNY for the three months ended March 31, 2019 would not have been required and the revenues for the three months ended March 31, 2019 would have been higher by $0.1 million.

(d)

Other items for the three months ended March 31, 2020 included: (i) $0.5 million in transaction costs in connection with certain acquisition transactions and (ii) $3.5 million in transition costs, including one-time severance expense of $1.9 million, and acquisition integration expenses. Other items for the three months ended March 31, 2019 included: (i) $0.5 million in transaction costs in connection with certain acquisition transactions and (ii) $0.7 million in transition costs, including one-time severance and acquisition integration expenses and (iii) $0.1 million in non-recurring legal, audit and consulting fees.

(e)

Reflects the EBITDA from several event scheduling differences in the first quarter of 2020, most notably Prosper Show and Impressions Expo Atlantic City staging in first quarter of 2019, versus the planned third quarter and fourth quarter stage dates for 2020, respectively, and Medtrade Spring staging in the second quarter of 2019, versus the first quarter of 2020.

(4)

In addition to net (loss) income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net (loss) income for (i) stock-based compensation, (ii) deferred revenue adjustment, (iii) goodwill impairment charges, (iv) intangible asset impairment charges, (v) other items that management believes are not part of our core operations, (vi) amortization of deferred financing fees and discount, (vii) amortization of acquired intangible assets and (viii) tax adjustments related to non-GAAP adjustments.

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

	Three Months Ended March 31,
	2020	2019
	(unaudited)
	(dollars in millions)
Net (loss) income	$(570.1)	$26.5
Add (deduct):
Stock-based compensation expense(a)	1.6	1.6
Deferred revenue adjustment (b)	—	0.1
Goodwill impairment charges	564.0	—
Intangible asset impairment charges(c)	59.4	—
Other items(d)	4.0	1.3
Amortization of deferred financing fees and discount	0.3	0.3
Amortization of intangible assets(e)	12.1	12.6
Scheduling adjustments(f)	—	(1.9)
Tax adjustments related to non-GAAP adjustments(g)	(44.1)	(3.5)
Adjusted Net Income	$27.2	$37.0

(a)	Represents costs related to stock-based compensation expenses described in footnote 3(b) above.
(b)	Represents the deferred revenue charge described in footnote 3(c) above.
(c)	Represents intangible asset impairment charges described in footnote 2 above.
(d)	Represents other items described in footnote 3(d) above.
(e)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets, the value of which are amortized over time. These acquired intangible assets are amortized over periods ranging from seven to 30 years.

(f)	Represents the scheduling adjustment described in footnote 3(e) above.
(g)

For the three months ended March 31, 2020, represents the application of U.S. Federal and state enterprise tax rate of 25.3% to non-impairment related items and the actual tax effect of non-cash impairment charges of $46.9 million. For the three months ended March 31, 2019, represents the application of U.S. Federal and state enterprise tax rate of 24.7%.

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

	Three Months Ended March 31,
	2020	2019
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$8.8	$11.6
Less:
Capital expenditures	1.1	0.3
Free Cash Flow	$7.7	$11.3
(6)

In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and Emerald’s Board evaluate changes in Organic revenues to understand underlying revenue trends of its events. Our presentation of Organic Revenue adjusts revenue for (i) acquisition revenue (ii) discontinued events, (iii) COVID-19 cancellations (iv) COVID-19 postponements and (v) scheduling adjustments.

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

	Three Months Ended March 31,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$99.7	$137.4	$(37.7)	(27.4%)
Add (deduct):
Acquisition revenues	(3.9)	—	(3.9)
Discontinued events	—	(2.3)	2.3
COVID-19 cancellations(a)	—	(34.3)	34.3
COVID-19 postponements(b)	—	(3.6)	3.6
Scheduling adjustments	—	1.2	(1.2)
Organic revenues	$95.8	$98.4	$(2.6)	(2.6%)

(a)

Represents reduction in revenues as a result of the cancellation of certain events, including ASD March, the International Pizza Expo, JA Spring and RestaurantPoint West due to COVID-19.  The financial impact, net of costs saved, is expected to be substantially offset by event cancellation insurance proceeds from pending claims.

(b)	Represents deferral of revenues to the second half of 2020 as a result of the postponement of certain events, including Proper and ISS Atlantic City, due to COVID-19.

Revenues

Revenues of $99.7 million for the three months ended March 31, 2020 decreased $37.7 million, or 27.4%, from $137.4 million for the comparable period in 2019, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of certain events.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Cost of Revenues

Cost of revenues of $43.6 million for the three months ended March 31, 2020 decreased $2.3 million, or 5.0%, from $45.9 million for the comparable period in 2019. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $38.1 million for the three months ended March 31, 2020 increased $3.0 million, or 8.5%, from $35.1 million for the comparable period in 2019. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $12.8 million for the three months March 31, 2020 decreased $0.4 million, or 3.0%, from $13.2 million for the comparable period in 2019.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairment

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 crisis on the travel and events industry, the Company’s forecasted results and the market value of its common stock, the Company performed an interim goodwill impairment assessment.  As a result of this assessment, the Company recorded a $564.0 million non-cash goodwill impairment charge. The impairment consisted of the write-down of goodwill, equal to the excess carrying value of goodwill above fair value, of all of the reporting units included in our Commerce and Design and Technology segments and the All Other category.  See “Commerce Segment – Goodwill Impairments,” “Design and Technology Segment – Goodwill Impairments” and “All Other Category—Goodwill Impairments” below for further discussion of goodwill impairments.

Intangible Asset Impairments

Due to the triggering event described above, management performed impairment assessments of our long-lived assets and indefinite-lived intangible assets during the first quarter of 2020.  These assessments resulted in the recognition of a non-cash impairment charge of $59.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets and indefinite-lived trade name intangible assets of $13.2 million and $46.2 million, respectively. See “Commerce Segment – Intangible Asset Impairments”, “Design and Technology Segment – Intangible Asset Impairments” and “All Other Category –Intangible Asset Impairments” below for further discussion of total intangible asset impairments.

Segment Results for the Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Commerce

The following represents the change in revenue, expenses and operating profit in the Commerce reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$49.5	$85.4	$(35.9)	(42.0%)
Cost of revenues	19.1	21.4	(2.3)	(10.7%)
Selling, general and administrative expenses	12.3	11.9	0.4	3.4%
Depreciation and amortization expense	7.2	6.6	0.6	9.1%
Goodwill impairment charge	340.6	—	340.6	NM
Intangible asset impairment charges	30.7	—	30.7	NM
Operating (loss) income	$(360.4)	$45.5	$(405.9)	NM

Revenues

During the three months ended March 31, 2020, revenues for the Commerce reportable segment decreased $35.9 million, or 42.0%, to $49.5 million from $85.4 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation and postponement of several events due to COVID-19. These cancelled and postponed events represented $30.9 million and $3.6 million in prior year revenues, respectively.  The remaining $1.4 million decline in revenues was primarily attributable to a decline of 2.8% for the events that staged during the first quarter of 2020 in the Commerce segment

Cost of Revenues

During the three months ended March 31, 2020, cost of revenues for the Commerce reportable segment decreased $2.3 million, or 10.7%, to $19.1 million from $21.4 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation and postponement of several events due to COVID-19, which represented $6.2 million of prior year costs.  These cost reductions were offset by the acceleration of $1.4 million in costs related to the cancellation of events that were scheduled to stage in the second quarter and $1.9 million in unavoidable costs related to cancelled first quarter events.  The residual $0.6 million in cost increases were attributable to show improvement initiatives and investments in the Commerce segment’s first quarter events.

Selling, General and Administrative Expense

During the three months ended March 31, 2020, selling, general and administrative expenses for the Commerce reportable segment increased $0.4 million, or 3.4%, to $12.3 million from $11.9 million for the comparable period in 2019.  The increase was primarily attributable to higher commission expense.

Depreciation and Amortization Expense

During the three months ended March 31, 2020, depreciation and amortization expense for the Commerce reportable segment increased $0.6 million, or 9.1%, to $7.2 million from $6.6 million for the comparable period in 2019.

Goodwill Impairment

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $340.6 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Commerce segment.

Intangible Asset Impairments

In connection with the triggering event described above, management performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the first quarter of 2020, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the Commerce segment of $6.7 million and $24.0 million, respectively.

Design and Technology

The following represents the change in revenue, expenses and operating profit in the Design and Technology reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$36.8	$39.0	$(2.2)	(5.6%)
Cost of revenues	18.2	18.2	—	—
Selling, general and administrative expenses	8.0	8.2	(0.2)	(2.4%)
Depreciation and amortization expense	4.3	5.0	(0.7)	(14.0%)
Goodwill impairment charge	198.5	—	198.5	NM
Intangible asset impairment charges	22.7	—	22.7	NM
Operating (loss) income	$(214.9)	$7.6	$(222.5)	NM

Revenues

During the three months ended March 31, 2020 revenues for the Design and Technology reportable segment decreased $2.2 million, or 5.6%, to $36.8 million from $39.0 million for the comparable period in 2019. The decrease was due to declines of $1.7 million from the cancellation of one event due to COVID-19 and a $1.6 million decline related to one discontinued event, partially offset by a $1.1 million increase related to a scheduling difference.  Results for events that staged during the three months ended March 31, 2020, were relatively consistent with results for the comparable prior year period.

Cost of Revenues

During the three months ended March 31, 2020 cost of revenues for the Design and Technology reportable segment were even at $18.2 million, versus the comparable period in 2019.

Selling, General and Administrative Expense

During the three months ended March 31, 2020 selling, general and administrative expenses for the Design and Technology reportable segment decreased $0.2 million, or 2.4%, to $8.0 million from $8.2 million for the comparable period in 2019.

Depreciation and Amortization Expense

During the three months ended March 31, 2020 depreciation and amortization expense for the Design and Technology reportable segment decreased $0.7 million, or 14.0%, to $4.3 million from $5.0 million for the comparable period in 2019.

Goodwill Impairment

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 crisis on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $198.5 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design and Technology segment.

Intangible Asset Impairments

In connection with the triggering event described above, management performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the first quarter of 2020, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $5.7 million and $17.0 million, respectively.

All Other Category

The following represents the change in revenue, expenses and operating profit in the All Other category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$13.4	$13.0	$0.4	3.1%
Cost of revenues	6.3	6.3	—	—
Selling, general and administrative expenses	3.9	2.3	1.6	69.6%
Depreciation and amortization expense	0.7	1.0	(0.3)	(30.0%)
Goodwill impairment charge	24.9	—	24.9	NM
Intangible asset impairment charges	6.0	—	6.0	NM
Operating (loss) income	$(28.4)	$3.4	$(31.8)	NM

Revenues

During the three months ended March 31, 2020 revenues for the All Other category increased $0.4 million, or 3.1%, to $13.4 from $13.0 million for the comparable period in 2019.  The increase was attributable to $3.9 million from the acquisition of G3, which closed in November 2019, offset by $1.7 million related to the cancellation of one event due to COVID-19 and $0.6 million in discontinued other marketing services.  The remaining variance of $1.2 million relates to an 11.4% decline in the events that staged during the three months ended March 31, 2020.

Cost of Revenues

During the three months ended March 31, 2020 cost of revenues for the All Other category of $6.3 million, were even at $6.3 million, versus the comparable period in 2019.

Selling, General and Administrative Expense

During the three months ended March 31, 2020 selling, general and administrative expenses for the All Other category increased $1.6 million, or 69.6%, to $3.9 million from $2.3 million for the comparable period in 2019.  The increase in selling, general and administrative expense was primarily driven by the acquisition of G3 in November 2019.

Depreciation and Amortization Expense

During the three months ended March 31, 2020 depreciation and amortization expense for the All Other category decreased $0.3 million, or 30.0%, to $0.7 million for the comparable period in 2019.

Goodwill Impairment

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $24.9 million non-cash goodwill impairment charge was recorded in connection with reporting units under the All Other category.

Intangible Asset Impairments

In connection with the triggering event described above, management performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the first quarter of 2020, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the All Other category of $0.8 million and $6.0 million, respectively.

Corporate Category

The following represents the change in revenue, expenses and operating profit in the Corporate category for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	13.9	12.7	1.2	9.4%
Depreciation and amortization expense	0.6	0.5	0.1	20.0%
Total operating expenses	$14.5	$13.2	$1.3	9.8%

Selling, General and Administrative Expense

During the three months ended March 31, 2020 selling, general and administrative expenses for the Corporate category increased $1.2 million, or 9.4%, to $13.9 from $12.7 million for the comparable period in 2019.  The increase is primarily attributable to higher one-time severance and acquisition integration costs partially offset by lower audit fees during the three months ended March 31, 2020.

Depreciation and Amortization Expense

During the three months ended March 31, 2020 depreciation and amortization expense for the Corporate category increased $0.1 million, or 20.0%, to $0.6 from $0.5 million for the comparable period in 2019.

Interest Expense

Interest expense of $6.7 million for the three months ended March 31, 2020 decreased $1.3 million, or 16.3%, from $8.0 million for the comparable period in 2019.  The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during the three months ended March 31, 2020 was 4.41%, compared to 5.25% during the three months ended March 31, 2019.

(Benefit from) Provision for Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded a benefit from income taxes of $54.8 million and provision for income taxes of $8.7 million, respectively, which resulted in an effective tax rate adjusted for discrete items of 25.3% for the three months ended March 31, 2020 and an effective tax rate of 24.7% for the three months ended March 31, 2019.  Discrete items for the three months ended March 31, 2020 primarily consisted of goodwill impairment charges.

Net (Loss) Income;

Net loss of $570.1 million for the three months ended March 31, 2020 represented a $596.6 million decrease from net income of $26.5 million for the comparable period in 2019. In the first quarter, in connection with a triggering event caused by the COVID-19 pandemic, we recorded $623.4 million in non-cash charges related to the impairment of goodwill, certain customer-related intangible assets and certain trade names.  Other key drivers of the quarter-over-quarter decrease were lower revenues due to COVID-19 related event cancellations, show scheduling differences and increased expenses, as described above.

Adjusted EBITDA;

Adjusted EBITDA of $23.6 million for the three months ended March 31, 2020 decreased by $33.9 million, or 59.0%, from $57.5 million for the comparable period in 2019. The decrease in Adjusted EBITDA, was mainly driven by the cancellation of seven live events due to the COVID-19 pandemic as well as the combined effect of slightly lower organic revenues, incremental investments in the events that took place in the quarter and in marketing costs incurred for future events.

Adjusted Net Income

Adjusted Net Income for the three months ended March 31, 2020 of $27.2 million decreased by $9.8 million, or 26.5%, from adjusted net income of $37.0 million for the comparable period in 2019. The decrease was primarily attributable to the decrease Adjusted EBITDA described above, partially offset by a lower year over year variance in the adjustment for (benefit from) provision for income taxes.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.” For a discussion of our presentation of Adjusted Net Income, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.”

Liquidity and Capital Resources

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020. The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain.  Management cannot at present estimate (i) when the Company will be able to resume event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events.  Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a U.S. GAAP basis for the year ended December 31, 2020 is expected. During the quarter ended March 31, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Reducing the Company’s headcount by approximately 18% through a combination of staff reductions, eliminating open positions and furloughs
•

Drawing down $40.0 million on the Company’s Revolving Credit Facility in March 2020 to bolster cash balances, with an additional $99.0 million available to borrow (after giving effect to $50.0 million in outstanding borrowings and $1.0 million letters of credit outstanding) as of March 31, 2020;

•	Temporarily suspending the regular quarterly cash dividend; and
•	Halting any incremental share repurchases.

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events, which include the outbreak of communicable diseases.  The aggregate limit under this event cancellation insurance policy is approximately $191 million per year for each of 2020 and 2021 if losses arise for reasons within the scope of this policy.  The Company is in the process of pursuing claims under this insurance policy to offset the financial impact of cancelled and postponed events as a result of COVID-19.  There is no guarantee or assurance as to the amount or timing of recoveries from Emerald’s event cancellation insurance policy.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  The Company estimates the payment of more than $2.0 million of employer payroll taxes otherwise due in 2020 will be delayed, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.

As of March 31, 2020, the Company had $529.5 million of borrowings outstanding under the Amended and Restated Term Loan Facility and $50.0 million of borrowings outstanding under the Revolving Credit Facility, with an additional $99.0 million available to borrow (after giving effect to $50.0 million in outstanding borrowings and $1.0 million in letters of credit outstanding) under the Revolving Credit Facility.

Based on these actions taken to date, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of March 31, 2020, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities. Our ability to incur future borrowings under the Revolving Credit Facility is subject to compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities. See footnote 7 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.” For more information regarding the impact of COVID-19 on the Company’s liquidity and capital resources, see “Risk Factors – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.”

Suspension of Share Repurchases

Our Board of Directors approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of 14,988 and 5,346 shares of our common stock for $0.1 million and $0.1 million during the three months ended March 31 2020 and 2019, respectively, and 853,557 shares of our common stock for $8.3 million during the year ended December 31, 2019. As of March 31, 2020, there was $22.1 million remaining available to repurchase shares pursuant to the share repurchase program publicly announced in the third quarter of 2019.

On March 20, 2020, due to the negative impact of COVID-19 on our business, the Board determined to temporarily suspend share repurchases under our share repurchase program.

Suspension of Dividend Policy

On March 20, 2020, due to the negative impact of COVID-19 on our business, the Board determined to temporarily suspend the Company’s regular quarterly cash dividend on its common stock. The payment of dividends in future quarters is subject to the discretion of our Board and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board may deem relevant.

Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness, including the Amended and Restated Senior Secured Credit Facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us (See “—Liquidity and Capital Resources”). We cannot assure you that we will resume paying dividends on our common stock in the future, and our indebtedness could limit our ability to pay dividends on our common stock.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2020	2019
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$8.8	$11.6
Net cash used in investing activities	$(1.1)	$(0.3)
Net cash provided by (used in) financing activities	$32.7	$(20.9)

Operating Activities

Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation, provision for doubtful accounts and goodwill and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2020 decreased by $2.8 million, or 24.1%, to $8.8 million from $11.6 million during the comparable period in the prior year. Cash provided by operating activities reflects the decrease in our net income and non-cash adjustment for deferred taxes decrease compared to the three months ended March 31, 2019 of $649.8 million, partly offset by increases in non-cash adjustments primarily attributable to the goodwill and intangible asset charges of $623.4 million during the first quarter of 2020, as well as a decrease in the use of working capital of $23.9 million.  Net income plus non-cash items provided operating cash flows of $11.1 million and $37.8 million for the three months ended March 31, 2020 and 2019, respectively. Cash provided by operating activities reflects the use of $2.3 million and $26.2 million for working capital in the three months ended March 31, 2020 and 2019, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2020 increased $0.8 million, or 266.7%, to $1.1 million from $0.3 million in the comparable period in the prior year.

Financing Activities

Financing activities primarily consist of cash dividend payments, proceeds from the issuance of common stock associated with stock option exercises and borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash provided by financing activities for the three months ended March 31, 2020 was $32.7 million. Emerald X, Inc. had $50.0 million and $10.0 million in borrowings outstanding under the Revolving Credit Facility as of March 31, 2020 and December 31, 2019, respectively. During the three months ended March 31, 2020, Emerald X, Inc. had a total of $40.0 million in net borrowings under the Revolving Credit Facility offset by $5.4 million in quarterly dividend payments, $1.4 million in scheduled quarterly principal payments on the Amended and Restated Term Loan Facility, and a $0.5 million deferred payment for the acquisition of a business.

Free Cash Flow

Free Cash Flow of $7.7 million for the three months ended March 31, 2020 decreased $3.6 million, or 31.9%, from $11.3 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019.”

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into, any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 14, 2020, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant. In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 crisis on the travel and events industry, the Company’s forecasted results and its market value, we deemed it necessary to perform an interim goodwill and indefinite-lived intangible asset impairment assessment as of March 31, 2020.  In connection with the March 31, 2020 goodwill and indefinite-lived intangible asset impairment assessment, we recognized a non-cash goodwill impairment charge of $564.0 million and a non-cash indefinite-lived intangible asset impairment charge of $46.2 million.

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2020, as a result of the impact of the COVID-19 pandemic on certain of the Company’s brands, management became aware of circumstances indicating that the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluates recoverability of long-lived assets to be held and used by comparing the carrying amount of an asset to the future expected net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the Company’s long-lived assets were impaired and were required to be fair valued and compared to the carrying value. As a result, the Company recognized a non-cash long-lived asset impairment charge of $13.2 million during the three months ended March 31, 2020. Refer to Note 6, Goodwill and Intangible Assets in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

While we conducted an impairment test and recognized non-cash impairment charges during the first quarter of 2020, there can be no assurance that we will not be required to recognize additional impairment charges in future periods, including in connection with the annual impairment test on October 31, or as a result of future impairment tests that may be required based on specific events and circumstances. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. If the trading price of our common stock decreases further we may be required to recognize a non-cash charge relating to impairment of our goodwill and intangible assets, and any such charge may be material in the period in which it is recognized. A prolonged or significant decline in our stock price or market capitalization could be an indicator of goodwill and intangible asset impairment and constitute a triggering event that would require an interim assessment for potential goodwill and intangible asset impairment.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended March 31, 2020. However, in light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

The policies and estimates discussed below involve the selection or application of alternative accounting policies that are material to our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations.

Our accounting policies are more fully described in Note 1, Description of Business, Basis of Presentation and Significant Accounting Policies in the notes to our audited consolidated financial statements included in the Annual Report. Management has discussed the selection of these critical accounting policies and estimates with members of our Board of Directors. Given the current impacts to our business, there is a higher degree of uncertainty as to the long-term impacts to our cash flow projections and discount rates used for determining the recoverability of goodwill and intangible assets. Changes to key assumptions, market trends, or continued impacts of macroeconomic events could produce test results in the future that differ, and we could be required to record an impairment charge.  There have been no significant changes in the critical accounting policies and estimates described in the Annual Report.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of March 31, 2020, we had $579.5 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.4 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2020.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on February 14, 2020, which is accessible on the SEC’s website at www.sec.gov, includes a detailed discussion of our risk factors.  The following risk factors, which supplement the risk factors previously disclosed, should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K.

The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation; limitations on the size of gatherings; closures of work facilities, schools, public buildings and businesses; cancellation of events, including trade shows, conferences and meetings; and quarantines and lock-downs. The pandemic and its consequences have forced us to cancel or postpone a significant portion of our event calendar for the remainder of 2020, which has had and will continue to impact our business, operations, and financial results. The extent to which the pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it will have on global and regional economies and economic activity, including the duration and magnitude of its impact on the industry sectors in which our trade shows, conferences and other events operate; its short and longer-term impact on our customers’ marketing, advertising or procurement budgets and their willingness or ability to travel to our events; actions that federal, state and local governments take in response to the pandemic, including limiting or banning travel and large gatherings; and how quickly economies, travel activity, and demand for face-to-face trade shows, conferences and other events recovers after the pandemic subsides.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Revenue and Collection of Insurance Proceeds: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from our live events, which depend on our ability to hold such events and the willingness of exhibitors and attendees to attend such events. While we are generally insured against losses incurred through December 31, 2021 resulting from the unavoidable cancellation, postponement, relocation and enforced reduced attendance at our events due to certain covered circumstances, including the outbreak of communicable disease, and have begun to file claims for our insured losses due to COVID-19, we cannot guarantee success with respect to any particular claim, nor can we predict the timing of payment of insurance proceeds, if any. There is no guarantee or assurance as to the amount or timing of any recoveries from Emerald’s event cancellation insurance policy.  In addition, the anticipated level of claim activity as a result of COVID-19 may make it difficult for Emerald to renew or replace its event cancellation insurance for future periods on similar terms, if at all. The impact of COVID-19 could also cause a long-term reduction in the willingness of exhibitors and attendees to travel to our events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. COVID-19 has also negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our other marketing services revenue, as our customers adjust marketing and advertising spending due to the economic impact of the pandemic. The economic impact of COVID-19 also makes it more likely that our customers may default on their existing payment obligations to us, and may impact our ability to collect on certain accounts receivable in the event that such customers seek to declare bankruptcy.

Risks Related to Operations: In response to COVID-19, our staff has begun working remotely and many of our key vendors have similarly begun to work remotely.  As a result of such remote work arrangements, we anticipate that certain operational, reporting, accounting and other processes may slow, which may result in longer time to execute critical business functions. COVID-19 could negatively affect our internal controls over financial reporting as we have placed many of our team members on furlough and our remaining team members are required to work from home and, therefore, new processes, procedures and controls could be required to respond to changes in our business environment. Further, should any key team members become ill from COVID-19 and unable to work, the attention of our management team could be diverted. In addition, because of our decision to cancel or postpone a significant portion of our event calendar for the remaining year, we have taken steps to furlough a number of our event operations and registration personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact our ability to attract and retain qualified personnel, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 pandemic subsides, including because they find new jobs during the furlough, we may experience operational challenges that impact successful event execution, and could limit our ability to grow and launch new events.

Risks Related to Funding: As we previously announced, as of March 31, 2020, we had outstanding $50 million under our revolving credit facility to increase our cash position and preserve financial flexibility in light of the impact on global markets resulting from COVID-19. The increase in our level of debt may adversely affect our financial and operating activities or ability to incur additional debt. In addition, as a result of the risks described above, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects, our credit ratings, and the outlook for the live event industry as a whole. As a result of COVID-19, our credit rating was downgraded by Moody’s and placed on negative watch by S&P. If our credit ratings were to be further downgraded or placed on negative watch, or general market conditions were to ascribe higher risk to our credit rating levels, our industry, or our company, our access to capital and the cost of debt financing will be further negatively impacted. The interest rate we pay on our Amended and Restated Senior Secured Credit Facilities is not affected by our credit ratings. However, the terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or cause future financing to be unavailable due to our covenant restrictions then in effect. Also, if we are unable to comply with the covenants under our Amended and Restated Senior Secured Credit Facilities, the lenders under our Amended and Restated Senior Secured Credit Facilities will have the right to terminate their commitments thereunder and declare the outstanding loans thereunder to be immediately due and payable, or our ability to incur additional indebtedness may be impaired. There is no guarantee that debt financing will be available in the future to fund our obligations, or will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our Annual Report on Form 10-K, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. In these dynamic circumstances, there may be developments outside our control requiring us to adjust our operating plan. Such developments in the COVID-19 pandemic in future periods, when assessed by us, could result in doubt of our ability to continue as a going concern.

The price of our common stock has fluctuated substantially over the past several months and may continue to fluctuate substantially in the future.

Our stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly in recent months as a result of a variety of factors, some of which are beyond our control. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline further as a result. This volatility may prevent you from being able to sell your common stock at or above the price you paid for your common stock. Additionally, further decline in our stock price could require further goodwill write downs.

In addition, the stock markets in general have experienced extreme volatility recently that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

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

The following table presents our purchases of common stock during the first quarter ended March 31, 2020, as part of the publicly announced share repurchase program. As previously announced, due to the impact of COVID-19 on our business, the Board determined to temporarily suspend share repurchases under the Company’s July 2019 Share Repurchase Program.

	Total Number of Shares Purchased as Part of Publicly Announced Programs	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
			(millions)
January 1, 2020 - January 31, 2020	—	$—	$22.2
February 1, 2020 - February 29, 2020	14,988	9.78	22.1
March 1, 2020 - March 31, 2020	—	—	22.1
Total	14,988

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1

Certificate of Amendment to the Certificate of Incorporation of Emerald Expositions Events, Inc., dated February 3, 2020 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Emerald Expositions Events, Inc. with the Securities and Exchange Commission on February 4, 2020).

3.2

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

EMERALD HOLDING, INC.

Date: May 8, 2020	By:	/s/ David Doft
David Doft
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)