Form 10-Q
period 2020-06-30
Emerald Holding, Inc.
filed 2020-08-05
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-38076

Emerald Holding, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1775077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Broadway

14th Floor

New York, New York 10005

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

As of August 3, 2020, there were 71,480,252 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	June 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$218.6	$9.6
Trade and other receivables, net of allowances of $0.8 million and $0.7 million as of June 30, 2020 and December 31, 2019, respectively	51.9	60.1
Insurance receivables	33.2	—
Prepaid expenses	8.8	24.0
Total current assets	312.5	93.7
Noncurrent assets
Property and equipment, net	4.4	4.2
Intangible assets, net	291.5	373.8
Goodwill	416.3	980.3
Right-of-use lease assets	17.6	18.3
Other noncurrent assets	1.2	1.4
Total assets	$1,043.5	$1,471.7
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$32.7	$22.2
Cancelled event liabilities	45.6	—
Deferred revenues	82.9	187.3
Revolving credit facility	—	10.0
Right-of-use lease liabilities, current portion	4.3	4.1
Term loan, current portion	5.7	5.7
Total current liabilities	171.2	229.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	517.5	519.7
Deferred tax liabilities, net	4.0	60.0
Right-of-use lease liabilities, noncurrent portion	15.1	15.7
Other noncurrent liabilities	5.9	6.8
Total liabilities	713.7	831.5
Commitments and contingencies (Note 13)
Shareholders’ equity
7% Series A Convertible Participating Preferred stock, $0.01 par value; 80,000 authorized at June 30, 2020 and December 31, 2019; 47,058 issued and outstanding at June 30, 2020 and no shares issued or outstanding at December 31, 2019	0.5	—
Common stock, $0.01 par value; authorized shares: 800,000 at June 30, 2020 and December 31, 2019; issued and outstanding shares: 71,453 and 71,851 at June 30, 2020 and December 31, 2019, respectively	0.7	0.7
Additional paid-in capital	950.5	701.1
Accumulated deficit	(621.9)	(61.6)
Total shareholders’ equity	329.8	640.2
Total liabilities and shareholders’ equity	$1,043.5	$1,471.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
(dollars in millions, share data in thousands except earnings per share)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$7.0	$103.0	$106.7	$240.4
Other income	48.2	—	48.2	—
Cost of revenues	(0.8)	32.3	42.8	78.2
Selling, general and administrative expense	25.1	33.1	63.2	68.2
Depreciation and amortization expense	12.2	13.2	25.0	26.4
Goodwill impairment charges	—	—	564.0	—
Intangible asset impairment charges	—	—	59.4	—
Operating income (loss)	18.7	24.4	(599.5)	67.6
Interest expense	5.6	7.8	12.3	15.8
Income (loss) before income taxes	13.1	16.6	(611.8)	51.8
Provision for (benefit from) income taxes	3.2	5.2	(51.6)	13.9
Net income (loss) and comprehensive income (loss)	9.9	11.4	(560.2)	37.9
Accretion on and net income allocated to 7% Series A Convertible Participating Preferred Stock	(0.3)	—	(0.1)	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common shareholders	$9.6	$11.4	$(560.3)	$37.9
Basic earnings (loss) per share	$0.13	$0.16	$(7.85)	$0.53
Diluted earnings (loss) per share	$0.13	$0.16	$(7.85)	$0.52
Basic weighted average common shares outstanding	71,444	71,905	71,413	71,866
Diluted weighted average common shares outstanding	71,470	72,965	71,413	72,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Three Months Ended June 30, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2020	—	$—	71,441	$0.7	$697.9	$(631.8)	$66.8
Stock-based compensation	—	—	12	—	1.1	—	1.1
Issuance of 7% Series A Convertible Participating Preferred stock	47,058	0.5	—	—	251.5	—	252.0
Net income and comprehensive income	—	—	—	—	—	9.9	9.9
Balances at June 30, 2020	47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8

	Six Months Ended June 30, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	89	—	3.2	—	3.2
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	27	—	0.1	—	0.1
Issuance of 7% Series A Convertible Participating Preferred stock	47,058	0.5	—	—	251.5	—	252.0
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(560.2)	(560.2)
Balances at June 30, 2020	47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)—Continued

	Three Months Ended June 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at March 31, 2019	—	$—	71,851	$0.7	$693.1	$39.1	$732.9
Stock-based compensation	—	—	10	—	2.6	—	2.6
Dividends on common stock	—	—	—	—	—	(5.4)	(5.4)
Issuance of common stock under equity plans	—	—	121	—	1.0	—	1.0
Repurchase of common stock			(38)	—	—	(0.5)	(0.5)
Net income and comprehensive income	—	—	—	—	—	11.4	11.4
Balances at June 30, 2019	—	$—	71,944	$0.7	$696.7	$44.6	$742.0

	Six Months Ended June 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	44	—	4.2	—	4.2
Dividends on common stock	—	—	—	—	—	(10.6)	(10.6)
Issuance of common stock under equity plans	—	—	352	—	2.8	—	2.8
Repurchase of common stock	—	—	(43)	—	—	(0.6)	(0.6)
Net income and comprehensive income	—	—	—	—	—	37.9	37.9
Balances at June 30, 2019	—	$—	71,944	$0.7	$696.7	$44.6	$742.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating activities
Net (loss) income	$(560.2)	$37.9
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	2.7	4.2
Provision for credit losses	0.2	—
Provision for doubtful accounts	—	0.3
Depreciation and amortization	25.0	26.4
Goodwill impairments	564.0	—
Intangible asset impairments	59.4	—
Non-cash operating lease expense	1.7	1.6
Amortization of deferred financing fees and debt discount	0.7	0.7
Remeasurement of contingent consideration	0.4	—
Deferred income taxes	(56.0)	4.1
Changes in operating assets and liabilities:
Trade and other receivables	8.0	(12.9)
Insurance receivables	(33.2)	—
Prepaid expenses	15.2	6.7
Other noncurrent assets	—	(0.2)
Accounts payable and other current liabilities	7.3	3.1
Cancelled event liabilities	45.6	—
Income tax payable	3.4	(0.1)
Deferred revenues	(104.4)	(30.2)
Operating lease liabilities	(1.5)	(1.6)
Other noncurrent liabilities	(0.9)	—
Net cash (used in) provided by operating activities	(22.6)	40.0
Investing activities
Purchases of property and equipment	(0.8)	(0.5)
Purchases of intangible assets	(1.5)	(0.4)
Net cash used in investing activities	(2.3)	(0.9)
Financing activities
Payment of deferred consideration for acquisition of businesses	(0.5)	(1.0)
Proceeds from borrowings on revolving credit facility	95.0	—
Repayment of revolving credit facility	(105.0)	(35.0)
Repayment of principal on term loan	(2.8)	(2.8)
Cash dividends paid	(5.4)	(10.6)
Repurchase of common stock	(0.1)	(0.6)
Proceeds from issuance of preferred stock	263.5	—
Payment of preferred stock offering costs	(10.9)	—
Proceeds from issuance of common stock under equity plans	0.1	2.8
Net cash provided by (used in) financing activities	233.9	(47.2)
Net increase (decrease) in cash and cash equivalents	209.0	(8.1)
Cash and cash equivalents
Beginning of period	9.6	20.5
End of period	$218.6	$12.4
Supplemental schedule of non-cash financing activities
Preferred stock offering costs	$0.7	$-

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

The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate (i) when the Company will be able to resume event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a U.S. GAAP basis for the year ended December 31, 2020 is expected. During the six months ended June 30, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of “Series A Convertible Participating Preferred Stock” for a purchase price of $5.60 per share (the “Series A Price per Share”), for which the Company received aggregate proceeds of approximately $252.0 million, net of fees and estimated expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, the Company announced a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share backstopped by Onex.  The rights offering commenced and expired in July. The Company received net proceeds of approximately $9.7 million from this rights offering. The remaining $126.9 million of proceeds are expected to be delivered pursuant to the Onex Backstop on or about August 20, 2020;

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Reducing the Company’s headcount by approximately 18% through a combination of staff reductions, eliminating open positions and furloughs;
•	Suspending the regular quarterly cash dividend; and
•	Halting any incremental share repurchases.

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, Emerald is insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19.

The aggregate limit under these event cancellation insurance policies is approximately $191.1 million in 2020 and $191.4 million in 2021 if losses arise for reasons within the scope of this policy. In addition to this primary policy, Emerald maintains a separate event cancellation insurance policy for the Surf Expo Summer 2020 and Surf Expo Winter 2021 shows, with a coverage limit of $6.0 million and $7.7 million, for each respective event.

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. During the three months ended June 30, 2020, the Company recorded Other income of $48.2 million related to event cancellation insurance claim proceeds deemed to be realizable by management. Of the $48.2 million in Other income, $15.0 million was received during the second quarter and $33.2 million was received in July 2020. These proceeds represent an interim payment in respect of the $89.1 million in event cancellation insurance claims filed in relation to events cancelled during the six months ended June 30, 2020. These claims are subject to review and adjustment.  There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

As of June 30, 2020, the Company had $528.1 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of June 30, 2020, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and expected trends. In March 2020, the COVID-19 outbreak was declared a pandemic. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and adding further guidance to simplify the accounting for income taxes. The standard removes certain exceptions related to intra-period tax allocations, the methodology for calculating income taxes in interim periods and the recognition of deferred taxes for investments. The new standard also clarifies and amends existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

limited period of time to ease the potential burden of accounting for (or recognizing the effects of) reference rate reform. The amendments in ASU 2020-04 are effective upon issuance through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Revenues

Impact of COVID-19

The COVID-19 pandemic has had, and is likely to continue to have, a severe and unprecedented impact on the world. Measures to prevent its spread, including government-imposed restrictions on large gatherings, indefinite closures of event venues, “shelter in place” health orders and travel restrictions have had a significant effect on the production of the Company’s trade shows and other events. Due to the measures governments and private organizations implemented in order to stem the spread of COVID-19, the Company cancelled or postponed all trade shows and other events which had been scheduled to stage in the second half of March 2020 through the end of July.

These actions have had an unprecedented and materially adverse impact on the Company’s revenues and financial position. The length of the travel restrictions and social distancing measures to prevent the spread of COVID-19 is uncertain. Accordingly, the Company expects there will be additional cancellations and postponements of trade shows and other events in the third and fourth quarters of 2020.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Trade show revenues represented approximately 5.7% and 87.1% of total revenues for the three and six months ended June 30, 2020, respectively. Trade show revenues represented approximately 79% and 83% of total revenues for the three and six months ended June 30, 2019, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show. Current deferred revenues were $82.9 million and $162.2 million as of June 30, 2020 and 2019, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of June 30, 2020 and 2019 were zero and $0.7 million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $82.9 million and $162.9 million, as of June 30, 2020 and 2019, respectively. During the three and six months ended June 30, 2020, the Company recognized revenues of $1.2 million and $84.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. During the three and six months ended June 30, 2019, the Company recognized revenues of $84.4 million and $205.1 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

As a result of the measures to prevent the spread of COVID-19, the Company has experienced an unprecedented low level of booth space sales, registration fees and sponsorship fees and the associated cash received for future trade shows. The Company began cancelling trade shows beginning in the second half of March 2020 and through the end of the three month period ended June 30, 2020, which led to a significant decrease in deferred revenues.  The accounts receivable and deferred revenue balances related to Cancelled events have been reclassified to cancelled event liabilities in the condensed consolidated balance sheets as the net amount represents balances which are expected to be refunded to customers. As of June 30, 2020, a total of $45.6 million of deferred revenues for cancelled trade shows was reclassified to Cancelled event liabilities in the condensed consolidated balance sheets.

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Three Months Ended June 30, 2020	(in millions)
Trade shows	$—	$—	$—	$—
Other events	—	—	—	—
Other marketing services	1.5	3.9	1.6	7.0
Total revenues	$1.5	$3.9	$1.6	$7.0

Three Months Ended June 30, 2019
Trade shows	$40.8	$40.7	$—	$81.5
Other events	—	3.2	10.5	13.7
Other marketing services	1.7	5.7	0.4	7.8
Total revenues	$42.5	$49.6	$10.9	$103.0

Six Months Ended June 30, 2020
Trade shows	$47.9	$28.5	$2.3	$78.7
Other events	—	4.4	9.8	14.2
Other marketing services	3.1	7.8	2.9	13.8
Total revenues	$51.0	$40.7	$15.0	$106.7

Six Months Ended June 30, 2019
Trade shows	$124.2	$71.1	$3.1	$198.4
Other events	—	7.7	19.8	27.5
Other marketing services	3.7	9.8	1.0	14.5
Total revenues	$127.9	$88.6	$23.9	$240.4

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets that fall under the scope of ASC Topic 606, Revenue from Contracts with Customers. Contract

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company incurs sales commission costs in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and events and with sales of advertising for industry publications. The Company’s contracts with customers are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the condensed consolidated statements of income (loss) and comprehensive income (loss) as selling, general and administrative expenses.

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and six months ended June 30, 2020, were not material.
4.	Business Acquisitions

On November 1, 2019, the Company acquired the assets and assumed the liabilities of G3 Communications for a total purchase price of $15.7 million during 2019 (the “2019 Acquisition”). The transaction qualified as an acquisition of a business and was accounted for as a business combination. The Company has not completed any other acquisition during the six-month period ended June 30, 2020.

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	June 30 2020	December 31, 2019
Furniture, equipment and other	$6.4	$5.8
Leasehold improvements	3.1	3.0
	9.5	8.8
Less: Accumulated depreciation	(5.1)	(4.6)
Property and equipment, net	$4.4	$4.2

Depreciation expense related to property and equipment for the three and six months ended June 30, 2020 was $0.3 million and $0.6 million, respectively. Depreciation expense related to property and equipment for the three and six months ended June 30, 2019 was $0.3 million and $0.6 million, respectively. Losses on disposal were not material for the three and six months ended June 30, 2020 and 2019.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Goodwill and Intangible Assets

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2019	$598.4	$337.3	$44.6	$980.3
Impairment charges	(340.6)	(198.5)	(24.9)	(564.0)
Balance at June 30, 2020	$257.8	$138.8	$19.7	$416.3

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of all the Company’s reporting units exceeded their fair values.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the six months ended June 30, 2020. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a weighted average cost of capital (discount rate) ranging from 12.9% to 14.5%. The Company’s goodwill impairment analysis is performed, and related impairment charges recorded, after the impairment analysis and recognition of impairment charges for long-lived assets other than goodwill and indefinite-lived intangible assets. No goodwill impairment charges were recognized during the three months ended June 30, 2020.

Goodwill impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $340.6 million and $198.5 million, respectively, during the six months ended June, 2020.

The Company also considers the amount of headroom for a reporting unit when considering whether a risk of impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. Based on the results of the interim impairment test performed as of March 31, 2020, the carrying value of the Company’s reporting units exceeded their fair values by $564.0 million. The carrying value of goodwill for all reporting units had no headroom as of March 31, 2020.  Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a further decline occurs in the market price of the Company’s common stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $416.3 million as of June 30, 2020.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2019	$112.7	$390.4	$105.6	$10.6	$1.3	$620.6
Accumulated amortization	—	(231.9)	(6.9)	(8.0)	—	(246.8)
Net carrying amount at December 31, 2019	$112.7	$158.5	$98.7	$2.6	$1.3	$373.8

Gross carrying amount at June 30, 2020	$66.5	$373.2	$102.1	$11.3	$1.9	$555.0
Accumulated amortization	—	$(245.1)	$(9.6)	$(8.8)	—	(263.5)
Net carrying amount at June 30, 2020	$66.5	$128.1	$92.5	$2.5	$1.9	$291.5

Amortization expense for the three and six months ended June 30, 2020 and 2019 was $11.9 million and $24.4 million, respectively. Amortization expense for the three and six months ended June 30, 2019 was $12.9 million and $25.8 million, respectively

Estimated future amortization expense as of June 30, 2020:

(in millions)	June 30, 2020
2020 (Remaining 6 months)	$23.5
2021	45.4
2022	43.2
2023	30.3
2024	10.5
Thereafter	70.2
$223.1

Impairment of Indefinite-Lived Intangible Assets

During the first quarter of 2020, as a result of the COVID-19 pandemic, and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020.  In addition, management believes that the COVID-19 outbreak will have a material negative impact on the Company’s financial results once the outbreak is contained.  As such, in the first quarter of 2020, management revised its forecast for the future performance of several trade show brands. Management determined these circumstances to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups exceeded their fair value. The Company performed a quantitative analysis using “a relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded certain of the indefinite-lived trade names had a fair value below the carrying values as of March 31, 2020. As a result, the Company recognized an impairment charge of $46.2 million during the six months ended June 30, 2020. The decline in fair value in certain indefinite-lived intangible assets compared to the carrying value is the result of changes in forecasted revenues and expenses.  The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of income (loss) and comprehensive income (loss).  There were no indefinite-lived intangible asset impairment charges recognized during the three months ended June 30, 2020. There were no indefinite-lived intangible asset impairment charges recognized during the three and six months ended June 30, 2019.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Indefinite-lived intangible asset impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $24.1 million and $17.0 million, respectively, during the six months ended June 30, 2020.

Impairment of Long-Lived Assets Other than Goodwill

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares the fair value to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. The analysis for impairment of long-lived assets other than goodwill and indefinite-lived intangible assets is the first impairment analysis performed and related impairment charges are recognized before the impairment of indefinite-lived intangible assets analysis and impairment of goodwill analysis.

During the first quarter of 2020, as a result of the COVID-19 pandemic and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020.  In addition, management believes that the COVID-19 outbreak will have a material negative impact on the Company’s financial results once the outbreak is contained.  These factors, including management’s revised forecast for the future performance of brands, indicated the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test/income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge. As a result, the Company recognized an impairment charge of $13.2 million during the six months ended June 30, 2020. The long-lived assets impaired during the six months ended June 30, 2020 had a remaining fair value of $4.2 million as of March 31, 2020. Long-lived asset impairments in the Commerce reportable segment and Design and Technology reportable segment were $6.7 million and $5.7 million, respectively, during the six months ended June 30, 2020. There were no long-lived asset impairment charges recognized during the three months ended June 30, 2020. There were no long-lived asset impairment charges recognized during the three and six months ended June 30, 2019.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	June 30, 2020	December 31, 2019
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 2.92% and 4.55% as of June 30, 2020 and December 31, 2019, respectively) and due 2024, net(a)	$523.2	$525.4
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$517.5	$519.7

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of June 30, 2020 was recorded net of unamortized discount of $2.2 million and net of unamortized deferred financing fees of $2.7 million.  The Amended and Restated Term Loan Facility as of December 31, 2019 was recorded net of unamortized discount of $2.5 million and net of unamortized deferred financing fees of $3.0 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $448.8 million as of June 30, 2020.

Revolving Credit Facility

On February 14, 2020, Emerald Events Holding, Inc., the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc.  Emerald X, Inc. had zero and $10.0 million in borrowings outstanding under its Revolving Credit Facility as of June 30, 2020 and December 31, 2019, respectively. Emerald X, Inc. had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of June 30, 2020 and December 31, 2019.

The Amended and Restated Senior Secured Credit Facilities allow for Emerald X, Inc. to choose from the following two interest rate options:

-Alternate Base Rate (“ABR”) loans bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month London Interbank Offered Rate (“LIBOR”) plus 1.00%.

or

-LIBOR loans bear interest at a rate equal to a spread, or applicable margin, over the LIBOR rate.

From May 22, 2017 through the Effective Date, the spread, or applicable margin, was 2.00% for ABR loans and 3.00% for LIBOR loans. After the Effective Date, the spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans. Beginning in the first quarter of 2018, (i) the applicable margin steps down by 0.25% if Emerald X, Inc.’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) steps down by an additional 0.25% if Emerald X, Inc.’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00.

Emerald X, Inc. is required to pay a quarterly commitment fee in respect of the unutilized commitments under the Amended and Restated Revolving Credit Facility in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which may be reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.50. Upon the issuance of letters of credit under the Amended and Restated Revolving Credit Facility, Emerald X, Inc. is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to LIBOR) for the Amended and Restated Revolving Credit Facility.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest Expense

Interest expense reported in the condensed consolidated statements of income (loss) and comprehensive income (loss) consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Senior secured term loan	$4.4	$7.0	$10.4	$14.1
Non-cash interest for amortization of debt discount and debt issuance costs	0.4	0.4	0.7	0.7
Revolving credit facility interest and commitment fees	0.8	0.4	1.2	1.0
Total interest expense	$5.6	$7.8	$12.3	$15.8

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X, Inc. to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of June 30, 2020, the Company was not required to test this financial covenant and Emerald X, Inc. was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.	Fair Value Measurements and Financial Risk

As of June 30, 2020, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$218.6	$218.6	$—	$—
Total assets at fair value	$218.6	$218.6	$—	$—

Liabilities
Market-based share awards liability(a)	$0.1	$—	$—	$0.1
Contingent consideration(a)	3.9	—	—	3.9
Total liabilities at fair value	$4.0	$—	$—	$4.0

(a)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

As of December 31, 2019, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9.6	$9.6	$—	$—
Total assets at fair value	$9.6	$9.6	$—	$—

Liabilities
Market-based share awards liability(a)	$0.6	$—	$—	$0.6
Contingent consideration(a)	4.3	—	—	4.3
Total liabilities at fair value	$4.9	$—	$—	$4.9

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(a)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

The market-based share awards liability of $0.1 million as of June 30, 2020 entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not. The stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss). Refer to Footnote 10, Stock-Based Compensation, under the heading Market-based Share Awards for significant unobservable inputs for the market-based share award liability.

The market-based share awards liability of $0.6 million as of December 31, 2019 entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period.

The contingent consideration liability of $3.9 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively, is expected to be settled in 2022. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding a multiple of the estimated EBITDA for the 2019 Acquisition. The fair value of $3.9 million as of June 30, 2020 was determined using a Monte Carlo simulation using a volatility rate of 45.0% and a discount rate of 11.5%. The fair value of $4.3 million as of December 31, 2019 was determined using a Monte Carlo simulation using a volatility rate of 30% and a discount rate of 10%. The liability is re-measured to fair value each reporting period using the Company’s most recent internal operational budget. The determination of the fair value of the contingent consideration liability could change in future periods based upon the Company’s ongoing evaluation of the changes in the probability of achieving the revenue or earnings targets that quantify the estimated EBITDA component. During the three and six months ended June 30, 2020 there were remeasurement adjustments of $0.4 million recorded in the selling, general and administrative expense in the condensed consolidated statements of income (loss) and comprehensive income (loss). There were no payments of contingent consideration during the three and six months ended June 30, 2020.  There were no remeasurement adjustments or payments of contingent consideration during the three and six months ended June 30, 2019.

Financial Risk

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amount of assets and liabilities.

9.	Shareholders’ Equity

Series A Convertible Participating Preferred Stock

On June 10, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of “Series A Convertible Participating Preferred Stock” (the “Preferred Stock”) for a purchase price of $5.60 per share (the “Series A Price”) and (ii) effect a rights offering (the “Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share.   Onex has agreed to purchase (the “Onex Backstop”) any and all Preferred Shares not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share.  On June 29, 2020 (the “First Closing Date”), Emerald received proceeds of approximately $252.0 million, net of fees and estimated expenses of $11.6 million, from the sale of Preferred Stock to Onex in the Initial Private Placement.  Emerald used $50.0 of the net proceeds from the sale of Preferred Stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period ended on July 22, 2020. On July 24, 2020, the Company issued a further 1,727,427 shares of Preferred Stock pursuant to the Rights Offering and received net proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, an additional 22,660,587

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

shares of Preferred Stock are expected to be sold to Onex in exchange for approximately $126.9 million of net proceeds on or prior to August 20, 2020.

Shares of the Preferred Stock may be converted at the option of the holder into a number of shares of common stock equal to the (a) the amount of the accreted liquidation preference, divided by (b) the applicable conversion price. Each share of Preferred Stock has an initial liquidation preference of $5.60, and will initially be convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share. The conversion price is subject to customary anti-dilution adjustments upon the occurrence of certain events, including downward adjustment in the event the Company issues securities, subject to exceptions, at a price that is lower than the fair market value of such securities. Each share of Series A Preferred Stock will accumulate an accreting return at a rate per annum equal to 7% on the accreted liquidation preference, compounding quarterly, and paid in-kind by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or in-kind by adding to the accreted liquidation preference. During the six months ended June 30, 2020, the Company recorded accretion of $0.1 million with respect to the Preferred Stock, bringing the aggregate liquidation preference to $263.6 million as of June 30, 2020.  The accretion is reflected in the calculation of net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common shareholders.

Upon liquidation or dissolution of the Company, the holders of Preferred Stock are entitled to receive the greater of (a) the accreted liquidation preference, and (b) the amount the holders of Preferred Stock would have received if they had converted their Preferred Stock into common stock immediately prior to such liquidation or dissolution. Holders of Preferred Stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the Preferred Stock has been paid or holders of a majority of the outstanding Preferred Stock have consented to such dividends.  If, at any time following the third anniversary of the First Closing Date the closing price per share of the Company’s common stock exceeds 175% of the then-applicable conversion price for at least 20 consecutive trading days, the Company may, at its option, and subject to certain liquidity conditions, cause any or all of the then outstanding shares of Preferred Stock to be converted automatically into common stock at the then applicable conversion price.

The Company has the right to redeem all, but not less than all, of the Preferred Stock on or after the six-year anniversary of the closing of the First Closing Date for a cash purchase price equal to (a) on or after the six-year anniversary thereof, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary thereof, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary thereof, the accreted liquidation preference.  In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the Preferred Stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of Preferred Stock may elect to (x) convert their Preferred Stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the Preferred Stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference.

Certain matters will require the approval of holders of a majority of the Preferred Stock, including (i) amendments to the Company’s organizational documents in a manner adverse to the Preferred Stock, (ii) the creation or issuance of senior or parity equity securities or (iii) the issuance of any convertible indebtedness, other class of preferred stock or other equity securities in each case with rights to payments or distributions in which the Preferred Stock would not participate on a pro-rata, as-converted basis.

In addition, for so long as the Preferred Stock represents more than 30% of the outstanding common stock on an as-converted basis, without the approval of a majority of the directors elected by the holders of the Preferred Stock, the Company may not (i) incur new indebtedness to the extent certain financial metrics are not satisfied, (ii) redeem or repurchase any equity securities junior to the Preferred Stock, (iii) enter into any agreement for the acquisition or disposition of assets or businesses involving a purchase price in excess of $100 million, (iv) hire or terminate the chief

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

executive officer of the Company or (v) make a voluntary filing for bankruptcy or commence a dissolution of the Company.

For so long as the Preferred Stock represents a minimum percentage of the outstanding shares of common stock on an as-converted basis as set forth in the Certificate of Designations relating to the Preferred Stock, the holders of the Preferred Stock shall have the right to appoint up to five members of the Company’s board.

All decisions of the Company’s board with respect to the exercise or waiver of the Company’s rights relating to the Preferred Stock shall be determined by a majority of the Company’s directors that are not employees of the Company or affiliated with Onex (“Unaffiliated Directors”), or a committee of Unaffiliated Directors.

As part of the transactions contemplated by the Investment Agreement, the Company and Onex will enter into a Registration Rights Agreement whereby Onex will be entitled to certain demand and piggyback registration rights in respect of the Preferred Stock and the shares of common stock issuable upon conversion thereof.

Dividends

Dividend activity for the first and second quarters of 2020 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020
Dividend declared on	February 7, 2020	—
Shareholders of record on	February 21, 2020	—
Dividend paid on	March 06, 2020	—
Dividend per share	$0.0750	$—
Cash dividend paid	$5.4	$—

Dividend activity for the first and second quarter of 2019 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2019	Three Months Ended June 30, 2019
Dividend declared on	February 5, 2019	April 30, 2019
Shareholders of record on	February 19, 2019	May 14, 2019
Dividend paid on	March 05, 2019	May 28, 2019
Dividend per share	$0.0725	$0.0750
Cash dividend paid	$5.2	$5.4

On March 20, 2020, due to the negative impact of COVID-19 on the Company’s business, the Company’s Board of Directors (the “Board”) suspended the Company’s regular quarterly cash dividend on its common stock for periods beginning with the third quarter of 2020.

Share Repurchases

July 2019 Share Repurchase Program

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program. The July 2019 Share Repurchase program was terminated on July 31, 2020. The Company settled the repurchase of no shares and 14,988 shares for zero and $0.1 million during the three and six months ended June 30, 2020, respectively, related to the July 2019 Share Repurchase Program.

November 2018 Share Repurchase Program

In November 2018, the Company’s Board authorized a $20.0 million share repurchase program. Pursuant to the November 2018 Share Repurchase Program, the Company did not settle the repurchase of any shares during the three and six months ended June 30, 2020, and settled the repurchase of 38,091 shares and 43,437 shares for $0.5 million and

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

$0.6 million during the three and six months ended June 30, 2019, respectively. There were no remaining amounts available for share repurchases as of June 30, 2020 in connection with the November 2018 Share Repurchase Program.

10.	Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income (loss) and comprehensive income (loss). The related deferred tax benefit for stock-based compensation recognized was $0.3 million and $0.2 million for the three and six months ended June 30, 2020, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.8 million and $1.1 million for the three and six months ended June 30, 2019, respectively.

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

The ESPP expense recognized by the Company was not material for the three and six months ended June 30, 2020 and 2019. The Company’s initial ESPP offering period began in February 2019 and ended in August 2019.  The Company issued 8,426 shares to employees in August 2019 at the end of the initial ESPP offering period. The Company issued 8,212 shares to employees in February 2020 at the end of the second ESPP offering period.  The next ESPP offering period began in February 2020 and will end in August 2020.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.1 million and $1.2 million for the three and six months ended June 30, 2020, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $1.1 million and $1.9 million for the three and six months ended June 30, 2019, respectively.

Stock option activity for the six months ended June 30, 2020, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2019	7,151	$12.74	4.4	$5.8
Granted	—	—
Exercised	(9)	8.00
Forfeited	(2,482)	11.45
Outstanding at June 30, 2020	4,660	$13.44	4.6	$—
Exercisable at June 30, 2020	3,419	$12.47	3.3	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on June 30, 2020, for those options for which the market price was in excess of the exercise price.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

There was a total of $1.9 million unrecognized stock-based compensation expense at June 30, 2020 related to unvested stock options expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2020 was $1.0 million and $2.3 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2019 was $1.5 million and $2.3 million, respectively. There was a total of $9.7 million of unrecognized stock-based compensation expense at June 30, 2020 related to unvested RSUs expected to be recognized over a weighted-average period of 3.2 years.

RSU activity for the six months ended June 30, 2020 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2019	668	$15.00
Granted	1,005	9.12
Forfeited	(162)	10.90
Vested	(141)	13.95
Unvested balance, June 30, 2020	1,370	$10.90

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum cash value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety day trading period. The performance-based market condition share awards granted in January 2020 remain unvested with an estimated weighted average conversion threshold of $21.09 per share, which would result in an estimated 45,718 shares of common stock to be issued upon vesting. Each of the estimated 45,718 shares of common stock has a weighted-average grant date fair value of $24.53 per share.

As of June 30, 2020, the Company has performance-based market condition share awards outstanding with a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of June 30, 2020, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share.  During the three and six months ended June 30, 2020, performance-based market condition share awards with maximum cash value of $14.0 million, with an estimated 157,677 shares of common stock that would have been issued were forfeited.

As of June 30, 2020, the liability for these awards was $0.1 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model.  The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million.  The Company recognized a reduction to stock-based compensation expense relating to performance-based market condition share awards of zero and $0.5 million for the three and six months ended June 30, 2020, respectively. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.1 million for the three and six months ended June 30, 2019.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at the six months ended June 30, 2020 were as follows:

June 30, 2020
Expected volatility	57.50%
Dividend yield	0.00%
Risk-free interest rate	0.61%
Weighted-average expected term (in years)	3.8

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2020 and 2019, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 47,058 7% Series A Convertible Participating Preferred Stock shares outstanding which were convertible into 75,293 common stock shares at June 30, 2020. These preferred stock shares were anti-dilutive for the three and six month periods ended June 30, 2020 and are therefore excluded from the diluted income (loss) per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, share data in thousands except earnings per share)	2020	2019	2020	2019
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc.	$9.9	$11.4	$(560.2)	$37.9
Accumulated accretion on 7% Series A Convertible Participating Preferred stock	(0.1)	—	(0.1)	—
Participation rights on if-converted basis	(0.2)	—	—	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common shareholders	$9.6	$11.4	$(560.3)	$37.9
Weighted average common shares outstanding	71,444	71,905	71,413	71,866
Basic earnings per share	$0.13	$0.16	$(7.85)	$0.53
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common shareholders	$9.6	$11.4	$(560.3)	$37.9
Diluted effect of stock options	26	1,060	—	1,129
Diluted weighted average common shares outstanding	71,470	72,965	71,413	72,995
Diluted earnings per share	$0.13	$0.16	$(7.85)	$0.52
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	5,978	3,777	5,957	3,777

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Income Taxes

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of June 30, 2020. For the three and six months ended June 30, 2020, the Company recorded a provision for income taxes of $3.2 million and a benefit from income taxes $51.6 million, respectively, which resulted in effective tax rates adjusted for discrete items of 23.9% and 25.7%, respectively. For the three and six months ended June 30, 2019, the Company recorded provisions for income taxes of $5.2 million and $13.9 million, respectively, which resulted in effective tax rates of 31.3% and 26.8%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to the net effects of state income taxes and nondeductible officer compensation.  The decrease in the Company’s deferred income tax liabilities during the six months ended June 30, 2020 was primarily attributable to impairment charges recorded to tax deductible goodwill, which together with impairment charges to the non-deductible goodwill were treated as discrete items during the quarter and not as part of the estimated annual effective tax rate. Additionally, as a result of the impairment charges recorded for the six months ended June 30, 2020, the Company recorded a valuation allowance against its deferred tax assets as management has determined that it is not more likely than not that there will be sufficient sources of future taxable income to support their realizability.

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.2 million and $1.1 million as of June 30, 2020 and December 31, 2019, respectively.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	June 30, 2020	December 31, 2019
Accrued personnel costs	$9.0	$8.3
Accrued event costs	7.2	3.8
Trade payables	5.8	5.7
Customer cash deposits transferred to future events	4.6	—
Income tax payable	3.4	—
Other current liabilities	2.7	4.3
Accrued interest	—	0.1
Total accounts payable and other current liabilities	$32.7	$22.2

15.	Segment Information

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2020	2019	2020	2019
Revenues
Commerce	$1.5	$42.5	$51.0	$127.9
Design and Technology	3.9	49.6	40.7	88.6
All Other	1.6	10.9	15.0	23.9
Total revenues	$7.0	$103.0	$106.7	$240.4

Other Income
Commerce	$34.6	$—	$34.6	$—
Design and Technology	12.9	—	12.9	—
All Other	0.7	—	0.7	—
Total other income	$48.2	$—	$48.2	$—

Adjusted EBITDA
Commerce	$31.1	$22.4	$49.2	$74.5
Design and Technology	12.0	24.3	22.6	36.9
All Other	(0.3)	3.4	2.9	7.8
Subtotal Adjusted EBITDA	$42.8	$50.1	$74.7	$119.2

General corporate and other expenses	$(9.6)	$(8.9)	$(17.9)	$(18.6)
Interest expense	(5.6)	(7.8)	(12.3)	(15.8)
Goodwill impairment charges	—	—	(564.0)	—
Intangible asset impairment charges	—	—	(59.4)	—
Depreciation and amortization	(12.2)	(13.2)	(25.0)	(26.4)
Stock-based compensation	(1.1)	(2.6)	(2.7)	(4.2)
Deferred revenue adjustment	—	(0.1)	—	(0.2)
Other items	(1.2)	(0.9)	(5.2)	(2.2)
Income (loss) before income taxes	$13.1	$16.6	$(611.8)	$51.8

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the three and six months ended June 30, 2020 and 2019, substantially all revenues were derived from transactions in the United States.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.	Subsequent Event

Rights Offering

On July 7, 2020, the Company commenced its offering to its common stockholders of subscription rights to purchase shares of 7% Series A Convertible Participating Preferred Stock to receive one subscription right for each share of common stock owned. Each subscription right entitled holders of the Company’s common stock on July 6, 2020 to purchase one share of Series A Preferred Stock at a subscription price of $5.60 per share. Each share of Series A Preferred Stock will initially be convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share, subject to adjustment upon the occurrence of certain events. The Rights Offering subscription period ended on July 22, 2020 and the Rights Offering closed on July 24, 2020. On July 24, 2020, the Company issued a further 1,727,427 shares of Preferred Stock pursuant to the Rights Offering and received net proceeds of approximately $9.7 million. The remaining 22,660,587 shares are expected to be delivered pursuant to the Onex Backstop in exchange for $126.9 million of net proceeds on or about August 20, 2020.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 4 to the table under the heading “—Results of Operations— Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019”.

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

Our effective tax rate adjusted for discrete items for the three and six months ended June 30, 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the net effects of state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), and tax deficiencies realized upon the vesting of certain share-based payment awards, partially offset by tax benefits attributable to goodwill impairments.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income (loss), see footnote 2 to the table under the heading “—Results of Operations— Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.”

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income (loss), cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net (loss) income. For a reconciliation of Adjusted Net Income to net income (loss), see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 6 to the table under the heading “—Results of Operations— Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019.”

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$7.0	$103.0	$(96.0)	(93.2%)
Other income	48.2	—	48.2	NM
Cost of revenues	(0.8)	32.3	(33.1)	NM
Selling, general and administrative expenses(1)	25.1	33.1	(8.0)	(24.2%)
Depreciation and amortization expense	12.2	13.2	(1.0)	(7.6%)
Operating income	18.7	24.4	(5.7)	(23.4%)
Interest expense	5.6	7.8	(2.2)	(28.2%)
Income before income taxes	13.1	16.6	(3.5)	(21.1%)
Provision for income taxes	3.2	5.2	(2.0)	(38.5%)
Net income and comprehensive income attributable to Emerald Holdings, Inc.	$9.9	$11.4	$(1.5)	(13.2%)

Other financial data (unaudited):
Adjusted EBITDA(2)	$33.2	$36.5	$(3.3)	(9.0)%
Adjusted Net Income(3)	$20.4	$19.5	$0.9	4.6%
Organic Revenue(4)	$5.4	$8.5	$(3.1)	(36.5)%

(1)

Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 included $1.2 million and $0.9 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 were stock-based compensation expenses of $1.1 million and $2.6 million, respectively.

(2)

In addition to net income presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income (loss), cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) income tax (benefit) expense, (iii) goodwill impairment charges, (iv) intangible asset impairment charges, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended June 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net income	$9.9	$11.4
Add (deduct):
Interest expense	5.6	7.8
Provision for income taxes	3.2	5.2
Depreciation and amortization expense	12.2	13.2
Stock-based compensation expense(a)	1.1	2.6
Deferred revenue adjustment(b)	—	0.1
Other items(c)	1.2	0.9
Scheduling adjustment(d)	—	(4.7)
Adjusted EBITDA	$33.2	$36.5

(a)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(b)

Represents deferred revenue acquired in the Boutique Design New York (“BDNY”) acquisition that that was recorded at the acquisition date fair value in accordance with purchase accounting rules. If the business had been continuously owned by us throughout the quarter periods presented, the fair value adjustments of $0.1 million for BDNY for the three months ended June 30, 2019 would not have been required and the revenues for the three months ended June 30, 2019 would have been higher by $0.1 million.

(c)

Other items for the three months ended June 30, 2020 included: (i) $1.0 million in transition costs, including one-time severance expense of $0.9 million, (ii) $0.6 million in non-recurring legal, audit and consulting fees, offset by (iii) a $0.4 million reduction to expense related to the remeasurement of contingent consideration.  Other items for the three months ended June 30, 2019 included: (i) $0.1 million in transaction costs in connection with certain acquisition transactions, (ii) $0.7 million in transition costs and (iii) $0.1 million in non-recurring legal, audit and consulting fees.

(d)

Reflects the EBITDA from several event scheduling differences in the second quarter of 2020, most notably RFID Journal Live and HOW Design Live! staging in second quarter of 2019, versus the planned third quarter and fourth quarter stage dates for 2020, respectively, and Medtrade Spring staging in the second quarter of 2019, versus the first quarter of 2020.

(3)

In addition to net income presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net income (loss) for (i) stock-based compensation, (ii) deferred revenue adjustment, (iii) goodwill impairment charges, (iv) intangible asset impairment charges, (v) other items that management believes are not part of our core operations, (vi) amortization of deferred financing fees and discount, (vii) amortization of acquired intangible assets and (viii) tax adjustments related to non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income (loss), cash flows from operating activities or other measures determined in accordance with GAAP. The most directly comparable GAAP measure to Adjusted Net Income is net income (loss). Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended June 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net income	$9.9	$11.4
Add (deduct):
Stock-based compensation expense(a)	1.1	2.6
Deferred revenue adjustment (b)	—	0.1
Other items(c)	1.2	0.9
Amortization of deferred financing fees and discount	0.4	0.4
Amortization of intangible assets(d)	11.5	12.5
Scheduling adjustments(e)	—	(4.7)
Tax adjustments related to non-GAAP adjustments(f)	(3.7)	(3.7)
Adjusted Net Income	$20.4	$19.5

(a)	Represents costs related to stock-based compensation expenses described in footnote 2(a) above.
(b)	Represents the deferred revenue charge described in footnote 2(b) above.
(c)	Represents other items described in footnote 2(c) above.
(d)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets, the value of which are amortized over time. These acquired intangible assets are amortized over periods ranging from seven to 30 years.

(e)	Represents the scheduling adjustment described in footnote 2(d) above.
(f)	For the three months ended June 30, 2020, represents the application of U.S. Federal and state enterprise tax rate of 26.2% and 31.3% for the three months ended June 30, 2020 and 2019, respectively.

(4)

In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and Emerald’s Board evaluate changes in Organic revenues to understand underlying revenue trends of its events. Our presentation of Organic Revenue adjusts revenue for (i) acquisition revenue, (ii) discontinued events, (iii) COVID-19 cancellations (iv) COVID-19 postponements and (v) scheduling adjustments.

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

	Three Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$7.0	$103.0	$(96.0)	(93.2%)
Add (deduct):
Acquisition revenues	(1.6)	—	(1.6)
Discontinued events	—	(1.1)	1.1
COVID-19 cancellations(a)	—	(84.2)	84.2
COVID-19 postponements(b)	—	(8.0)	8.0
Scheduling adjustments	—	(1.2)	1.2
Organic revenues	$5.4	$8.5	$(3.1)	(36.5%)

(a)

Represents reduction in revenues as a result of the cancellation of certain events that staged in the second quarter of 2019, due to COVID-19.  We believe the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

(b)	Represents deferral of revenues to the second half of 2020 as a result of the postponement of certain events that staged during the second quarter of 2019, due to COVID-19.

Revenues

Revenues of $7.0 million for the three months ended June 30, 2020 decreased $96.0 million, or 93.2% from $103.0 million for the comparable period in 2019, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of certain events.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other Income of $48.2 million was recorded related to event cancellation insurance claims proceeds, of which $15.0 million was received and $33.2 million was confirmed by the insurance provider during the quarter ended June 30, 2020.  All $33.2 million of insurance receivables as of June 30, 2020 were received in July 2020.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of Other Income by segment.

Cost of Revenues

Cost of revenues of negative $0.8 million for the three months ended June 30, 2020 decreased $33.1 million, from $32.3 million for the comparable period in 2019. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $25.1 million for the three months ended June 30, 2020 decreased $8.0 million, or 24.2%, from $33.1 million for the comparable period in 2019. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $12.2 million for the three months June 30, 2020 decreased $1.0 million, or 7.6%, from $13.2 million for the comparable period in 2019.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Commerce

The following represents the change in revenue, expenses and operating profit in the Commerce reportable segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$1.5	$42.5	$(41.0)	(96.5%)
Other income	34.6	—	34.6	NM
Cost of revenues	(0.5)	10.6	(11.1)	(104.7%)
Selling, general and administrative expenses	5.5	9.5	(4.0)	(42.1%)
Depreciation and amortization expense	6.7	6.7	—	—
Operating income	$24.4	$15.7	$8.7	55.4%

Revenues

During the three months ended June 30, 2020, revenues for the Commerce reportable segment decreased $41.0 million, or 96.5%, to $1.5 million from $42.5 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation or postponement of all live events scheduled to stage during the second quarter due to COVID-19. These cancelled and postponed events represented $37.9 million and $2.3 million in prior year revenues, respectively.  The remaining $0.2 million decline in revenues was primarily attributable to a decline in other marketing services revenue in the Commerce segment.

Other Income

Other Income of $34.6 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds, of which $15.0 million was received and $19.6 million was confirmed by the insurance provider during the quarter ended June 30, 2020.  All $19.6 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the three months ended June 30, 2020, cost of revenues for the Commerce reportable segment decreased $11.1 million, to negative $0.5 million from $10.6 million for the comparable period in the prior year.  The primary driver of the decline was cost avoidance related to the cancellation and postponement of several events due to COVID-19, which represented $9.3 million and $0.6 million of prior year costs, respectively.  In addition, the decrease includes vendor credits negotiated during the three months ended June 30, 2020.

Selling, General and Administrative Expense

During the three months ended June 30, 2020, selling, general and administrative expenses for the Commerce reportable segment decreased $4.0 million, or 42.1%, to $5.5 million from $9.5 million for the comparable period in 2019.  The decrease was primarily attributable to lower travel and promotional expenses related to the cancellation of all second quarter live events.  Credit card fee refunds generated by processing customer refunds during the quarter resulted in additional cost reductions.

Depreciation and Amortization Expense

During the three months ended June 30, 2020, depreciation and amortization expense for the Commerce reportable segment was $6.7 million for both the three months ended June 30, 2020 and 2019.

Design and Technology

The following represents the change in revenue, expenses and operating profit in the Design and Technology reportable segment for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$3.9	$49.6	$(45.7)	(92.1%)
Other income	12.9	—	12.9	NM
Cost of revenues	(0.1)	16.5	(16.6)	(100.6%)
Selling, general and administrative expenses	4.9	8.8	(3.9)	(44.3%)
Depreciation and amortization expense	4.0	5.0	(1.0)	(20.0%)
Operating income	$8.0	$19.3	$(11.3)	(58.5%)

Revenues

During the three months ended June 30, 2020 revenues for the Design and Technology reportable segment decreased $45.7 million, or 92.1%, to $3.9 million from $49.6 million for the comparable period in 2019. The primary driver of the decline was the cancellation or postponement of all live events scheduled to stage during the second quarter due to COVID-19.  These cancelled and postponed events represented $41.2 million and $1.1 million in prior year revenues, respectively.  A scheduling difference from the prior year and several small discontinued events resulted in additional declines of $1.2 million and $0.7 million, respectively.  The remaining $1.5 million decline in revenues was primarily attributable to a decline in other marketing services revenue in the Design and Technology segment.

Other Income

Other Income of $12.9 million was recorded for the Design and Technology reportable segment related to event cancellation insurance claims proceeds, which were confirmed by the insurance provider during the quarter ended June 30, 2020.  All $12.9 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the three months ended June 30, 2020 cost of revenues for the Design and Technology reportable segment decreased $16.6 million, to negative $0.1 million from $16.5 million for the comparable period in 2019.  The primary driver of the decline was the cancellation and postponement of several events due to COVID-19, which represented $13.8 million and $0.7 million of prior year costs, respectively.  The timing difference of an event that staged in the first quarter of 2020 and the second quarter of 2019 drove an additional $0.6 million decline.  In addition, the decrease includes vendor credits negotiated during the three months ended June 30, 2020.

Selling, General and Administrative Expense

During the three months ended June 30, 2020 selling, general and administrative expenses for the Design and Technology reportable segment decreased $3.9 million, or 44.3%, to $4.9 million from $8.8 million for the comparable period in 2019.  Savings in compensation and benefits expense related to staff furloughs and avoided travel and promotional costs on cancelled events were the primary drivers of the savings.

Depreciation and Amortization Expense

During the three months ended June 30, 2020 depreciation and amortization expense for the Design and Technology reportable segment decreased $1.0 million, or 20%, to $4.0 million from $5.0 million for the comparable period in 2019.  The decrease was attributable to the definite-lived intangible impairment charges recorded in 2019 and the first quarter of 2020.

All Other Category

The following represents the change in revenue, expenses and operating profit in the All Other category for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$1.6	$10.9	$(9.3)	(85.3%)
Other income	0.7	—	0.7	NM
Cost of revenues	(0.2)	5.2	(5.4)	(103.8%)
Selling, general and administrative expenses	2.8	2.3	0.5	21.7%
Depreciation and amortization expense	0.7	1.0	(0.3)	(30.0%)
Operating (loss) income	$(1.7)	$2.4	$(4.1)	(170.8%)

Revenues

During the three months ended June 30, 2020 revenues for the All Other category decreased $9.3 million, or 85.3%, to $1.6 million from $10.9 million for the comparable period in 2019. The primary driver of the decline was the cancellation or postponement of all live events scheduled to stage during the second quarter due to COVID-19.  These cancelled and postponed events represented $5.0 million and $4.3 million in prior year revenues, respectively.

Other Income

Other Income of $0.7 million was recorded for the All Other category related to event cancellation insurance claims proceeds, which were confirmed by the insurance provider during the quarter ended June 30, 2020.  All $0.7 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the three months ended June 30, 2020 cost of revenues for the All Other category decreased $5.4 million, to a negative $0.2 million from $5.2 million for the comparable period in 2019. The primary driver of the decline was the cancellation and postponement of several events due to COVID-19, which represented $2.1 million and $2.0 million of prior year costs, respectively.  In addition, negotiated refunds and rebates related to events cancelled in the first quarter were realized during the second quarter which drove additional cost reductions.

Selling, General and Administrative Expense

During the three months ended June 30, 2020 selling, general and administrative expenses for the All Other category increased $0.5 million, or 21.7%, to $2.8 million from $2.3 million for the comparable period in 2019.  The increase in selling, general and administrative expense was primarily driven by the acquisition of G3 in November 2019.

Depreciation and Amortization Expense

During the three months ended June 30, 2020 depreciation and amortization expense for the All Other category decreased $0.3 million, or 30.0%, to $0.7 million from $1.0 million for the comparable period in 2019.  The decrease was attributable to the definite-lived intangible impairment charges recorded in 2019 and the first quarter of 2020.

Corporate Category

The following represents the change in revenue, expenses and operating profit in the Corporate category for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	11.9	12.5	(0.6)	(4.8%)
Depreciation and amortization expense	0.8	0.5	0.3	60.0%
Total operating expenses	$12.7	$13.0	$(0.3)	(2.3%)

Selling, General and Administrative Expense

During the three months ended June 30, 2020 selling, general and administrative expenses for the Corporate category decreased $0.6 million, or 4.8%, to $11.9 million from $12.5 million for the comparable period in 2019. The decrease was primarily attributable to lower stock-based compensation and the downward adjustment of contingent consideration partially offset by higher non-recurring severance, legal and accounting costs during the three months ended June 30, 2020.

Depreciation and Amortization Expense

During the three months ended June 30, 2020 depreciation and amortization expense for the Corporate category increased $0.3 million, or 60.0%, to $0.8 million from $0.5 million for the comparable period in 2019.

Interest Expense

Interest expense of $5.6 million for the three months June 30, 2020 decreased $2.2 million, or 28.2%, from $7.8 million for the comparable period in 2019. The decrease was primarily attributable to (i) a $2.7 million decrease in interest expense on the Amended and Restated Term Loan Facility primarily resulting from the decrease in the average interest rate of 5.22% for the three months ended June 30, 2019 compared to an average interest rate of 3.30% during the three months ended June 30, 2020, partially offset by (ii) a $0.5 million increase in interest expense related to borrowings under the Amended and Restated Revolving Credit Facility and letters of credit outstanding related to higher outstanding balances under the Amended and Restated Revolving Credit Facility during the three months ended June 30, 2020.

Provision for Income Taxes

For the three months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $3.2 million and $5.2 million, respectively, which resulted in effective tax rates of 23.9% and 31.3% for the three months ended June 30, 2020 and 2019, respectively.

Net Income

Net income of $9.9 million for the three months ended June 30, 2020 represented a $1.5 million decrease from net income of $11.4 million for the comparable period in 2019. Key drivers of the year-over-year decrease were lower revenues due to COVID-19 related event cancellations, show scheduling differences, offset by other income generated by event cancellation insurance proceeds and cost savings on cancelled and postponed events.

Adjusted EBITDA

Adjusted EBITDA of $33.2 million for the three months ended June 30, 2020 decreased by $3.3 million, or 9.0%, from $36.5 million for the comparable period in 2019. The decrease in Adjusted EBITDA, was mainly driven by the cancellation of all scheduled live events during second the quarter due to the COVID-19 pandemic as well as the combined effect of slightly lower organic revenues, offset by other income generated by event cancellation insurance proceeds and cost savings on cancelled and postponed events.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2020 of $20.4 million increased by $0.9 million, or 4.6%, from adjusted net income of $19.5 million for the comparable period in 2019. The increase was primarily attributable to a lower quarter over quarter variance in the addback for provision for income taxes, partially offset by the decrease in Adjusted EBITDA described above.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.” For a discussion of our presentation of Adjusted Net Income, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.”

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The tables in this section summarize key components of our results of operations for the periods indicated

.

	Six Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$106.7	$240.4	$(133.7)	(55.6%)
Other income	48.2	—	48.2	NM
Cost of revenues	42.8	78.2	(35.4)	(45.3%)
Selling, general and administrative expenses(1)	63.2	68.2	(5.0)	(7.3%)
Depreciation and amortization expense	25.0	26.4	(1.4)	(5.3%)
Goodwill impairment charges(2)	564.0	—	564.0	NM
Intangible asset impairment charges(3)	59.4	—	59.4	NM
Operating (loss) income	(599.5)	67.6	(667.1)	NM
Interest expense	12.3	15.8	(3.5)	(22.2%)
(Loss) income before income taxes	(611.8)	51.8	(663.6)	NM
(Benefit from) provision for income taxes	(51.6)	13.9	(65.5)	(471.2%)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holdings, Inc.	$(560.2)	$37.9	$(598.1)	NM

Other financial data (unaudited):
Adjusted EBITDA(4)	$56.8	$94.3	$(37.5)	(39.8%)
Adjusted Net Income(5)	$47.6	$57.0	$(9.4)	(16.5%)
Free Cash Flow(6)	$(24.9)	$39.1	$(64.0)	NM
Organic Revenue(7)	$101.2	$107.0	$(5.8)	(5.4%)

(1)

Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 included $5.2 million and $2.2 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 were stock-based compensation expenses of $2.7 million and $4.2 million, respectively.

(2)	Goodwill impairment charges for the six months ended June 30, 2020 represent non-cash charges of $564.0 million.
(3)

Intangible asset impairment charges for the six months ended June 30, 2020 represent non-cash charges of $46.2 million and $13.2 million for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment.

(4)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “— Results of Operations — Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.”

	Six Months Ended June 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net (loss) income	$(560.2)	$37.9
Add:
Interest expense	12.3	15.8
Provision for income taxes	(51.6)	13.9
Goodwill impairment charges(a)	564.0	—
Intangible asset impairment charges(b)	59.4	—
Depreciation and amortization expense	25.0	26.4
Stock-based compensation expense(c)	2.7	4.2
Deferred revenue adjustment(d)	—	0.2
Other items(e)	5.2	2.2
Scheduling adjustments(f)	—	(6.3)
Adjusted EBITDA	$56.8	$94.3

(a)	Represents non-cash goodwill impairment charges for the six months ended June 30, 2020, in connection with the Company’s interim testing of goodwill for impairment.
(b)

Represents non-cash intangible asset impairment charges for the six months ended June 30, 2020 for certain indefinite-lived intangible assets and definite-lived intangible assets of $46.2 million and $13.2 million, respectively, in connection with the Company’s interim testing of intangibles for impairment.

(c)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(d)

Represents deferred revenue acquired in the Boutique Design New York (“BDNY”) acquisition that was recorded at the acquisition date fair value in accordance with purchase accounting rules. If the business had been continuously owned by us throughout the periods presented, the fair value adjustments of $0.2 million for BDNY for the six months ended June 30, 2019 would not have been required and the revenues for the six months ended June 30, 2019 would have been higher by $0.2 million.

(e)

Other items for the six months ended June 30, 2020 included: (i) $4.4 million in transition costs, including one-time severance expense of $2.8 million, (ii) $0.8 million in non-recurring legal, audit and consulting fees and (iii) $0.4 million in transaction costs in connection with certain acquisition transactions offset by (iv) $0.4 million reduction to expense related to the remeasurement of contingent consideration. Other items for the six months ended June 30, 2019 included: (i) $0.6 million in transaction costs in connection with certain acquisition transactions, (ii) $1.4 million in transition costs and (iii) $0.2 million in non-recurring legal, audit and consulting fees.

(f)

Reflects the EBITDA from several event scheduling differences in the first and second quarters of 2020, most notably RFID Journal Live, HOW Design Live and Impressions Expo Atlantic City staging in first half of 2019, versus the planned third quarter and fourth quarter stage dates for 2020, respectively.

(5)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.”

	Six Months ended June 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net (loss) income	$(560.2)	$37.9
Add (deduct):
Stock-based compensation expense(a)	2.7	4.2
Deferred revenue adjustment(b)	—	0.2
Goodwill impairment charges(c)	564.0	—
Intangible asset impairment charges(d)	59.4	—
Other items(e)	5.2	2.2
Amortization of deferred financing fees and discount	0.7	0.7
Amortization of acquired intangible assets(f)	23.6	25.1
Scheduling adjustments(g)	—	(6.3)
Tax adjustments related to non-GAAP adjustments(h)	(47.8)	(7.0)
Adjusted Net Income	$47.6	$57.0

(a)	Represents costs related to stock-based compensation expenses described in footnote 4(c) above.
(b)	Represents the deferred revenue charge described in footnote 4(d) above.
(c)	Goodwill impairment charges described in footnote 4(a) above.
(d)	Intangible asset impairment charges described in footnote 4(b) above.
(e)	Represents other items described in footnote 4(e) above.
(f)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets, the value of which are amortized over time. These acquired intangible assets are amortized over periods ranging from seven to 30 years.

(g)	Represents the scheduling adjustment described in footnote 4(f) above.
(h)	Reflects application of U.S. federal and state enterprise tax rate of 26.2% and 31.3% for the three months ended June 30, 2020 and 2019, respectively.
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

	Six Months Ended June 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(22.6)	$40.0
Less:
Capital expenditures	2.3	0.9
Free Cash Flow	$(24.9)	$39.1

(7)

For a definition of Adjusted Organic revenue and the reasons management uses this metric, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.”

	Six Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$106.7	$240.4	$(133.7)	(55.6%)
Add (deduct):
Acquisition revenues	(5.5)	—	(5.5)
Discontinued events	—	(3.4)	3.4
COVID-19 cancellations(a)	—	(118.5)	118.5
COVID-19 postponements(b)	—	(11.5)	11.5
Organic revenues	$101.2	$107.0	$(5.8)	(5.4%)

(a)

Represents reduction in revenues as a result of the cancellation of certain events that staged in the first quarter of 2019 and all events that staged in the second quarter of 2019, due to COVID-19.  We believe the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

(b)	Represents deferral of revenues to the second half of 2020 as a result of the postponement of certain events that staged during the second quarter of 2019, due to COVID-19.

Revenues

Revenues of $106.7 million for the six months ended June 30, 2020 decreased $133.7 million, or 55.6%, from $240.4 million for the comparable period in 2019, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of certain events.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other Income of $48.2 million was recorded related to event cancellation insurance claims proceeds, of which $15.0 million was received and $33.2 million was confirmed by the insurance provider during the six months ended June 30, 2020.  All $33.2 million of insurance receivables as of June 30, 2020 were received in July 2020.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of Other Income by segment.

Cost of Revenues

Cost of revenues of $42.8 million for the six months ended June 30, 2020 decreased $35.4 million, or 45.3%, from $78.2 million for the comparable period in 2019. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $63.2 million for the six months ended June 30, 2020 decreased $5.0 million, or 7.3%, from $68.2 million for the comparable period in 2019. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $12.8 million for the six months June 30, 2020 decreased $0.4 million, or 3.0%, from $13.2 million for the comparable period in 2019.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Commerce

The following represents the change in revenue, expenses and operating profit in the Commerce reportable segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$51.0	$127.9	$(76.9)	(60.1%)
Other income	34.6	—	34.6	NM
Cost of revenues	18.6	32.0	(13.4)	(41.9%)
Selling, general and administrative expenses	17.7	21.4	(3.7)	(17.3%)
Depreciation and amortization expense	14.0	13.3	0.7	5.3%
Goodwill impairment charge	340.6	—	340.6	NM
Intangible asset impairment charges	30.7	—	30.7	NM
Operating (loss) income	$(336.0)	$61.2	$(397.2)	(649.0%)

Revenues

During the six months ended June 30, 2020, revenues for the Commerce reportable segment decreased $76.9 million, or 60.1%, to $51.0 million from $127.9 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation or postponement of several first quarter and all scheduled second quarter live events due to COVID-19. These cancelled and postponed events represented $68.8 million and $5.9 million in prior year revenues, respectively.  The remaining $2.2 million decline in revenues was primarily attributable to a decline of 2.8% for the events that staged during the first quarter of 2020 in the Commerce segment.

Other Income

Other Income of $34.6 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds, of which $15.0 million was received and $19.6 million was confirmed by the insurance provider during the six months ended June 30, 2020.  All $19.6 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the six months ended June 30, 2020, cost of revenues for the Commerce reportable segment decreased $13.4 million, or 41.9%, to $18.6 million from $32.0 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation and postponement of several events due to COVID-19, which represented $12.8 million of prior year costs.  In addition, negotiated refunds and rebates related to events cancelled in the first quarter were realized during the second quarter which drove additional cost reductions.

Selling, General and Administrative Expense

During the six months ended June 30, 2020, selling, general and administrative expenses for the Commerce reportable segment decreased $3.7 million, or 17.3%, to $17.7 million from $21.4 million for the comparable period in 2019.  The decrease was primarily comprised of avoided promotional and travel costs related to cancelled events as well as credit card fee refunds related to customer refunds processed during the six months ended June 30, 2020.

Depreciation and Amortization Expense

During the six months ended June 30, 2020, depreciation and amortization expense for the Commerce reportable segment increased $0.7 million, or 5.3%, to $14.0 million from $13.3 million for the comparable period in 2019.

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

Intangible Asset Impairments

In connection with the triggering event described above, management performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the first quarter of 2020 and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the Commerce segment of $6.7 million and $24.0 million, respectively.

Design and Technology

The following represents the change in revenue, expenses and operating profit in the Design and Technology reportable segment for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$40.7	$88.6	$(47.9)	(54.1%)
Other income	12.9	—	12.9	NM
Cost of revenues	18.1	34.7	(16.6)	(47.8%)
Selling, general and administrative expenses	12.9	17.0	(4.1)	(24.1%)
Depreciation and amortization expense	8.3	10.0	(1.7)	(17.0%)
Goodwill impairment charge	198.5	—	198.5	NM
Intangible asset impairment charges	22.7	—	22.7	NM
Operating (loss) income	$(206.9)	$26.9	$(233.8)	(869.1%)

Revenues

During the six months ended June 30, 2020 revenues for the Design and Technology reportable segment decreased $47.9 million, or 54.1%, to $40.7 million from $88.6 million for the comparable period in 2019. The primary driver of the decline was the cancellation or postponement of several first quarter and all scheduled second quarter live events due to COVID-19. These cancelled and postponed events represented $43.5 million and $1.1 million in prior year revenues, respectively.  The remaining $2.7 million decline was comprised of several small discontinued events and a decline in other marketing services revenue.

Other Income

Other Income of $12.9 million was recorded for the Design and Technology reportable segment related to event cancellation insurance claims proceeds, which were confirmed by the insurance provider during the six months ended June 30, 2020.  All $12.9 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the six months ended June 30, 2020 cost of revenues for the Design and Technology reportable segment decreased $16.6 million, or 47.8%, to $18.1 million from $34.7 million for the comparable period in 2019.  The primary driver of the decline was the cancellation and postponement of several events due to COVID-19, which represented $14.1 million of prior year costs.  In addition, lower other marketing services costs and negotiated refunds and rebates related to events cancelled in the first quarter were realized during the second quarter which drove additional cost reductions.

Selling, General and Administrative Expense

During the six months ended June 30, 2020 selling, general and administrative expenses for the Design and Technology reportable segment decreased $4.1 million, or 24.1%, to $12.9 million from $17.0 million for the comparable period in 2019. The decrease was primarily comprised of avoided promotional and travel costs related to cancelled events as well as credit card fee refunds related to customer refunds processed during the six months ended June 30, 2020.

Depreciation and Amortization Expense

During the six months ended June 30, 2020 depreciation and amortization expense for the Design and Technology reportable segment decreased $1.7 million, or 17.0%, to $8.3 million from $10.0 million for the comparable period in 2019.

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

All Other Category

The following represents the change in revenue, expenses and operating profit in the All Other category for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$15.0	$23.8	$(8.8)	(37.0%)
Other income	0.7	—	0.7	NM
Cost of revenues	6.1	11.4	(5.3)	(46.5%)
Selling, general and administrative expenses	6.7	4.6	2.1	45.7%
Depreciation and amortization expense	1.4	2.0	(0.6)	(30.0%)
Goodwill impairment charge	24.9	—	24.9	NM
Intangible asset impairment charges	6.0	—	6.0	NM
Operating (loss) income	$(29.4)	$5.8	$(35.2)	(606.9%)

Revenues

During the six months ended June 30, 2020 revenues for the All Other category decreased $8.8 million, or 37.0%, to $15.0 million from $23.8 million for the comparable period in 2019.  The primary driver of the decline was the cancellation or postponement of one first quarter and all scheduled second quarter live events due to COVID-19.  These cancelled and postponed events represented $6.7 million and $4.6 million in prior year revenues, respectively.  The decrease was offset by $5.6 million from the acquisition of G3, which closed in November 2019.  The remaining decrease was related to discontinued other marketing services brands and lower revenues generated by a first quarter event.

Other Income

Other Income of $0.7 million was recorded for the All Other category related to event cancellation insurance claims proceeds, which were confirmed by the insurance provider during the six months ended June 30, 2020.  All $0.7 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the six months ended June 30, 2020 cost of revenues for the All Other category decreased $5.3 million, or 46.5%, to $6.1 million from $11.4 million for the comparable period in 2019.  The primary driver of the decline was the cancellation and postponement of several events due to COVID-19, which represented $4.6 million of prior year costs.  These decreases were offset by higher costs from the acquisition of G3 in November 2019.

Selling, General and Administrative Expense

During the six months ended June 30, 2020 selling, general and administrative expenses for the All Other category increased $2.1 million, or 45.7%, to $6.7 million from $4.6 million for the comparable period in 2019.  The increase in selling, general and administrative expense was primarily driven by the acquisition of G3 in November 2019.

Depreciation and Amortization Expense

During the six months ended June 30, 2020 depreciation and amortization expense for the All Other category decreased $0.6 million, or 30.0%, to $1.4 million from $2.0 million for the comparable period in 2019.

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

Corporate Category

The following represents the change in revenue, expenses and operating profit in the Corporate category for the three months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	25.9	25.2	0.7	2.8%
Depreciation and amortization expense	1.4	1.1	0.3	27.3%
Total operating expenses	$27.3	$26.3	$1.0	3.8%

Selling, General and Administrative Expense

During the six months ended June 30, 2020 selling, general and administrative expenses for the Corporate category increased $0.7 million, or 2.8%, to $25.9 million from $25.2 million for the comparable period in 2019. The increase is primarily attributable to higher one-time severance and acquisition integration costs during the six months ended June 30, 2020.

Depreciation and Amortization Expense

During the six months ended June 30, 2020 depreciation and amortization expense for the Corporate category increased $0.3 million, or 27.3%, to $1.4 million from $1.1 million for the comparable period in 2019.

Interest Expense

Interest expense of $12.3 million for the six months ended June 30, 2020 decreased $3.5 million, or 22.2%, from $15.8 million for the comparable period in 2019.  The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during the six months ended June 30, 2020 was 3.89%, compared to 5.24% during the six months ended June 30, 2019.

(Benefit from) Provision for Income Taxes

For the six months ended June 30, 2020 and 2019, the Company recorded a benefit from income taxes of $51.6 million and provision for income taxes of $15.8 million, respectively, which resulted in an effective tax rate adjusted for discrete items of 25.7% for the six months ended June 30, 2020 and an effective tax rate of 26.8% for the six months ended June 30, 2019.  Discrete items for the six months ended June 30, 2020 primarily consisted of goodwill impairment charges.

Net (Loss) Income

Net loss of $560.2 million for the six months ended June 30, 2020 represented a $598.1 million decrease from net income of $37.9 million for the comparable period in 2019. In the first quarter, in connection with a triggering event caused by the COVID-19 pandemic, we recorded $623.4 million in non-cash charges related to the impairment of goodwill, certain customer-related intangible assets and certain trade names. Other key drivers of the year-over-year decrease were lower revenues due to COVID-19 related event cancellations, partially offset by other income generated by event cancellation insurance proceeds and cost savings on cancelled and postponed events.

Adjusted EBITDA

Adjusted EBITDA of $56.8 million for the six months ended June 30, 2020 decreased by $37.5 million, or 39.8%, from $94.3 million for the comparable period in 2019. The decrease in Adjusted EBITDA, was mainly driven by the cancellation of seven first quarter and all scheduled live events in the second quarter due to the COVID-19 pandemic as well as the combined effect of slightly lower organic revenues, incremental investments in the events that took place in the quarter and in marketing costs incurred for future events.

Adjusted Net Income

Adjusted Net Income for the six months ended June 30, 2020 of $47.6 million decreased by $9.4 million, or 16.5%, from adjusted net income of $57.0 million for the comparable period in 2019. The decrease was primarily attributable to the decrease in Adjusted EBITDA described above, partially offset by a lower year over year variance in the adjustment for (benefit from) provision for income taxes.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 2 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.” For a discussion of our presentation of Adjusted Net Income, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.”

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

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate (i) when the Company will be able to resume event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events.  Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a U.S. GAAP basis for the year ended December 31, 2020 is expected. During the six months ended June 30, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of “Series A Convertible Participating Preferred Stock” for an aggregate purchase price of $5.60 per share (the “Series A Price per Share”), for which the Company received proceeds of approximately $252.0 million, net of fees and estimated expenses of $11.6 million;

•

In the third quarter of 2020, the Company commenced a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share backstopped by Onex. The Company received net proceeds of approximately $9.7 million from this rights offering;

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Reducing the Company’s headcount by approximately 18% through a combination of staff reductions, eliminating open positions and furloughs;
•	Suspending the regular quarterly cash dividend; and
•	Halting any incremental share repurchases.

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, Emerald is insured for event cancellation caused by the outbreak of communicable diseases, including COVID-19.

The aggregate limit under these event cancellation insurance policies is approximately $191.1 million in 2020 and $191.4 million in 2021 if losses arise for reasons within the scope of this policy. In addition to this primary policy, Emerald maintains a separate event cancellation insurance policy for the Surf Expo Summer 2020 and Surf Expo Winter 2021 shows, with a coverage limit of $6 million and $7.7 million, for each respective event.

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. During the three months ended June 30, 2020, the Company recorded Other income of $48.2 million related to event cancellation insurance claim proceeds deemed to be realizable by management. Of the $48.2 million in Other income, $15.0 million was received during the second quarter and $33.2 million was received in July 2020.  These proceeds represent an interim payment in respect of the $89.1 million in event cancellation insurance claims filed in related to events cancelled during the six months ended June 30, 2020.

These claims are subject to review and adjustment, but if accepted in their entirety, would cover the lost profit contribution that was budgeted for the cancelled events through June 2020. While there is no assurance that the insurance carriers will agree that all of Emerald’s claims through June 2020 are covered under the policy, we believe that all shows that have been cancelled or postponed due to COVID-19 to date should qualify as covered losses with respect to Emerald’s event cancellation insurance given the similarity of facts and circumstances to the initial approved claims.

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

As of June 30, 2020, the Company had $528.1 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of June 30, 2020, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Suspension of Share Repurchases

Our Board of Directors approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of no shares and 14,988 shares of our common stock for zero and $0.1 million during the three and six months ended June 30, 2020, respectively, and 14,988 and 38,091 and 43,437 shares of our common stock for $0.5 million and $0.6 million during the three and six months ended June 30, 2019, respectively. We settled the repurchase of 853,557 shares of our common stock for $8.3 million during the year ended December 31, 2019. As of June 30, 2020, there was $22.1 million remaining available to repurchase shares pursuant to the share repurchase program publicly announced in the third quarter of 2019.

On March 20, 2020, due to the negative impact of COVID-19 on our business, the Board determined to temporarily suspend share repurchases under our share repurchase program.  The share repurchase program expired on July 31, 2020.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
	2020	2019
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash (used in) provided by operating activities	$(22.6)	$40.0
Net cash used in investing activities	$(2.3)	$(0.9)
Net cash provided by (used in) financing activities	$233.9	$(47.2)

Operating Activities

Operating activities consist primarily of net (loss) income adjusted for non-cash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation, provision for credit losses and goodwill and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash used in operating activities for the six months ended June 30, 2020 was $22.6 million, as compared to net cash provided by operating activities of $40.0 million for the six months ended June 30, 2019. The decrease in cash provided by operating activities reflects the decrease in our net income and non-cash adjustment for deferred taxes decrease compared to the six months ended June 30, 2019 of $658.2 million, partly offset by increases in non-cash adjustments primarily attributable to the goodwill and intangible asset charges of $623.4 million during the first six months of 2020, as well as a decrease in the use of working capital of $25.3 million.  Net income plus non-cash items provided operating cash flows of $37.9 million and $75.2 million for the six months ended June 30, 2020 and 2019, respectively. Cash (used in) provided by operating activities reflects the use of $60.5 million and $35.2 million for working capital in the six months ended June 30, 2020 and 2019, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the six months ended June 30, 2020 increased $1.4 million to $2.3 million from $0.9 million in the comparable period in the prior year.

Financing Activities

Financing activities primarily consist of cash dividend payments, proceeds from the issuance of common stock associated with stock option exercises and borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash provided by financing activities for the six months ended June 30, 2020 was $233.9 million.  The main source of cash from financing was proceeds of $252.6 million, net of $10.9 million in paid transaction costs, from the sale of Preferred Stock to Onex in the Initial Private Placement.  For further discussion of this transaction, refer to Note 9, Shareholders’ Equity, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Emerald X, Inc. had zero and $10.0 million in borrowings outstanding under the Revolving Credit Facility as of June 30, 2020 and December 31, 2019, respectively. During the six months ended June 30, 2020, Emerald X, Inc. had a total of $10.0 million in net repayments under the Revolving Credit Facility, $5.4 million in quarterly dividend payments, $1.4 million in scheduled quarterly principal payments on the Amended and Restated Term Loan Facility, and a $0.5 million deferred payment for the acquisition of a business.

Free Cash Flow

Free Cash Flow for the six months ended June 30, 2020 decreased $64.0 million, to outflow of $24.9 million from inflow of $39.1 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019.”

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

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant. In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 crisis on the travel and events industry, the Company’s forecasted results and its market value, we deemed it necessary to perform an interim goodwill and indefinite-lived intangible asset impairment assessment as of March 31, 2020.  In connection with the March 31, 2020 goodwill and indefinite-lived intangible asset impairment assessment, we recognized a non-cash goodwill impairment charge of $564.0 million and a non-cash indefinite-lived intangible asset impairment charge of $46.2 million. No goodwill impairment charges was recorded during the three months ended June 30, 2020.

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2020, as a result of the impact of the COVID-19 pandemic on certain of the Company’s brands, management became aware of circumstances indicating that the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluates recoverability of long-lived assets to be held and used by comparing the carrying amount of an asset to the future expected net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the Company’s long-lived assets were impaired and were required to be fair valued and compared to the carrying value. As a result, the Company recognized a non-cash long-lived asset impairment charge of $13.2 million during the six months ended June 30, 2020. No long-lived asset impairment charges was recorded during the three months ended June 30, 2020. Refer to Note 6, Goodwill and Intangible Assets in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended June 30, 2020. However, in light of the pandemic, there is a greater degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Long-term Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of June 30, 2020, we had $528.1 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of June 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2020.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

On June 26, 2020, a putative class action complaint was filed in the Court of Chancery of the State of Delaware against the Company and its directors under the caption Steamfitters Local 449 Pension Plan v. Gilis et al., C.A. No. 2020-0522-JRS. The complaint alleged that the disclosures made in Emerald’s Form S-3 Registration Statement filed with the SEC on June 19, 2020 regarding the contemplated rights offering described therein omitted certain material information. The action was seeking, among other forms of relief, an injunction against the rights offering. The plaintiff also filed a motion for expedited proceedings. On July 2, 2020, the plaintiff filed a notice, voluntarily dismissing the action as moot and on July 17, 2020, the court entered an order of dismissal with prejudice dismissing the lawsuit.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on February 14, 2020, and our Quarterly Report on Form 10-Q for the period ended March 31, 2020, both of which are accessible on the SEC’s website at www.sec.gov, include detailed discussions of our risk factors.  The following risk factors, which supplement the risk factors previously disclosed, should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2020.

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

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Revenue and Collection of Insurance Proceeds: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from our live events, which depend on our ability to hold such events and the willingness of exhibitors and attendees to attend such events. While we are generally insured against losses incurred through December 31, 2021 resulting from the unavoidable cancellation, postponement, relocation and enforced reduced attendance at our events due to certain covered circumstances, including the outbreak of communicable disease, and have begun to file claims for our insured losses due to COVID-19, we cannot guarantee success with respect to any particular claim, nor can we predict the timing of payment of insurance proceeds, if any. There is no guarantee or assurance as to the amount or timing of any additional recoveries from Emerald’s event cancellation insurance policy in excess of the amounts recovered to date.  In addition, the anticipated level of claim activity as a result of COVID-19 may make it difficult for Emerald to renew or replace its event cancellation insurance for future periods on similar terms, if at all. The impact of COVID-19 could also cause a long-term reduction in the willingness of exhibitors and attendees to travel to our events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. COVID-19 has also negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our other marketing services revenue, as our customers adjust marketing and advertising spending due to the economic impact of the pandemic. The economic impact of COVID-19 also makes it more likely that our customers may default on their existing payment obligations to us, and may impact our ability to collect on certain accounts receivable in the event that such customers seek to declare bankruptcy.

Risks Related to Operations: In response to COVID-19, most of our employees continue to work remotely and many of our key vendors have similarly continued to work remotely.  As a result of such remote work arrangements, we anticipate that certain operational, reporting, accounting and other processes may slow, which may result in longer time to execute critical business functions. COVID-19 could negatively affect our internal controls over financial reporting as we have placed many of our team members on furlough and our remaining team members are required to work from home and, therefore, new processes, procedures and controls could be required to respond to changes in our business environment. Further, should any key team members become ill from COVID-19 and unable to work, the attention of our management team could be diverted. In addition, because of our decision to cancel or postpone a significant portion of our event calendar for the remaining year, we have taken steps to furlough a number of our event operations and registration personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact our ability to attract and retain qualified personnel, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 pandemic subsides, including because they find new jobs during the furlough, we may experience operational challenges that impact successful event execution, and could limit our ability to grow and launch new events.

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

Our stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly in recent months as a result of a variety of factors, some of which are beyond our control. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline further as a result. This volatility may prevent you from being able to sell your common stock at or above the price you paid for your common stock. Additionally, further decline in our stock price could require further goodwill writedowns.

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

Because Onex controls the majority of our equity securities, it may control all major corporate decisions and its interests may conflict with the interests of other holders of our equity securities.

As of June 30, 2020, Onex owned 47,058,332 shares of our common stock, representing 65.9% of our outstanding common stock. In addition, as of June 30, 2020, Onex owned 47,058,332 shares of our Series A Preferred Stock, representing 74,822,747 shares of our common stock on an as-converted basis. After the closing of the Onex Backstop pursuant to the Investment Agreement, Onex’s pro forma beneficial ownership of our common stock, on an as-converted basis, will be approximately 85.3%. The closing of the Onex Backstop is expected to occur on or prior to August 20, 2020.

The holders of our Series A Preferred Stock have the right to approve certain matters, including (i) amendments to our organizational documents in a manner adverse to the Series A Preferred Stock, (ii) the creation or issuance of senior or parity equity securities or (iii) the issuance of any convertible indebtedness, other class of preferred stock or other equity securities in each case with rights to payments or distributions in which the Series A Preferred Stock would not participate on a pro-rata, as-converted basis.  In addition, for so long as the Series A Preferred Stock represents more than 30% of the outstanding common stock on an as-converted basis, without the approval of a majority of the directors elected by the holders of the Series A Preferred Stock, we may not (i) incur new indebtedness to the extent certain financial metrics are not satisfied, (ii) redeem or repurchase any equity securities junior to the Series A Preferred Stock, (iii) enter into any agreement for the acquisition or disposition of assets or businesses involving a purchase price in excess of $100 million, (iv) hire or terminate the chief executive officer of the Company or (v) make a voluntary filing for bankruptcy or commence a dissolution of the Company. Holders of our Series A Preferred Stock also have the right, for so long as the outstanding Series A Preferred Stock represents specified percentages of our outstanding common stock on an as-converted basis, to elect up to five members of our Board of Directors.

Accordingly, for so long as Onex continues to hold the majority of our equity securities, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken that conflict with the interests of our other stockholders. This concentration of ownership could have the effect of deterring or preventing a change in control transaction that might otherwise be beneficial to our stockholders. In addition, Onex may in the future own businesses that directly compete with ours.

Future issuances of common stock may cause dilution to our existing shareholders and adversely affect the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of our common stock in the market, or the sale of securities convertible into a large number of our common stock. The perception that these sales could occur may also depress the market price of our common stock. Following the closing of the Onex Backstop, we will have outstanding 71,446,346 shares of Series A Preferred Stock with an initial aggregate liquidation preference of approximately $400 million. Each share of Series A Preferred Stock will initially be convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share, subject to adjustment upon the occurrence of certain events (the “conversion price”). Each share of Series A Preferred Stock will accumulate an accreting return at a rate per annum equal to 7% on the accreted liquidation preference, compounding quarterly, and paid in-kind by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at our option, paid either in cash or in-kind by adding to the accreted liquidation preference. The aggregate accreting return will increase the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock, which may result in a further decrease in the market value of our common stock. In addition, the terms of the Series A Preferred Stock provide that the conversion price may be reduced, which would result in the shares of Series A Preferred Stock being convertible into additional common stock upon certain events, including distributions on our common stock or issuances of additional common stock or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of common stock upon conversion of the Series A Preferred Stock would result in immediate dilution to existing holders of our common stock, which dilution could be substantial. In addition, the market price of our common stock may be adversely affected by such factors as whether the market price is near or above the conversion price, which could make conversion of the shares of Series A Preferred Stock more likely.

Further, the Series A Preferred Stock ranks senior to our common stock, which could affect the value of the common stock on liquidation or on a change in control transaction. Additionally, any convertible or exchangeable securities that we issue in  the future may have rights, preferences and privileges more favorable than those of our common stock, and may result in dilution to owners of our common stock. Because our decision to issue additional debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future issuances of our common stock on the market price of our common stock.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Share Repurchase Program

In July 2019, our Board authorized and approved a $30.0 million share repurchase program. Share repurchases may be made from time to time through and including July 31, 2020, subject to early termination or extension by the Board, through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise.

On March 20, 2020, due to the negative impact of COVID-19 on the Company’s business, the Board determined to temporarily suspend share repurchases under the Company’s July 2019 Share Repurchase Program. Accordingly, there were no purchases of common stock during the second quarter ended June 30, 2020.

Series A Preferred Stock

On June 29, 2020 (the “First Closing Date”), the Company completed the previously announced issuance and sale of 47,058,332 shares (the “First Closing Shares”) of its 7% Series A Convertible Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) to OPV Gem Aggregator LP, a Delaware limited partnership (in its capacity as assignee of Onex Partners V LP) (OPV Gem Aggregator LP and Onex Partners V LP, together with certain investment funds managed by an affiliate of Onex Corporation that are currently holders of the Company’s outstanding common stock, collectively “Onex”).

The issuance and sale of the First Closing Shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). OPV Gem Aggregator LP has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Series A Preferred Stock was acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the certificates evidencing shares of Series A Preferred Stock or shares of Common Stock issued in connection with any future conversion of the Series A Preferred Stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1

Certificate of Designations for Series A Convertible Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2020.

4.2

Registration Rights Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and OPV Gem Aggregator LP (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2020.

10.1

Investment Agreement, dated June 10, 2020, by and among Emerald Holding, Inc. and Onex (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2020).

10.2

Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners III LP, Onex Partners III GP LP, Onex US Principals LP, Onex Partners III PV LP, Onex Expo SARL, Onex Partners III Select LP and Onex Advisor Subco III LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2020).

10.3

Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners V LP and OPV Gem Aggregator LP (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2020).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: August 5, 2020	By:	/s/ David Doft
David Doft
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)