Form 10-Q
period 2020-09-30
Emerald Holding, Inc.
filed 2020-11-03
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 30, 2020, there were 71,440,680 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

•	disruptions in global or local travel conditions and quarantines due to COVID-19, other communicable diseases and terrorist actions;
•	the extent of the impact of COVID-19 on overall demand for face-to-face events and related risks associated with event cancellations or postponements;
•

our ability to recover proceeds under our current event cancellation insurance policy and the timing of any such insurance recoveries, as well as our ability to obtain similar event cancellation insurance in the future;

•	the potential impairment of intangible assets, including goodwill, on our balance sheet;
•	general economic conditions;
•	our ability to secure desirable dates and locations for our trade shows;
•	ability to assess and respond to changing market trends, including digital and virtual show offerings;
•	the failure to attract high-quality exhibitors and attendees;
•	the failure to fully realize the expected results and/or operating efficiencies from our strategic initiatives;
•	competition from existing operators or new competitors;
•	our top five trade shows generate a significant portion of our revenues;
•	the effect of shifts in marketing and advertising budgets to online initiatives;
•	our ability to retain our senior management team and our reliance on key full-time employees;
•	risks associated with our acquisition strategy and our ability to execute this strategy to accelerate growth;
•	our ability to use digital media and print publications to stay in close contact with our event audiences;
•	our and our exhibitors’ reliance on a limited number of outside contractors;
•	changes in legislation, regulation and government policy;
•	changes in U.S. tariff and import/export regulations;
•	our relationships with industry associations;
•	risks and costs associated with new trade show launches;

•	that we do not own certain of the trade shows that we operate;
•	the infringement or invalidation of proprietary rights;
•	disruption of our information technology systems;
•	the failure to maintain the integrity or confidentiality of employee or customer data;
•	risks associated with event cancellations or interruptions; our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2020	December 31, 2019
Assets
Current assets
Cash and cash equivalents	$326.7	$9.6
Trade and other receivables, net of allowances of $0.6 million and $0.7 million as of September 30, 2020 and December 31, 2019, respectively	40.4	60.1
Insurance receivables	9.5	—
Prepaid expenses	11.5	24.0
Total current assets	388.1	93.7
Noncurrent assets
Property and equipment, net	4.1	4.2
Intangible assets, net	280.5	373.8
Goodwill	416.3	980.3
Right-of-use lease assets	16.8	18.3
Other noncurrent assets	1.5	1.4
Total assets	$1,107.3	$1,471.7
Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$21.4	$22.2
Cancelled event liabilities	24.9	—
Deferred revenues	64.7	187.3
Revolving credit facility	—	10.0
Right-of-use lease liabilities, current portion	4.3	4.1
Term loan, current portion	5.7	5.7
Total current liabilities	121.0	229.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	516.4	519.7
Deferred tax liabilities, net	2.4	60.0
Right-of-use lease liabilities, noncurrent portion	14.2	15.7
Other noncurrent liabilities	6.2	6.8
Total liabilities	660.2	831.5
Commitments and contingencies (Note 13)
Shareholders’ equity
7% Series A Convertible Participating Preferred stock, $0.01 par value; 80,000 authorized at September 30, 2020 and December 31, 2019; 71,446 issued and outstanding at September 30, 2020 and no shares issued or outstanding at December 31, 2019	0.7	—
Common stock, $0.01 par value; authorized shares: 800,000 at September 30, 2020 and December 31, 2019; issued and outstanding shares: 71,500 and 71,851 at September 30, 2020 and December 31, 2019, respectively	0.7	0.7
Additional paid-in capital	1,082.9	701.1
Accumulated deficit	(637.2)	(61.6)
Total shareholders’ equity	447.1	640.2
Total liabilities and shareholders’ equity	$1,107.3	$1,471.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in millions, share data in thousands except earnings per share)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	$8.5	$75.6	$115.2	$316.0
Other income	16.1	6.1	64.3	6.1
Cost of revenues	4.3	24.6	47.1	102.8
Selling, general and administrative expense	25.6	33.7	88.8	101.9
Depreciation and amortization expense	12.2	12.9	37.2	39.3
Goodwill impairment charges	—	9.3	564.0	9.3
Intangible asset impairment charges	—	17.0	59.4	17.0
Operating (loss) income	(17.5)	(15.8)	(617.0)	51.8
Interest expense	4.2	7.5	16.5	23.3
(Loss) income before income taxes	(21.7)	(23.3)	(633.5)	28.5
(Benefit from) provision for income taxes	(6.4)	(3.6)	(58.0)	10.3
Net (loss) income and comprehensive income (loss)	(15.3)	(19.7)	(575.5)	18.2
Accretion on 7% Series A Convertible Participating Preferred Stock	(7.0)	—	(7.1)	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common shareholders	$(22.3)	$(19.7)	$(582.6)	$18.2
Basic (loss) earnings per share	$(0.31)	$(0.27)	$(8.16)	$0.25
Diluted (loss) earnings per share	$(0.31)	$(0.27)	$(8.16)	$0.25
Basic weighted average common shares outstanding	71,484	71,796	71,437	71,843
Diluted weighted average common shares outstanding	71,484	71,796	71,437	72,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)

	Three Months Ended September 30, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at June 30, 2020	47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8
Stock-based compensation	—	—	27	—	1.5	—	1.5
Issuance of common stock under equity plans	—	—	20	—	—	—	—
Issuance of 7% Series A Convertible Participating Preferred stock	24,388	0.2	—	—	130.9	—	131.1
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at September 30, 2020	71,446	$0.7	71,500	$0.7	$1,082.9	$(637.2)	$447.1

	Nine Months Ended September 30, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	116	—	4.7	—	4.7
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	47	—	0.1	—	0.1
Issuance of 7% Series A Convertible Participating Preferred stock	71,446	0.7	—	—	382.4	—	383.1
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(575.5)	(575.5)
Balances at September 30, 2020	71,446	$0.7	71,500	$0.7	$1,082.9	$(637.2)	$447.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)—Continued

	Three Months Ended September 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at June 30, 2019	—	$—	71,944	$0.7	$696.7	$44.6	$742.0
Stock-based compensation	—	—	38	—	1.7	—	1.7
Dividends on common stock	—	—	—	—	—	(5.4)	(5.4)
Issuance of common stock under equity plans	—	—	8	—	0.1	—	0.1
Repurchase of common stock			(405)	—	(0.1)	(3.7)	(3.8)
Net loss and comprehensive loss	—	—	—	—	—	(19.7)	(19.7)
Balances at September 30, 2019	—	$—	71,585	$0.7	$698.4	$15.8	$714.9

	Nine Months Ended September 30, 2019
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	76	—	5.9	—	5.9
Dividends on common stock	—	—	—	—	—	(16.0)	(16.0)
Issuance of common stock under equity plans	—	—	366	—	2.9	—	2.9
Repurchase of common stock	—	—	(448)	—	(0.1)	(4.3)	(4.4)
Net income and comprehensive income	—	—	—	—	—	18.2	18.2
Balances at September 30, 2019	—	$—	71,585	$0.7	$698.4	$15.8	$714.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating activities
Net (loss) income	$(575.5)	$18.2
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	4.2	6.1
Provision for credit losses	0.2	—
Provision for doubtful accounts	—	0.5
Depreciation and amortization	37.2	39.3
Goodwill impairments	564.0	9.3
Intangible asset impairments	59.4	17.0
Non-cash operating lease expense	2.4	2.3
Amortization of deferred financing fees and debt discount	1.1	1.0
Remeasurement of contingent consideration	0.6	—
Deferred income taxes	(57.7)	(0.1)
Changes in operating assets and liabilities:
Trade and other receivables	19.5	(8.0)
Insurance receivables	(9.5)	(6.1)
Prepaid expenses	14.0	7.1
Other noncurrent assets	(0.3)	0.1
Accounts payable and other current liabilities	(0.1)	3.5
Cancelled event liabilities	24.9	6.9
Income tax payable	(1.5)	0.5
Deferred revenues	(122.7)	(43.4)
Operating lease liabilities	(2.3)	(2.3)
Other noncurrent liabilities	(0.6)	(0.3)
Net cash (used in) provided by operating activities	(42.7)	51.6
Investing activities
Purchases of property and equipment	(0.9)	(0.9)
Purchases of intangible assets	(2.2)	(0.9)
Net cash used in investing activities	(3.1)	(1.8)
Financing activities
Payment of deferred consideration for acquisition of businesses	(0.5)	(1.0)
Proceeds from borrowings on revolving credit facility	95.0	6.0
Repayment of revolving credit facility	(105.0)	(40.0)
Repayment of principal on term loan	(4.2)	(4.2)
Cash dividends paid	(5.4)	(16.0)
Repurchase of common stock	(0.1)	(4.4)
Proceeds from issuance of preferred stock	400.1	—
Payment of preferred stock offering costs	(17.2)	—
Proceeds from issuance of common stock under equity plans	0.2	2.9
Net cash provided by (used in) financing activities	362.9	(56.7)
Net increase (decrease) in cash and cash equivalents	317.1	(6.9)
Cash and cash equivalents
Beginning of period	9.6	20.5
End of period	$326.7	$13.6
Supplemental schedule of non-cash financing activities
Preferred stock offering costs	$0.2	$-

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

The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Liquidity Position and Management’s Plans

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a U.S. GAAP basis for the year ended December 31, 2020 is expected. During the nine months ended September 30, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of “Series A Convertible Participating Preferred Stock” for a purchase price of $5.60 per share (the “Series A Price per Share”), for which the Company received aggregate proceeds of $252.0 million, net of fees and expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, the Company announced a rights offering (the “Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share, with any rights not subscribed for by common stockholders backstopped by Onex.  The Rights Offering commenced and expired in July. The Company issued 1,727,427 shares of Preferred Stock and received net proceeds of $9.7 million from this Rights Offering;

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

•

In conjunction with the Rights Offering, Onex agreed to purchase from the Company all shares of Series A Preferred Stock not subscribed for in the Rights Offering by other common stockholders (the “Onex Backstop”).  The Onex Backstop closed in August 2020, and the Company issued and sold 22,660,587 shares of Preferred Stock to Onex and received $121.3 million, net of fees and estimated expenses of $5.6 million.

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Reducing the Company’s headcount by approximately 18% through a combination of staff reductions, eliminating open positions and furloughs; and,
•	Suspending the regular quarterly cash dividend.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. During the three and nine months ended September 30, 2020, the Company recorded Other income of $16.1 million and $64.3 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management. Of the $64.3 million in Other income, $15.0 million was received during the second quarter, $39.8 million was received in the third quarter and $9.5 million was received in October 2020. These proceeds represent an interim payment in respect of the $137.1 million in event cancellation insurance claims filed in relation to events cancelled during the nine months ended September 30, 2020. These outstanding claims are subject to review and adjustment.  There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

As of September 30, 2020, the Company had $526.6 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of September 30, 2020, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and adding further guidance to simplify the accounting for income taxes. The standard removes certain exceptions related to intra-period tax allocations, the methodology for calculating income taxes in interim periods and the recognition of deferred taxes for investments. The standard also clarifies and amends existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

3.	Revenues

Impact of COVID-19

The COVID-19 pandemic has had, and will continue to have, a severe and unprecedented impact on the world. Measures to prevent its spread, including government-imposed restrictions on large gatherings, indefinite closures of event venues, “shelter in place” health orders and travel restrictions have had a significant effect on the production of the Company’s trade shows and other events. Due to the measures governments and private organizations implemented in order to stem the spread of COVID-19, the Company cancelled all trade shows and other events which had been scheduled to stage in the second half of March 2020 through September 30, 2020, as well as through October 31, 2020, and all but one trade show scheduled to stage in November 2020.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Trade show revenues represented approximately zero and 68% of total revenues for the three and nine months ended September 30, 2020, respectively. Trade show revenues represented approximately 84% and 83% of total revenues for the three and nine months ended September 30, 2019, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show. Current deferred revenues were $64.7 million and $149.0 million as of September 30, 2020 and 2019, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of September 30, 2020 and 2019 were $0.7 million and $0.2 million, respectively, and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $65.4 million and $149.2 million, as of September 30, 2020 and 2019, respectively. During the three and nine months ended September 30, 2020, the Company recognized revenues of $2.3 million and $86.5 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. During the three and nine months ended September 30, 2019, the Company recognized revenues of $71.4 million and $276.6 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

As a result of the measures to prevent the spread of COVID-19, the Company has experienced an unprecedented low level of booth space sales, registration fees and sponsorship fees and the associated cash received for future trade shows. In addition, the Company cancelled all trade shows and other events which had been scheduled to stage in the second half of March 2020 through September 30, 2020, as well as through October 31, 2020, and all but one trade show scheduled to stage in November 2020, which led to a significant decrease in deferred revenues.  The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the condensed consolidated balance sheets as the net amount represents balances which are expected to be refunded to customers. As of September 30, 2020, cancelled event liabilities of $24.9 million represents $45.4 million of deferred revenues for cancelled trade shows offset by $20.5 million of related accounts receivable reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Three Months Ended September 30, 2020	(in millions)
Trade shows	$—	$—	$—	$—
Other events	0.5	1.5	0.1	2.1
Other marketing services	1.2	3.5	1.7	6.4
Total revenues	$1.7	$5.0	$1.8	$8.5

Three Months Ended September 30, 2019
Trade shows	$49.0	$13.7	$0.9	$63.6
Other events	0.3	1.6	2.7	4.6
Other marketing services	1.5	5.3	0.6	7.4
Total revenues	$50.8	$20.6	$4.2	$75.6

Nine Months Ended September 30, 2020
Trade shows	$47.9	$28.5	$2.3	$78.7
Other events	0.5	5.9	9.9	16.3
Other marketing services	4.3	11.3	4.6	20.2
Total revenues	$52.7	$45.7	$16.8	$115.2

Nine Months Ended September 30, 2019
Trade shows	$173.2	$84.8	$4.0	$262.0
Other events	0.3	9.3	22.5	32.1
Other marketing services	5.2	15.1	1.6	21.9
Total revenues	$178.7	$109.2	$28.1	$316.0

Emerald Holding, Inc.

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

Accounts Receivable

The Company performs ongoing credit evaluations of its customers and assesses each customer’s credit worthiness. The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and nine months ended September 30, 2020, were not material.
4.	Business Acquisitions

On November 1, 2019, the Company acquired the assets and assumed the liabilities of G3 Communications for a total purchase price of $15.7 million during 2019 (the “2019 Acquisition”). The transaction qualified as an acquisition of a business and was accounted for as a business combination. The Company has not completed any acquisitions during the period ended September 30, 2020.

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30 2020	December 31, 2019
Furniture, equipment and other	$6.4	$5.8
Leasehold improvements	3.1	3.0
	9.5	8.8
Less: Accumulated depreciation	(5.4)	(4.6)
Property and equipment, net	$4.1	$4.2

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2020 was $0.4 million and $1.0 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended September 30, 2019 was $0.2 million and $0.8 million, respectively. Losses on disposal were not material for the three and nine months ended September 30, 2020 and 2019.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2019	$112.7	$390.4	$105.6	$10.6	$1.3	$620.6
Accumulated amortization	—	(231.9)	(6.9)	(8.0)	—	(246.8)
Net carrying amount at December 31, 2019	$112.7	$158.5	$98.7	$2.6	$1.3	$373.8

Gross carrying amount at September 30, 2020	$66.5	$373.3	$102.1	$11.3	$2.7	$555.9
Accumulated amortization	—	$(255.2)	$(11.0)	$(9.2)	—	(275.4)
Net carrying amount at September 30, 2020	$66.5	$118.1	$91.1	$2.1	$2.7	$280.5

Amortization expense for the three and nine months ended September 30, 2020 was $11.8 million and $36.2 million, respectively. Amortization expense for the three and nine months ended September 30, 2019 was $12.7 million and $38.5 million, respectively

Estimated future amortization expense as of September 30, 2020:

(in millions)	September 30, 2020
2020 (Remaining 3 months)	$11.7
2021	45.4
2022	43.2
2023	30.3
2024	10.5
Thereafter	70.2
$211.3

Impairment of Indefinite-Lived Intangible Assets

During the first quarter of 2020, as a result of the COVID-19 pandemic, and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020.  In addition, management believes that the COVID-19 outbreak will have a material negative impact on the Company’s financial results once the outbreak is contained.  As such, in the first quarter of 2020, management revised its forecast for the future performance of several trade show brands. Management determined these circumstances to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups exceeded their fair value. The Company performed a quantitative analysis using “a relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded certain of the indefinite-lived trade names had a fair value below the carrying values as of March 31, 2020. As a result, the Company recognized an impairment charge of $46.2 million during the nine months ended September 30, 2020. The decline in fair value in certain indefinite-lived intangible assets compared to the carrying value is the result of changes in forecasted revenues and expenses.  The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of income (loss) and comprehensive income (loss).  There were no indefinite-lived intangible asset impairment charges recognized during the three months ended September 30, 2020. There were $4.9 million of indefinite-lived intangible asset impairment charges recognized during the three and nine months ended September 30, 2019.

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

Indefinite-lived intangible asset impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $24.1 million and $17.0 million, respectively, during the nine months ended September 30, 2020.

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

During the first quarter of 2020, as a result of the COVID-19 pandemic and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the end of July 2020.  In addition, management believes that the COVID-19 outbreak will have a material negative impact on the Company’s financial results once the outbreak is contained.  These factors, including management’s revised forecast for the future performance of brands, indicated the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test/income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge. As a result, the Company recognized an impairment charge of $13.2 million during the nine months ended September 30, 2020. The long-lived assets impaired during the nine months ended September 30, 2020 had a remaining fair value of $4.2 million as of March 31, 2020. Long-lived asset impairments in the Commerce reportable segment and Design and Technology reportable segment were $6.7 million and $5.7 million, respectively, during the nine months ended September 30, 2020. There were no long-lived asset impairment charges recognized during the three months ended September 30, 2020. There were $12.1 million of long-lived asset impairment charges recognized during the three and nine months ended September 30, 2019.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As discussed above, goodwill is assessed for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired.  As a result of the significant on-going impact of COVID-19 on the Company’s ability to stage live events, during the third quarter of 2020, management performed a qualitative review of facts and circumstances to determine whether it was more likely than not that the Company’s goodwill was impaired, and if, as a result, a quantitative impairment assessment was required to be performed as of September 30, 2020.  Management’s review included identifying and weighting the significant factors that have impacted the Company’s operations in recent months, both positively and negatively, and comparing them to the facts, circumstances and assumptions that were applied in the impairment assessment that was performed in the first quarter of 2020, which are described above.  As a result of that review, management determined that it was more likely than not that Emerald’s goodwill was not impaired and, therefore, no quantitative assessment for impairment was required as of September 30, 2020.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s goodwill, indefinite-lived intangible assets and long-lived assets other than goodwill are not impaired.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2019	$598.4	$337.3	$44.6	$980.3
Impairment charges	(340.6)	(198.5)	(24.9)	(564.0)
Balance at September 30, 2020	$257.8	$138.8	$19.7	$416.3

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of all the Company’s reporting units exceeded their fair values.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the nine months ended September 30, 2020. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a weighted average cost of capital (discount rate) ranging from 12.9% to 14.5%. The Company’s goodwill impairment analysis is performed, and related impairment charges recorded, after the impairment analysis and recognition of impairment charges for long-lived assets other than goodwill and indefinite-lived intangible assets. There were $9.3 million of goodwill impairment charges recognized during the three months ended September 30, 2019.

Goodwill impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $340.6 million and $198.5 million, respectively, during the nine months ended September 30, 2020.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company also considers the amount of headroom for a reporting unit when considering whether a risk of impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. Based on the results of the interim impairment test performed as of March 31, 2020, the carrying value of the Company’s reporting units exceeded their fair values by $564.0 million. The carrying value of goodwill for all reporting units had no headroom as of March 31, 2020.  Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a further decline occurs in the market price of the Company’s common stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $416.3 million as of September 30, 2020.

7.	Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2020	December 31, 2019
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.25% (equal to 2.66%) as of September 30, 2020 and Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.55%) December 31, 2019, respectively) and due 2024, net(a)	$522.1	$525.4
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$516.4	$519.7

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of September 30, 2020 was recorded net of unamortized discount of $2.1 million and net of unamortized deferred financing fees of $2.5 million.  The Amended and Restated Term Loan Facility as of December 31, 2019 was recorded net of unamortized discount of $2.5 million and net of unamortized deferred financing fees of $3.0 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $468.7 million as of September 30, 2020.

Revolving Credit Facility

On February 14, 2020, Emerald Events Holding, Inc., the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc (“Emerald X”).  Emerald X had zero and $10.0 million in borrowings outstanding under its Revolving Credit Facility as of September 30, 2020 and December 31, 2019, respectively. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of September 30, 2020 and December 31, 2019. For the period ended August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%.  As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through September 30, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Senior secured term loan	$3.6	$6.8	$14.0	$21.0
Non-cash interest for amortization of debt discount and debt issuance costs	0.4	0.4	1.1	1.0
Revolving credit facility interest and commitment fees	0.2	0.3	1.4	1.3
Total interest expense	$4.2	$7.5	$16.5	$23.3

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of September 30, 2020, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.	Fair Value Measurements and Financial Risk

As of September 30, 2020, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$6.7	$6.7	$—	$—
Money market mutual funds(a)	320.0	320.0	—	—
Total assets at fair value	$326.7	$326.7	$—	$—

Liabilities
Market-based share awards liability(b)	$0.6	$—	$—	$0.6
Contingent consideration(b)	3.7	—	—	3.7
Total liabilities at fair value	$4.3	$—	$—	$4.3

(a)

The fair values of the Company’s money market mutual funds are based on the closing price of these assets as of the reporting date. The Company’s money market mutual funds are quoted in an active market and classified as Level 1 assets.

(b)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2019, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash	$9.6	$9.6	$—	$—
Total assets at fair value	$9.6	$9.6	$—	$—

Liabilities
Market-based share awards liability(a)	$0.6	$—	$—	$0.6
Contingent consideration(a)	4.3	—	—	4.3
Total liabilities at fair value	$4.9	$—	$—	$4.9

(a)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

The market-based share awards liability of $0.6 million as of September 30, 2020 entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not. The stock-based compensation expense is included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Refer to Footnote 10, Stock-Based Compensation, under the heading Market-based Share Awards for significant unobservable inputs for the market-based share award liability.

The market-based share awards liability of $0.6 million as of December 31, 2019 entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period.

The contingent consideration liability of $3.7 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively, is expected to be settled in 2022. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding a multiple of the estimated EBITDA for the 2019 Acquisition. The fair value of $3.7 million as of September 30, 2020 was determined using a Monte Carlo simulation using a volatility rate of 45% and a discount rate of 11%. The fair value of $4.3 million as of December 31, 2019 was determined using a Monte Carlo simulation using a volatility rate of 30% and a discount rate of 10%. The liability is re-measured to fair value each reporting period using the Company’s most recent internal operational budget. The determination of the fair value of the contingent consideration liability could change in future periods based upon the Company’s ongoing evaluation of the changes in the probability of achieving the revenue or earnings targets that quantify the estimated EBITDA component. During the three and nine months ended September 30, 2020 there were remeasurement adjustments of $0.2 million and $0.7 million, respectively, recorded in the selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. There were no payments of contingent consideration during the three and nine months ended September 30, 2020.  There were no remeasurement adjustments or payments of contingent consideration during the three and nine months ended September 30, 2019.

Financial Risk

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amount of assets and liabilities.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Shareholders’ Equity

Series A Convertible Participating Preferred Stock

On June 10, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of “Series A Convertible Participating Preferred Stock” (the “Preferred Stock”) for a purchase price of $5.60 per share (the “Series A Price”) and (ii) effect a rights offering (the “Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share. Onex agreed to purchase (the “Onex Backstop”) any and all Preferred Shares not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share.  On June 29, 2020 (the “First Closing Date”), Emerald received proceeds of $252.0 million, net of fees and expenses of $11.6 million, from the sale of Preferred Stock to Onex in the Initial Private Placement.  Emerald used $50.0 of the net proceeds from the sale of Preferred Stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period ended on July 22, 2020. On July 24, 2020, the Company issued a further 1,727,427 shares of Preferred Stock pursuant to the Rights Offering and received net proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of Preferred Stock were sold to Onex in exchange for approximately $121.3 million, net of fees and estimated expenses of $5.6 million.

Shares of the Preferred Stock may be converted at the option of the holder into a number of shares of common stock equal to the (a) the amount of the accreted liquidation preference, divided by (b) the applicable conversion price. Each share of Preferred Stock has an initial liquidation preference of $5.60, and will initially be convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share. The conversion price is subject to customary anti-dilution adjustments upon the occurrence of certain events, including downward adjustment in the event the Company issues securities, subject to exceptions, at a price that is lower than the fair market value of such securities. Each share of Series A Preferred Stock will accumulate an accreting return at a rate per annum equal to 7% on the accreted liquidation preference, compounding quarterly, and paid in-kind by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or in-kind by adding to the accreted liquidation preference. During the three and nine months ended September 30, 2020, the Company recorded accretion of $5.9 million and $6.0 million, respectively, with respect to the Preferred Stock, bringing the aggregate liquidation preference to $406.1 million as of September 30, 2020.  The accretion is reflected in the calculation of net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common shareholders.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As part of the transactions contemplated by the Investment Agreement, the Company and Onex entered into a Registration Rights Agreement whereby Onex is entitled to certain demand and piggyback registration rights in respect of the Preferred Stock and the shares of common stock issuable upon conversion thereof.

Dividends

Dividend activity for the first, second and third quarters of 2020 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020	Three Months Ended September 30, 2020
Dividend declared on	February 7, 2020	—	—
Shareholders of record on	February 21, 2020	—	—
Dividend paid on	March 06, 2020	—	—
Dividend per share	$0.0750	$—	$—
Cash dividend paid	$5.4	$—	$—

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On March 20, 2020, due to the negative impact of COVID-19 on the Company’s business, the Company’s Board of Directors (the “Board”) suspended the Company’s regular quarterly cash dividend on its common stock for periods beginning with the second quarter of 2020.

Share Repurchases

July 2019 Share Repurchase Program (“July 2019 Share Repurchase Program”)

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program. The July 2019 Share Repurchase program was terminated on July 31, 2020. The Company settled the repurchase of no shares and 14,988 shares for zero and $0.1 million during the three and nine months ended September 30, 2020, respectively. The Company settled the repurchase of 405,154 shares for $3.8 million during the three and nine months ended September 30, 2019.

November 2018 Share Repurchase Program (“November 2018 Share Repurchase Program”)

In November 2018, the Company’s Board authorized a $20.0 million share repurchase program. Pursuant to the November 2018 Share Repurchase Program, the Company did not settle the repurchase of any shares during the three and nine months ended September 30, 2020, and settled the repurchase of no shares and 43,437 shares for zero and $0.6 million during the three and nine months ended September 30, 2019, respectively. There were no remaining amounts available for share repurchases as of September 30, 2020 in connection with this plan.

10.	Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.7 million for the three and nine months ended September 30, 2019, respectively.

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

The ESPP expense recognized by the Company was not material for the three and nine months ended September 30, 2020 and 2019. The Company’s initial ESPP offering period began in February 2019 and ended in August 2019. The Company issued 8,426 shares to employees in August 2019 at the end of the initial ESPP offering period. The Company issued 8,212 shares to employees in February 2020 at the end of the second ESPP offering period. The

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company issued 19,406 shares to employees in August 2020 at the end of the third ESPP offering period. The next ESPP offering period began in August 2020 and will end in February 2021.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.2 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $0.8 million and $2.7 million for the three and nine months ended September 30, 2019, respectively.

Stock option activity for the nine months ended September 30, 2020, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2019	7,151	$12.74	4.4	$5.8
Granted	—	—
Exercised	(9)	8.00
Forfeited	(2,736)	11.62
Outstanding at September 30, 2020	4,406	$13.45	4.5	$—
Exercisable at September 30, 2020	3,380	$12.66	3.4	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on September 30, 2020, for those options for which the market price was in excess of the exercise price.

There was a total of $1.4 million unrecognized stock-based compensation expense at September 30, 2020 related to unvested stock options expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2020 was $1.3 million and $3.5 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2019 was $1.1 million and $3.4 million, respectively. There was a total of $8.1 million of unrecognized stock-based compensation expense at September 30, 2020 related to unvested RSUs expected to be recognized over a weighted-average period of 2.9 years.

RSU activity for the nine months ended September 30, 2020 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2019	668	$15.00
Granted	1,043	8.89
Forfeited	(233)	10.38
Vested	(183)	15.04
Unvested balance, September 30, 2020	1,295	$10.38

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of September 30, 2020, the Company has performance-based market condition share awards outstanding with a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of September 30, 2020, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share.  During the three and nine months ended September 30, 2020, performance-based market condition share awards with maximum cash value of $14.0 million, with an estimated 157,677 shares of common stock that would have been issued were forfeited.

As of September 30, 2020, the liability for these awards was $0.6 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model.  The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million.  The Company recognized a reduction to stock-based compensation expense relating to performance-based market condition share awards of zero and $0.5 million for the three and nine months ended September 30, 2020, respectively. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at September 30, 2020 were as follows:

September 30, 2020
Expected volatility	55.00%
Dividend yield	0.00%
Risk-free interest rate	0.61%
Weighted-average expected term (in years)	3.8

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2020 and 2019, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,445,892 7% Series A Convertible Participating Preferred Stock shares outstanding which were convertible into 113,598,968 shares of common stock at September 30, 2020. These preferred stock shares were anti-dilutive for the three and nine months ended September 30, 2020 and are therefore excluded from the diluted (loss) income per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2020	2019	2020	2019
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(15.3)	$(19.7)	$(575.5)	$18.2
Accumulated accretion on 7% Series A Convertible Participating Preferred stock	(7.0)	—	(7.1)	—
Net (loss) income and comprehensive income (loss) attributable to Emerald Holding, Inc. common shareholders	$(22.3)	$(19.7)	$(582.6)	$18.2
Weighted average common shares outstanding	71,484	71,796	71,437	71,843
Basic (loss) earnings per share	$(0.31)	$(0.27)	$(8.16)	$0.25
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common shareholders	$(22.3)	$(19.7)	$(582.6)	$18.2
Diluted effect of stock options	—	—	—	909
Diluted weighted average common shares outstanding	71,484	71,796	71,437	72,752
Diluted (loss) earnings per share	$(0.31)	$(0.27)	$(8.16)	$0.25
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	5,651	5,332	5,650	5,131

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the (loss) income before income taxes for the period. In determining the full year effective tax rate estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the expected relationship between income tax expense (benefit) and pre-tax income (loss). Significant judgment is exercised in determining the income tax provision due to transactions, credits and estimates where the ultimate tax determination is uncertain.

The Company’s U.S. federal statutory corporate income tax rate was 21% as of September 30, 2020. For the three and nine months ended September 30, 2020, the Company recorded benefits for income taxes of $6.4 million and $58.0 million, respectively. For the three and nine months ended September 30, 2019, the Company recorded a benefit from income taxes of $3.6 million and a provision for income taxes of $10.3 million, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to the net effects of state income taxes and nondeductible officer compensation.  The decrease in the Company’s deferred income tax liabilities during the nine months ended September 30, 2020 was primarily attributable to impairment charges recorded to tax deductible goodwill, which together with impairment charges to the non-deductible goodwill were treated as discrete items during the quarter and not as part of the estimated annual effective tax rate. Additionally, as a result of the impairment charges recorded for the nine months ended September 30, 2020, the Company recorded a valuation allowance against its deferred tax assets as management has determined that it is not more likely than not that there will be sufficient sources of future taxable income to support their realizability.

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.3 million and $1.1 million as of September 30, 2020 and December 31, 2019, respectively.

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

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	September 30, 2020	December 31, 2019
Accrued personnel costs	$10.8	$8.3
Accrued event costs	3.2	3.8
Trade payables	5.4	5.7
Other current liabilities	2.0	4.3
Accrued interest	—	0.1
Total accounts payable and other current liabilities	$21.4	$22.2

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

15.	Segment Information

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2020	2019	2020	2019
Revenues
Commerce	$1.7	$50.8	$52.7	$178.7
Design and Technology	5.0	20.6	45.7	109.2
All Other	1.8	4.2	16.8	28.1
Total revenues	$8.5	$75.6	$115.2	$316.0

Other Income
Commerce	$10.7	$6.1	$45.3	$6.1
Design and Technology	3.1	—	16.0	—
All Other	2.3	—	3.0	—
Total other income	$16.1	$6.1	$64.3	$6.1

Adjusted EBITDA
Commerce	$6.0	$31.3	$55.2	$105.9
Design and Technology	1.4	6.6	24.0	43.5
All Other	0.2	(0.4)	3.1	7.3
Subtotal Adjusted EBITDA	$7.6	$37.5	$82.3	$156.7

General corporate and other expenses	$(10.8)	$(8.8)	$(28.7)	$(27.4)
Interest expense	(4.2)	(7.5)	(16.5)	(23.3)
Goodwill impairment charges	—	(9.3)	(564.0)	(9.3)
Intangible asset impairment charges	—	(17.0)	(59.4)	(17.0)
Depreciation and amortization	(12.2)	(12.9)	(37.2)	(39.3)
Stock-based compensation	(1.5)	(1.9)	(4.2)	(6.1)
Deferred revenue adjustment	—	-	—	(0.2)
Other items	(0.6)	(3.4)	(5.8)	(5.6)
Income (loss) before income taxes	$(21.7)	$(23.3)	$(633.5)	$28.5

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the three and nine months ended September 30, 2020 and 2019, substantially all revenues were derived from transactions in the United States.
16.	Subsequent Event

October 2020 Share Repurchase Program

On October 5, 2020, the Company’s Board authorized and approved a new share repurchase program, pursuant to which the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures.  As a result of these and various other factors, management made the decision to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first quarter of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and are expected to continue to have, a material negative impact on its financial results and liquidity. For more information, see “Risk Factors – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 6 to the table under the heading “—Results of Operations— Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019”.

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

Our effective tax rate adjusted for discrete items for the three and nine months ended September 30, 2020 was higher than the U.S. federal statutory rate of 21% primarily due to the net effects of state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), and tax deficiencies realized upon the vesting of certain share-based payment awards, partially offset by tax benefits attributable to goodwill impairments.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income (loss), see footnote 4 to the table under the heading “—Results of Operations— Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.”

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net income (loss), cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net (loss) income. For a reconciliation of Adjusted Net Income to net income (loss), see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 6 to the table under the heading “—Results of Operations— Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.”

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$8.5	$75.6	$(67.1)	(88.8%)
Other income	16.1	6.1	10.0	163.9%
Cost of revenues	4.3	24.6	(20.3)	NM
Selling, general and administrative expenses(1)	25.6	33.7	(8.1)	(24.0%)
Depreciation and amortization expense	12.2	12.9	(0.7)	(5.4%)
Goodwill impairment charges(2)	—	9.3	(9.3)	NM
Intangible asset impairment charges(3)	—	17.0	(17.0)	NM
Operating loss	(17.5)	(15.8)	(1.7)	10.8%
Interest expense, net	4.2	7.5	(3.3)	(44.0%)
Loss before income taxes	(21.7)	(23.3)	1.6	(6.9%)
Benefit from income taxes	(6.4)	(3.6)	(2.8)	77.8%
Net loss and comprehensive loss attributable to Emerald Holdings, Inc.	$(15.3)	$(19.7)	$4.4	(22.3%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$(3.2)	$28.7	$(31.9)	(111.1)%
Adjusted Net Income(5)	$(5.5)	$12.6	$(18.1)	(143.7)%
Organic Revenue(6)	$7.0	$7.5	$(0.5)	(6.7)%

(1)

Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 included $0.6 million and $3.4 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 were stock-based compensation expenses of $1.5 million and $1.9 million, respectively.

(2)

Represents non-cash impairment charge of $9.3 million in connection with our August 31, 2019 goodwill impairment testing.  See Note 6, Intangible Assets and Goodwill, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to our non-cash goodwill impairment charges.

(3)

Represents non-cash impairment charges of $8.7 million and $8.3 million for certain customer-related intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles for impairment during the three months ended September 30, 2019. See Note 6, Intangible Assets and Goodwill, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to our non-cash intangible asset impairment charges.

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

	Three Months Ended September 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net loss	$(15.3)	$(19.7)
Add (deduct):
Interest expense	4.2	7.5
Provision for (benefit from) income taxes	(6.4)	(3.6)
Goodwill impairment charges(a)	—	9.3
Intangible asset impairment charges(b)	—	17.0
Depreciation and amortization expense	12.2	12.9
Stock-based compensation expense(c)	1.5	1.9
Other items(d)	0.6	3.4
Adjusted EBITDA	$(3.2)	$28.7

(a)	Represents the non-cash goodwill impairment charges described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairment charges described in footnote 3 above.
(c)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(d)

Other items for the three months ended September 30, 2020 included: (i) $0.7 million in non-recurring legal, audit and consulting fees and (ii) $0.2 million in transition costs, offset by (iii) a $0.3 million reduction to expense related to the remeasurement of contingent consideration. Other items for the three months ended September 30, 2019 included: (i) $1.6 million in contract termination costs (ii) $0.2 million in transaction costs in connection with certain acquisition transactions and (iii) $1.6 million in transition costs.

(5)

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

	Three Months Ended September 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net loss	$(15.3)	$(19.7)
Add (deduct):
Stock-based compensation expense(a)	1.5	1.9
Goodwill impairment charges(b)	—	9.3
Intangible asset impairment charges(c)	—	17.0
Other items(d)	0.6	3.4
Amortization of deferred financing fees and discount	0.4	0.4
Amortization of intangible assets(e)	11.4	12.4
Tax adjustments related to non-GAAP adjustments(f)	(4.1)	(12.1)
Adjusted Net (Loss) Income	(5.5)	12.6

(a)	Represents costs related to stock-based compensation expenses described in footnote 4(c) above.
(b)	Represents the non-cash goodwill impairment charges described in footnote 2 above.
(c)	Represents the non-cash intangible asset impairment charges described in footnote 3 above.
(d)	Represents other items described in footnote 4(d) above.
(e)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets, the value of which are amortized over time. These acquired intangible assets are amortized over periods ranging from seven to 30 years.

(f)

For the three months ended September 30, 2020, represents the application of U.S. Federal and state enterprise tax rate of 29.5% and 27.3% for the three months ended September 30, 2020 and 2019, respectively.

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

	Three Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$8.5	$75.6	$(67.1)	(88.8%)
Add (deduct):
Acquisition revenues	(1.5)		(1.5)
Discontinued events	—	(0.2)	0.2
COVID-19 cancellations(a)	—	(67.9)	67.9
Organic revenues	$7.0	$7.5	$(0.5)	(6.7%)

(a)

Represents reduction in revenues as a result of the cancellation of certain events that staged in the third quarter of 2019, due to COVID-19.  We believe the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

Revenues

Revenues of $8.5 million for the three months ended September 30, 2020 decreased $67.1 million, or 88.8% from $75.6 million for the comparable period in 2019, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of certain events.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other Income of $16.1 million was recorded related to event cancellation insurance claims proceeds, of which $6.6 million was received and $9.5 million was confirmed by the insurance provider during the quarter ended September 30, 2020.  All $9.5 million of insurance receivables as of September 30, 2020 were received in October 2020.  During the three months ended September 30, 2019, we recorded other income of $6.1 million from cancellation insurance proceeds related to the forced cancellation of Surf Expo and ISS Orlando due to Hurricane Dorian. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of Other Income by segment.

Cost of Revenues

Cost of revenues of $4.3 million for the three months ended September 30, 2020 decreased $20.3 million, from $24.6 million for the comparable period in 2019. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $25.6 million for the three months ended September 30, 2020 decreased $8.1 million, or 24.0%, from $33.7 million for the comparable period in 2019. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $12.2 million for the three months ended September 30, 2020 decreased $0.7 million, or 5.4%, from $12.9 million for the comparable period in 2019.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairments

During the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $9.3 million, as a result of a triggering event caused by reduced performance expectations in the current year.  No goodwill impairment charges were recorded during the third quarter of 2020. See “Commerce Segment – Goodwill Impairments,” “Design and Technology Segment – Goodwill Impairments” and “All Other Category—Goodwill Impairments” below for further discussion of goodwill impairments.

Intangible Asset Impairments

Due to the triggering event described above, management performed impairment assessments of our long-lived assets and indefinite-lived intangible assets during the third quarter of 2019.  These assessments resulted in the recognition of a non-cash impairment charge of $17.0 million, which included non-cash impairment charges for certain of our customer relationship intangible assets and trade name intangible assets of $8.7 million and $8.3 million, respectively.  No intangible asset impairment charges were recorded during the third quarter of 2020.   See “Commerce Segment – Intangible Asset Impairments”, “Design and Technology Segment – Intangible Asset Impairments” and “All Other Category –Intangible Asset Impairments” below for further discussion of total intangible asset impairments.

Segment Results for the Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Commerce

The following represents the change in revenue, expenses and operating profit in the Commerce reportable segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$1.8	$50.7	$(48.9)	(96.4%)
Other income	10.7	6.1	4.6	75.4%
Cost of revenues	1.9	15.5	(13.6)	(87.7%)
Selling, general and administrative expenses	4.6	10.0	(5.4)	(54.0%)
Depreciation and amortization expense	6.7	6.7	—	—
Goodwill impairment charge	—	5.7	(5.7)	NM
Intangible asset impairment charges	—	0.7	(0.7)	NM
Operating (loss) income	$(0.7)	$18.2	$(18.9)	(103.8%)

Revenues

During the three months ended September 30, 2020, revenues for the Commerce reportable segment decreased $48.9 million, or 96.4%, to $1.8 million from $50.7 million for the comparable period in the prior year. The primary driver of the decline was the cancellation of all live events scheduled to stage during the third quarter of 2020 due to COVID-19. These cancelled events represented $49.3 million in prior year revenues. The remaining $0.4 million increase in revenues was primarily attributable to new virtual event revenue of $0.6 million, offset by a $0.2 million decline in other marketing services revenue in the Commerce segment.

Other Income

Other Income of $10.7 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds, of which $3.6 million was received and $7.1 million was confirmed by the insurance provider during the quarter ended September 30, 2020. All $7.1 million of insurance receivables for the Commerce segment as of September 30, 2020 were received in October 2020.

During the third quarter of 2019, as a result of Hurricane Dorian, our Surf Expo and Impressions Expo Orlando (“ISS Orlando”) shows were forced to be cancelled. Emerald carries cancellation insurance to mitigate losses caused by natural disasters and received insurance proceeds of $6.1 million to offset the lost revenues from the affected trade shows. As a result, Other income of $6.1 million attributable to the Commerce segment was recorded in the condensed consolidated statements of loss and comprehensive loss for the three months ended September 30, 2019 to recognize the amount recovered from the insurance company.  All $6.1 million of insurance receivables for the Commerce segment as of September 30, 2019 were received in October 2019.

Cost of Revenues

During the three months ended September 30, 2020, cost of revenues for the Commerce reportable segment decreased $13.6 million, to $1.9 million from $15.5 million for the comparable period in the prior year.  The primary driver of the decline was cost avoidance related to the cancellation of all live events scheduled to stage during the third quarter of 2020 due to COVID-19, which represented $13.5 million.

Selling, General and Administrative Expense

During the three months ended September 30, 2020, selling, general and administrative expenses for the Commerce reportable segment decreased $5.4 million, or 54.0%, to $4.6 million from $10.0 million for the comparable period in 2019.  The decrease was primarily attributable to lower compensation and employee-related costs due to a combination of permanent staff reductions and furloughs, and lower travel and promotional expenses related to the cancellation of all third quarter live events. Lower credit card fees in the current year period as a result of the cancelled events generated additional cost reductions.

Depreciation and Amortization Expense

During the three months ended September 30, 2020, depreciation and amortization expense for the Commerce reportable segment of $6.7 million was consistent with the comparable period in 2019.

Goodwill Impairment Charges

During the third quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $5.7 million, related to reporting units under the Commerce segment, as a result of a triggering event caused by reduced performance expectations for the year.  No goodwill impairment charges were recorded during the quarter ended September 30, 2020.

Intangible Asset Impairment Charges

In connection with the triggering event described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized a non-cash impairment charge related to indefinite-lived intangible assets under the Commerce segment of $0.7 million.  No intangible asset impairment charges were recorded during the quarter ended September 30, 2020.

Design and Technology

The following represents the change in revenue, expenses and operating profit in the Design and Technology reportable segment for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$5.0	$20.6	$(15.6)	(75.7%)
Other income	3.1	—	3.1	NM
Cost of revenues	1.9	6.7	(4.8)	(71.6%)
Selling, general and administrative expenses	4.6	7.3	(2.7)	(37.0%)
Depreciation and amortization expense	4.1	4.8	(0.7)	(14.6%)
Goodwill impairment charge	—	3.2	(3.2)	NM
Intangible asset impairment charges	—	7.9	(7.9)	NM
Operating loss	$(2.5)	$(9.3)	$6.8	(73.1%)

Revenues

During the three months ended September 30, 2020 revenues for the Design and Technology reportable segment decreased $15.6 million, or 75.7%, to $5.0 million from $20.6 million for the comparable period in 2019. The primary driver of the decline was the cancellation of substantially all live events scheduled to stage during the third quarter due to COVID-19.  These cancelled events represented $15.6 million in prior year revenues.  A decline in other marketing services revenue was offset by the launch of several new virtual events in the Design and Technology segment.

Other Income

Other Income of $3.1 million was recorded for the Design and Technology reportable segment related to event cancellation insurance claims proceeds, of which $1.3 million was received and $1.8 million was confirmed by the insurance provider during the quarter ended September 30, 2020. All $1.8 million of insurance receivables for the Design and Technology segment as of September 30, 2020 were received in October 2020.

Cost of Revenues

During the three months ended September 30, 2020 cost of revenues for the Design and Technology reportable segment decreased $4.8 million, or 71.6%, to $1.9 million from $6.7 million for the comparable period in 2019.  The primary driver of the decline was the cancellation of substantially all live events scheduled to stage during the third quarter due to COVID-19.  These cancelled events represented $5.3 million in prior year cost of revenues.   The decline was partially offset by a $0.5 million increase in cost of revenues related to the launch of several new virtual events in the Design and Technology segment.

Selling, General and Administrative Expense

During the three months ended September 30, 2020 selling, general and administrative expenses for the Design and Technology reportable segment decreased $2.7 million, or 37.0%, to $4.6 million from $7.3 million for the comparable period in 2019.  The decrease was primarily attributable to lower compensation and employee-related costs due to a combination of permanent staff reductions and furloughs, and lower travel and promotional expenses related to the cancellation of all third quarter live events.  Lower credit card fees related to the cancelled events generated additional cost reductions.

Depreciation and Amortization Expense

During the three months ended September 30, 2020 depreciation and amortization expense for the Design and Technology reportable segment decreased $0.7 million, or 14.6%, to $4.1 million from $4.8 million for the comparable period in 2019.  The decrease was attributable to the definite-lived intangible impairment charges recorded in 2019 and the first quarter of 2020.

Goodwill Impairment Charges

During the third quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $3.2 million, related to reporting units under the Design and Technology segment, as a result of a triggering event caused by reduced performance expectations for the year.  No goodwill impairment charges were recorded during the quarter ended September 30, 2020.

Intangible Asset Impairment Charges

In connection with the triggering event described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $3.6 million and $4.3 million, respectively.  No intangible asset impairment charges were recorded during the quarter ended September 30, 2020.

All Other Category

The following represents the change in revenue, expenses and operating profit in the All Other category for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$1.8	$4.3	$(2.5)	(58.1%)
Other income	2.3	—	2.3	NM
Cost of revenues	0.5	2.4	(1.9)	(79.2%)
Selling, general and administrative expenses	3.4	2.3	1.1	47.8%
Depreciation and amortization expense	0.6	0.9	(0.3)	(33.3%)
Goodwill impairment charge	—	0.5	(0.5)	NM
Intangible asset impairment charges	—	8.4	(8.4)	NM
Operating loss	$(0.4)	$(10.2)	$9.8	(96.1%)

Revenues

During the three months ended September 30, 2020 revenues for the All Other category decreased $2.5 million, or 58.1%, to $1.8 million from $4.3 million for the comparable period in 2019. The primary driver of the decline was the cancellation of all live events scheduled to stage during the third quarter due to COVID-19.  These cancelled events represented $3.3 million in prior year revenues.  This decline was partially offset by incremental revenues from the 2019 acquisition of G3.

Other Income

Other Income of $2.3 million was recorded for the All Other category related to event cancellation insurance claims proceeds, of which $1.7 million was received and $0.5 million was confirmed by the insurance provider during the quarter ended September 30, 2020. All $0.5 million of insurance receivables for the All Other category as of September 30, 2020 were received in October 2020

Cost of Revenues

During the three months ended September 30, 2020 cost of revenues for the All Other category decreased $1.9 million, to $0.5 million from $2.4 million for the comparable period in 2019. The primary driver of the decline was the cancellation of all live events scheduled to stage during the third quarter due to COVID-19.  These cancellations represented $1.7 million of prior year costs.

Selling, General and Administrative Expense

During the three months ended September 30, 2020 selling, general and administrative expenses for the All Other category increased $1.1 million, or 47.8%, to $3.4 million from $2.3 million for the comparable period in 2019.  The increase in selling, general and administrative expense was primarily due costs associated G3, which was acquired in November 2019.

Depreciation and Amortization Expense

During the three months ended September 30, 2020 depreciation and amortization expense for the All Other category decreased $0.3 million, or 33.3%, to $0.6 million from $0.9 million for the comparable period in 2019.  The decrease was attributable to the definite-lived intangible impairment charges recorded in 2019 and the first quarter of 2020.

Goodwill Impairment Charges

During the third quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $0.5 million, related to reporting units under the All Other category, as a result of a triggering event caused by reduced performance expectations for the year.  No goodwill impairment charges were recorded during the quarter ended September 30, 2020.

Intangible Asset Impairment Charges

In connection with the triggering event described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the All Other category of $0.6 million and $7.8 million, respectively.  No intangible asset impairment charges were recorded during the quarter ended September 30, 2020.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	13.1	14.1	(1.0)	(7.1%)
Depreciation and amortization expense	0.8	0.5	0.3	60.0%
Total operating expenses	$13.9	$14.6	$(0.7)	(4.8%)

Selling, General and Administrative Expense

During the three months ended September 30, 2020 selling, general and administrative expenses for the Corporate category decreased $1.0 million, or 7.1%, to $13.1 million from $14.1 million for the comparable period in 2019. The decrease was primarily attributable to lower stock-based compensation, non-recurring contract termination and severance costs and the downward adjustment of contingent consideration, partially offset by higher non-recurring legal costs during the three months ended September 30, 2020.

Depreciation and Amortization Expense

During the three months ended September 30, 2020 depreciation and amortization expense for the Corporate category increased $0.3 million, or 60.0%, to $0.8 million from $0.5 million for the comparable period in 2019.  The increase was attributable to higher internally developed and purchased software amortization during the three months ended September 30, 2020.

Interest Expense

Interest expense of $4.2 million for the three months September 30, 2020 decreased $3.3 million, or 44.0%, from $7.5 million for the comparable period in 2019. The decrease was primarily attributable to a $3.2 million decrease in interest expense on the Amended and Restated Term Loan Facility primarily resulting from the decrease in the average interest rate of 5.00% for the three months ended September 30, 2019 compared to an average interest rate of 2.66% during the three months ended September 30, 2020.

Benefit from Income Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded a benefit from income taxes of $6.4 million and $3.6 million, respectively, which resulted in effective tax rates adjusted for discrete items of 29.5% and 25.9% for the three months ended September 30, 2020 and 2019, respectively.

Net Loss

Net loss of $15.3 million for the three months ended September 30, 2020 represented a $4.4 million improvement from net loss of $19.7 million for the comparable period in 2019. Key drivers of the year-over-year increase were the absence of non-cash goodwill and intangible asset impairment charges in the current year, higher other income from cancellation insurance claim proceeds and lower interest expense, offset by lower revenues due to COVID-19 related event cancellations.

Adjusted EBITDA

Adjusted EBITDA of negative $3.2 million for the three months ended September 30, 2020 decreased by $31.9 million, from $28.7 million for the comparable period in 2019. The decrease in Adjusted EBITDA was mainly driven by the cancellation of all scheduled live events during the quarter due to the COVID-19 pandemic as well as the combined effect of slightly lower organic revenues, partially offset by other income generated by event cancellation insurance proceeds and cost savings on cancelled and postponed events.

Adjusted Net (Loss) Income

Adjusted Net (Loss) Income for the three months ended September 30, 2020 of a loss of $5.5 million decreased by $18.1 million, from Adjusted Net Income of $12.6 million for the comparable period in 2019. The decrease was primarily attributable the decrease in Adjusted EBITDA described above, offset by a lower quarter over quarter variance in the addback for provision for income taxes.

Adjusted EBITDA and Adjusted Net (Loss) Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.” For a discussion of our presentation of Adjusted Net Income, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.”

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The tables in this section summarize key components of our results of operations for the periods indicated

.

	Nine Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$115.2	$316.0	$(200.8)	(63.5%)
Other income	64.3	6.1	58.2	NM
Cost of revenues	47.1	102.8	(55.7)	(54.2%)
Selling, general and administrative expenses(1)	88.8	101.9	(13.1)	(12.9%)
Depreciation and amortization expense	37.2	39.3	(2.1)	(5.3%)
Goodwill impairment charges(2)	564.0	9.0	555.0	NM
Intangible asset impairment charges(3)	59.4	17.3	42.1	NM
Operating (loss) income	(617.0)	51.8	(668.8)	NM
Interest expense	16.5	23.3	(6.8)	(29.2%)
(Loss) income before income taxes	(633.5)	28.5	(662.0)	NM
(Benefit from) provision for income taxes	(58.0)	10.3	(68.3)	(663.1%)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holdings, Inc.	$(575.5)	$18.2	$(593.7)	NM

Other financial data (unaudited):
Adjusted EBITDA(4)	$53.6	$129.3	$(75.7)	(58.5%)
Adjusted Net Income(5)	$42.0	$74.2	$(32.2)	(43.4%)
Free Cash Flow(6)	$(45.8)	$49.8	$(95.6)	NM
Organic Revenue(7)	$108.2	$114.5	$(6.3)	(5.5%)

(1)

Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 included $5.8 million and $5.6 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 were stock-based compensation expenses of $4.2 million and $6.1 million, respectively.

(2)

Goodwill impairment charges for the nine months ended September 30, 2020 and 2019 represent non-cash charges of $564.0 million and $9.0 million, respectively, recognized in connection with the Company’s interim testing of goodwill for impairment.  See Note 6, Intangible Assets and Goodwill, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q for additional information with respect to our non-cash goodwill impairment charges.

(3)

Intangible asset impairment charges for the nine months ended September 30, 2020 represent non-cash charges of $46.2 million and $13.2 million for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment. Intangible asset impairment charges for the nine months ended September 30, 2019 represent non-cash charges of $4.9 million and $12.1 million for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment

(4)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.”

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net (loss) income	$(575.5)	$18.2
Add:
Interest expense	16.5	23.3
(Benefit from) provision for income taxes	(58.0)	10.3
Goodwill impairment charges(a)	564.0	9.0
Intangible asset impairment charges(b)	59.4	17.3
Depreciation and amortization expense	37.2	39.3
Stock-based compensation expense(c)	4.2	6.1
Deferred revenue adjustment(d)	—	0.2
Other items(e)	5.8	5.6
Adjusted EBITDA	$53.6	$129.3

(a)	Represents the non-cash goodwill impairment charges described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairment charges described in footnote 3 above.
(c)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(d)

Represents deferred revenue acquired in the Boutique Design New York (“BDNY”) acquisition that was recorded at the acquisition date fair value in accordance with purchase accounting rules. If the business had been continuously owned by us throughout the periods presented, the fair value adjustments of $0.2 million for BDNY for the nine months ended September 30, 2019 would not have been required and the revenues for the nine months ended September 30, 2019 would have been higher by $0.2 million.

(e)

Other items for the nine months ended September 30, 2020 included: (i) $4.7 million in transition costs, including one-time severance expense of $2.8 million, (ii) $1.5 million in non-recurring legal, audit and consulting fees and (iii) $0.4 million in transaction costs in connection with certain acquisition transactions offset by (iv) $0.7 million reduction to expense related to the remeasurement of contingent consideration. Other items for the nine months ended September 30, 2019 included: (i) $1.4 million in contract termination costs, (ii) $0.8 million in transaction costs in connection with certain acquisition transactions, (iii) $3.2 million in transition costs and (iv) $0.2 million in non-recurring legal, audit and consulting fees.

(5)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.”

	Nine Months ended September 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net (loss) income	$(575.5)	$18.2
Add (deduct):
Stock-based compensation expense(a)	4.2	6.1
Deferred revenue adjustment(b)	—	0.2
Goodwill impairment charges(c)	564.0	9.0
Intangible asset impairment charges(d)	59.4	17.3
Other items(e)	5.8	5.6
Amortization of deferred financing fees and discount	1.1	1.1
Amortization of acquired intangible assets(f)	35.0	37.5
Tax adjustments related to non-GAAP adjustments(g)	(52.0)	(20.8)
Adjusted Net Income	$42.0	$74.2

(a)	Represents costs related to stock-based compensation expenses described in footnote 4(c) above.

(b)	Represents the deferred revenue charge described in footnote 4(d) above.
(c)	Represents non-cash goodwill impairment charges described in footnote 4(a)
(d)	Represents non-cash intangible asset impairment charges described in footnote 4(b) above.
(e)	Represents other items described in footnote 4(e) above.
(f)

We have historically grown our business through acquisitions and have therefore acquired significant definite-lived intangible assets, the value of which are amortized over time. These acquired intangible assets are amortized over periods ranging from seven to 30 years.

(g)

Represents the application of U.S. Federal and state enterprise tax rate of 27.1% to non-impairment related items and the actual tax effect of non-cash impairment charges of $39.6 million. For the nine months ended September 30, 2019, represents the application of U.S. Federal and state enterprise tax rate of 27.1%.

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

	Nine Months Ended September 30,
	2020	2019
	(unaudited)
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(42.7)	$51.6
Less:
Capital expenditures	3.1	1.8
Free Cash Flow	$(45.8)	$49.8

(7)

For a definition of Adjusted Organic revenue and the reasons management uses this metric, see footnote 6 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.”

	Nine Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$115.2	$316.0	$(200.8)	(63.5%)
Add (deduct):
Acquisition revenues	(7.0)		(7.0)
Discontinued events	—	(3.6)	3.6
COVID-19 cancellations(a)	—	(197.9)	197.9
Organic revenues	$108.2	$114.5	$(6.3)	(5.5%)

(a)

Represents reduction in revenues as a result of the cancellation of certain events that staged in the first quarter of 2019 and all events that staged in the second quarter of 2019 and certain events that staged in the third quarter of 2019, due to COVID-19.  We believe the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

Revenues

Revenues of $115.2 million for the nine months ended September 30, 2020 decreased $200.8 million, or 63.5%, from $316.0 million for the comparable period in 2019, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of certain events.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other Income of $64.3 million was recorded related to event cancellation insurance claims proceeds, of which $54.8 million was received and $9.5 million was confirmed by the insurance provider during the nine months ended September 30, 2020.  All $9.5 million of insurance receivables as of September 30, 2020 were received in October 2020. During the nine months ended September 30, 2019, we recorded other income of $6.1 million. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of Other Income by segment.

Cost of Revenues

Cost of revenues of $47.1 million for the nine months ended September 30, 2020 decreased $55.7 million, or 54.2%, from $102.8 million for the comparable period in 2019. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $88.8 million for the nine months ended September 30, 2020 decreased $13.1 million, or 12.9%, from $101.9 million for the comparable period in 2019. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $37.2 million for the nine months September 30, 2020 decreased $2.1 million, or 5.3%, from $39.3 million for the comparable period in 2019.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Commerce

The following represents the change in revenue, expenses and operating profit in the Commerce reportable segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$52.7	$178.7	$(126.0)	(70.5%)
Other income	45.3	6.1	45.3	742.6%
Cost of revenues	20.5	47.5	(27.0)	(56.8%)
Selling, general and administrative expenses	22.3	31.4	(9.1)	(29.0%)
Depreciation and amortization expense	20.7	20.0	0.7	3.5%
Goodwill impairment charge	340.6	5.7	334.9	NM
Intangible asset impairment charges	30.7	0.7	30.0	NM
Operating (loss) income	$(336.8)	$79.5	$(416.3)	(523.6%)

Revenues

During the nine months ended September 30, 2020, revenues for the Commerce reportable segment decreased $126.0 million, or 70.5%, to $52.7 million from $178.7 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation of several first quarter and all scheduled second and third quarter live events due to COVID-19. These cancelled events represented $124.7 million in prior year revenues.  The remaining $1.2 million decline in revenues was primarily attributable to a decline of 2.3% for the events that staged during the first quarter of 2020 in the Commerce segment, offset by revenues generated by the launch of new virtual events in the third quarter.

Other Income

Other Income of $45.3 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds, of which $38.1 million was received and $7.2 million was confirmed by the insurance provider during the nine months ended September 30, 2020.  All $7.2 million of insurance receivables as of September 30, 2020 were received in October 2020.

During the third quarter of 2019, as a result of Hurricane Dorian, our Surf Expo and Impressions Expo Orlando (“ISS Orlando”) shows were forced to be cancelled. Emerald carries cancellation insurance to mitigate losses caused by natural disasters and received a settlement of $6.1 million to offset the lost revenues from the affected trade shows. As a result, Other income of $6.1 million attributable to the Commerce segment was recorded in the condensed consolidated statements of income and comprehensive income for the nine months ended September 30, 2019 to recognize the amount recovered from the insurance company.  All $6.1 million of insurance receivables for the Commerce segment as of September 30, 2019 were received in October 2019.

Cost of Revenues

During the nine months ended September 30, 2020, cost of revenues for the Commerce reportable segment decreased $27.0 million, or 56.8%, to $20.5 million from $47.5 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation of several first quarter and all scheduled second and third quarter live events due to COVID-19.  These cancelled events represented $26.2 million of prior year costs.

Selling, General and Administrative Expense

During the nine months ended September 30, 2020, selling, general and administrative expenses for the Commerce reportable segment decreased $9.1 million, or 29.0%, to $22.3 million from $31.4 million for the comparable period in 2019.  The decrease was primarily comprised of lower compensation and employee-related costs due to a combination of permanent staff reductions and furloughs, and lower travel and promotional expenses related to the cancelled events. Lower credit card fees related to the cancelled events generated additional cost reductions.

Depreciation and Amortization Expense

During the nine months ended September 30, 2020, depreciation and amortization expense for the Commerce reportable segment increased $0.7 million, or 3.5%, to $20.7 million from $20.0 million for the comparable period in 2019.

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

During the third quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $5.7 million, related to reporting units under the Commerce segment, as a result of a triggering event caused by reduced performance expectations for the year.

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

In connection with the triggering event in the third quarter of 2019 described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized a non-cash impairment charge related to indefinite-lived intangible assets under the Commerce segment of $0.7 million.

Design and Technology

The following represents the change in revenue, expenses and operating profit in the Design and Technology reportable segment for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$45.7	$109.2	$(63.5)	(58.2%)
Other income	16.0	—	16.0	NM
Cost of revenues	20.0	41.4	(21.4)	(51.7%)
Selling, general and administrative expenses	17.6	24.3	(6.7)	(27.6%)
Depreciation and amortization expense	12.4	14.8	(2.4)	(16.2%)
Goodwill impairment charge	198.5	3.2	195.3	NM
Intangible asset impairment charges	22.7	7.9	14.8	NM
Operating (loss) income	$(209.5)	$17.6	$(227.1)	NM

Revenues

During the nine months ended September 30, 2020 revenues for the Design and Technology reportable segment decreased $63.5 million, or 58.2%, to $45.7 million from $109.2 million for the comparable period in 2019. The primary driver of the decline was the cancellation of several first quarter and substantially all scheduled second and third quarter live events due to COVID-19. These cancelled events represented $60.9 million in prior year revenues.  The remaining $2.6 million decline was primarily comprised of several small discontinued events.

Other Income

Other Income of $16.0 million was recorded for the Design and Technology reportable segment related to event cancellation insurance claims proceeds, of which $14.2 million was received and $1.8 million was confirmed by the insurance provider during the nine months ended September 30, 2020.  All $1.8 million of insurance receivables as of September 30, 2020 were received in October 2020.

Cost of Revenues

During the nine months ended September 30, 2020 cost of revenues for the Design and Technology reportable segment decreased $21.4 million, or 51.7%, to $20.0 million from $41.4 million for the comparable period in 2019.  The primary driver of the decline was the cancellation of several first quarter and substantially all scheduled second and third quarter live events due to COVID-19.  These cancelled events represented $19.5 million of prior year costs.  The remaining $1.9 million decline was primarily comprised of several small discontinued events.

Selling, General and Administrative Expense

During the nine months ended September 30, 2020 selling, general and administrative expenses for the Design and Technology reportable segment decreased $6.7 million, or 27.6%, to $17.6 million from $24.3 million for the comparable period in 2019. The decrease was primarily comprised of lower compensation and employee-related costs due to a combination of permanent staff reductions and furloughs, and lower travel and promotional expenses related to the cancelled events. Lower credit card fees related to the cancelled events generated additional cost reductions.

Depreciation and Amortization Expense

During the nine months ended September 30, 2020 depreciation and amortization expense for the Design and Technology reportable segment decreased $2.4 million, or 16.2%, to $12.4 million from $14.8 million for the comparable period in 2019.  The decrease was attributable to the definite-lived intangible impairment charges recorded in 2019 and the first quarter of 2020.

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

During the third quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $3.2 million, related to reporting units under the Design and Technology segment, as a result of a triggering event caused by reduced performance expectations for the year.

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

In connection with the triggering event in the third quarter of 2019 described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the third quarter of 2019, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $3.6 million and $4.3 million, respectively.

All Other Category

The following represents the change in revenue, expenses and operating profit in the All Other category for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$16.8	$28.1	$(11.3)	(40.2%)
Other income	3.0	—	3.0	NM
Cost of revenues	6.6	13.9	(7.3)	(52.5%)
Selling, general and administrative expenses	10.1	6.9	3.2	46.4%
Depreciation and amortization expense	2.0	2.9	(0.9)	(31.0%)
Goodwill impairment charge	24.9	0.5	24.4	NM
Intangible asset impairment charges	6.0	8.4	(2.4)	NM
Operating loss	$(29.8)	$(4.5)	$(25.3)	562.2%

Revenues

During the nine months ended September 30, 2020 revenues for the All Other category decreased $11.3 million, or 40.2%, to $16.8 million from $28.1 million for the comparable period in 2019.  The primary driver of the decline was the cancellation of one first quarter and all scheduled second and third quarter live events due to COVID-19.  These cancelled events represented $17.8 million in prior year revenues.  The decrease was offset by $7.0 million from the acquisition of G3, which closed in November 2019.  The remaining decrease was related to discontinued other marketing services brands and lower revenues generated by a first quarter event.

Other Income

Other Income of $3.0 million was recorded for the All Other category related to event cancellation insurance claims proceeds, of which $2.5 million was received and $0.5 million was confirmed by the insurance provider during the nine months ended September 30, 2020.  All $0.5 million of insurance receivables as of September 30, 2020 were received in October 2020.

Cost of Revenues

During the nine months ended September 30, 2020 cost of revenues for the All Other category decreased $7.3 million, or 52.5%, to $6.6 million from $13.9 million for the comparable period in 2019.  The primary driver of the decline was the cancellation of one first quarter and all scheduled second and third quarter live events due to COVID-19.  These cancelled events represented $19.5 million of prior year costs. These decreases were offset by increased costs related to G3, which was acquired in November 2019.

Selling, General and Administrative Expense

During the nine months ended September 30, 2020 selling, general and administrative expenses for the All Other category increased $3.1 million, or 44.9%, to $10.0 million from $6.9 million for the comparable period in 2019.  The increase in selling, general and administrative expense was primarily driven by costs associated with G3, which was acquired in November 2019.

Depreciation and Amortization Expense

During the nine months ended September 30, 2020 depreciation and amortization expense for the All Other category decreased $0.9 million, or 31.0%, to $2.0 million from $2.9 million for the comparable period in 2019.

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

During the third quarter of 2019, the Company recognized a non-cash goodwill impairment charge of $0.5 million, related to reporting units under the All Other category, as a result of a triggering event caused by reduced performance expectations for the year.

Intangible Asset Impairments

In connection with the triggering event described above, management performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the first quarter of 2020, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the All Other category of $0.8 million and $5.8 million, respectively.

In connection with the triggering event in the third quarter of 2019 described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the All Other category of $0.6 million and $7.8 million, respectively.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	38.9	39.2	(0.3)	(0.8%)
Depreciation and amortization expense	2.1	1.6	0.5	31.3%
Total operating expenses	$41.0	$40.8	$0.2	0.5%

Selling, General and Administrative Expense

During the nine months ended September 30, 2020 selling, general and administrative expenses for the Corporate category increased $0.3 million, or 0.8%, to $38.9 million from $39.2 million for the comparable period in 2019.

Depreciation and Amortization Expense

During the nine months ended September 30, 2020 depreciation and amortization expense for the Corporate category increased $0.5 million, or 31.3%, to $2.1million from $1.6 million for the comparable period in 2019.

Interest Expense

Interest expense of $16.5 million for the nine months ended September 30, 2020 decreased $6.8 million, or 29.2%, from $23.3 million for the comparable period in 2019.  The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during the nine months ended September 30, 2020 was 3.49%, compared to 5.16% during the nine months ended September 30, 2019.

(Benefit from) Provision for Income Taxes

For the nine months ended September 30, 2020 and 2019, the Company recorded a benefit from income taxes of $58.0 million and provision for income taxes of $10.3 million, respectively, which resulted in an effective tax rate adjusted for discrete items of 27.1% for the nine months ended September 30, 2020 and an effective tax rate adjusted for discrete items of 27.2% for the nine months ended September 30, 2019.  Discrete items for the nine months ended September 30, 2020 and 2019 primarily consisted of goodwill impairment charges.

Net (Loss) Income

Net loss of $575.5 million for the nine months ended September 30, 2020 represented a $593.7 million decrease from net income of $18.2 million for the comparable period in 2019. In the first quarter, in connection with a triggering event caused by the COVID-19 pandemic, we recorded $623.4 million in non-cash charges related to the impairment of goodwill, certain customer-related intangible assets and certain trade names. Other key drivers of the year-over-year decrease were lower revenues due to COVID-19 related event cancellations, partially offset by other income generated by event cancellation insurance proceeds and cost savings on cancelled and postponed events.

Adjusted EBITDA

Adjusted EBITDA of $53.6 million for the nine months ended September 30, 2020 decreased by $75.7 million, or 58.5%, from $129.3 million for the comparable period in 2019. The decrease in Adjusted EBITDA was mainly driven by the cancellation of seven first quarter events and all scheduled live events in the second and third quarters due to the COVID-19 pandemic as well as the combined effect of slightly lower organic revenues, incremental investments in the events that took place in the first quarter and in marketing costs incurred for future events.  These negative drivers were offset by cancellation insurance proceeds and the effect of measures taken to reduce the Company’s expense structure across all areas of discretionary spending and the combination of furloughs and permanent staff reductions.

Adjusted Net Income

Adjusted Net Income for the nine months ended September 30, 2020 of $42.0 million decreased by $32.2 million, or 43.4%, from Adjusted Net Income of $74.2 million for the comparable period in 2019. The decrease was primarily attributable to the decrease in Adjusted EBITDA described above, partially offset by a lower year over year variance in the adjustment for (benefit from) provision for income taxes.

Adjusted EBITDA and Adjusted Net Income are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.” For a discussion of our presentation of Adjusted Net Income, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.”

Liquidity and Capital Resources

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel nearly all of the Company’s face-to-face events scheduled through the end of 2020.  In addition, in October 2020 management announced the cancellation or postponement of several live events that were scheduled for the first quarter of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate with certainty (i) when the Company will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.   Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate with a high degree of certainty the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a U.S. GAAP basis for the year ended December 31, 2020 is expected. During the nine months ended September 30, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of “Series A Convertible Participating Preferred Stock” for a purchase price of $5.60 per share (the “Series A Price per Share”), for which the Company received aggregate proceeds of $252.0 million, net of fees and expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, the Company announced a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share backstopped by Onex.  The rights offering commenced and expired in July. The Company issued 1,727,427 shares of Preferred Stock and received net proceeds of $9.7 million from this rights offering;

•

In conjunction with the Backstop Sale, which closed in August 2020, Emerald issued and sold 22,660,587 shares of Preferred Stock to Onex and received $121.3 million, net of fees and estimated expenses of $5.6 million.

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Reducing the Company’s headcount by approximately 18% through a combination of staff reductions, eliminating open positions and furloughs; and
•	Suspending the regular quarterly cash dividend.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. During the three and nine months ended September 30, 2020, the Company recorded Other income of $16.1 million and $64.3 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management. Of the $64.3 million in Other income, $15.0 million was received during the second quarter, $39.8 million was received in the third quarter and $9.5 million was received in October 2020. These proceeds represent an interim payment in respect of the $137.1 million in event cancellation insurance claims filed in relation to events cancelled during the nine months ended September 30, 2020. These claims are subject to review and adjustment.  There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

As of September 30, 2020, the Company had $527.6 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of September 30, 2020, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Previous Share Repurchase Programs

Our Board of Directors previously approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of no shares and 14,988 shares of our common stock for zero and $0.1 million during the three and nine months ended September 30, 2020, respectively, and 405,154 shares and 448,591 shares of our common stock for $3.1 million and $3.7 million during the three and nine months ended September 30, 2019, respectively. We settled the repurchase of 853,557 shares of our common stock for $8.3 million during the year ended December 31, 2019.

New Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash (used in) provided by operating activities	$(42.7)	$51.6
Net cash used in investing activities	$(3.1)	$(1.8)
Net cash provided by (used in) financing activities	$362.9	$(56.7)

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

Net cash used in operating activities for the nine months ended September 30, 2020 was $42.7 million, as compared to net cash provided by operating activities of $51.6 million for the nine months ended September 30, 2019. The decrease in cash provided by operating activities reflects the decrease in our net income and non-cash adjustment for deferred taxes decrease compared to the nine months ended September 30, 2019 of $651.3 million, partly offset by increases in non-cash adjustments primarily attributable to the goodwill and intangible asset charges of $597.1 million during the first nine months of 2020, as well as a decrease in the use of working capital of $36.6 million.  Net (loss) income plus non-cash items provided operating cash flows of $35.9 million and $93.6 million for the nine months ended September 30, 2020 and 2019, respectively. Cash (used in) provided by operating activities reflects the use of $78.6 million and $42.0 million for working capital in the nine months ended September 30, 2020 and 2019, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2020 increased $1.3 million to $3.1 million from $1.8 million in the comparable period in the prior year.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, borrowing and repayments on our debt to fund business acquisitions and our operations, payments of dividends prior to the suspension of the dividend policy and proceeds from the issuance of common stock associated with stock option exercises.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $362.9 million. The main source of cash from financing was proceeds of $400.1 million, net of $17.2 million in paid transaction costs, from the sale of Preferred Stock to Onex in the Initial Private Placement and the Onex Backstop as well as the sale of Preferred Stock to stockholders other than Onex in the Rights Offering.  For further discussion of this transaction, refer to Note 9, Shareholders’ Equity, in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q. Emerald X, Inc. had zero and $10.0 million in borrowings outstanding under the Revolving Credit Facility as of September 30, 2020 and December 31, 2019, respectively. During the nine months ended September 30, 2020, Emerald X, Inc. had a total of $10.0 million in net repayments under the Revolving Credit Facility, $5.4 million in quarterly dividend payments, $4.2 million in scheduled quarterly principal payments on the Amended and Restated Term Loan Facility, and a $0.5 million deferred payment for the acquisition of a business.

Free Cash Flow

Free Cash Flow for the nine months ended September 30, 2020 decreased $95.6 million, to outflow of $45.8 million from inflow of $49.8 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019.”

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

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant. In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 crisis on the travel and events industry, the Company’s forecasted results and its market value, we deemed it necessary to perform an interim goodwill and indefinite-lived intangible asset impairment assessment as of March 31, 2020.  In connection with the March 31, 2020 goodwill and indefinite-lived intangible asset impairment assessment, we recognized a non-cash goodwill impairment charge of $564.0 million and a non-cash indefinite-lived intangible asset impairment charge of $46.2 million. No goodwill impairment charges was recorded during the three months ended September 30, 2020.

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2020, as a result of the impact of the COVID-19 pandemic on certain of the Company’s brands, management became aware of circumstances indicating that the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluates recoverability of long-lived assets to be held and used by comparing the carrying amount of an asset to the future expected net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the Company’s long-lived assets were impaired and were required to be fair valued and compared to the carrying value. In connection with the March 31, 2020 long-lived intangible assets impairment assessment, we recognized a non-cash long-lived intangible asset impairment charge of $13.2 million. No long-lived asset impairment charges was recorded during the three months ended September 30, 2020. Refer to Note 6, Intangible Assets and Goodwill in the notes to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

While the fair value of our goodwill, indefinite lived intangible assets and long-lived assets other than goodwill approximate their carrying values at September 30, 2020, there can be no assurance that we will not be required to recognize additional impairment charges in future periods, including in connection with the annual impairment test on October 31, or as a result of future impairment tests that may be required based on specific events and circumstances. Such events and circumstances may include the  October 2020 decision and announcement to cancel or postpone several live events that were previously scheduled for the first quarter of 2021, a significant change in our business climate, the ongoing impacts associated with the COVID-19 pandemic, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. If the trading price of our common stock decreases further we may be required to recognize a non-cash charge relating to impairment of our goodwill and intangible assets, and any such charge may be material in the period in which it is recognized. A prolonged or significant decline in our stock price or market capitalization could be an indicator of goodwill and intangible asset impairment and constitute a triggering event that would require an interim assessment for potential goodwill and intangible asset impairment.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended September 30, 2020. However, in light of the pandemic, there is a high degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with the unhedged portion of our Amended and Restated Senior Secured Credit Facilities. See Note 7, Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of September 30, 2020, we had $526.6 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2020.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2020.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2020 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

On June 26, 2020, a putative class action complaint was filed in the Court of Chancery of the State of Delaware against the Company and its directors under the caption Steamfitters Local 449 Pension Plan v. Gilis et al., C.A. No. 2020-0522-JRS. The complaint alleged that the disclosures made in Emerald’s Form S-3 Registration Statement filed with the SEC on June 19, 2020 regarding the contemplated rights offering described therein omitted certain material information. The action was seeking, among other forms of relief, an injunction against the rights offering. The plaintiff also filed a motion for expedited proceedings. On July 2, 2020, the plaintiff filed a notice, voluntarily dismissing the action as moot and on July 17, 2020, the court entered an order of dismissal with prejudice dismissing the lawsuit. Emerald subsequently agreed to pay $390,000 in attorneys’ fees and expenses to plaintiff’s counsel in full satisfaction of plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on February 14, 2020, and our Quarterly Report on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, all of which are accessible on the SEC’s website at www.sec.gov, include detailed discussions of our risk factors. The following risk factors, which supplement the risk factors previously disclosed, should be considered in conjunction with the Risk Factors section in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time.

The global spread of the COVID-19 pandemic is complex and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread, such as restrictions and bans on travel or transportation; limitations on the size of gatherings; closures of work facilities, public buildings and businesses; cancellation of events, including trade shows, conferences and meetings; and quarantines and lock-downs. The pandemic and its consequences have forced us to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first quarter of 2021. These cancellations and postponements have had, and will continue to have, a negative impact on our business, operations, and financial results. The extent to which the pandemic impacts our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it will have on global and regional economies and economic activity, including the duration and magnitude of its impact on the industry sectors in which our trade shows, conferences and other events operate; its short and longer-term impact on our customers’ marketing, advertising or procurement budgets and their willingness or ability to travel to our events; actions that federal, state and local governments take in response to the pandemic, including limiting or banning travel and large gatherings; quarantine requirements; and how quickly economies, travel activity, and demand for face-to-face trade shows, conferences and other events recover after the pandemic subsides.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

Risks Related to Revenue and Collection of Insurance Proceeds: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from our live events, which depend on our ability to hold such events and the willingness of exhibitors and attendees to attend such events. While we are generally insured against losses incurred through December 31, 2021 resulting from the unavoidable cancellation, postponement, relocation and enforced reduced attendance at our events due to certain covered circumstances, including the outbreak of communicable disease, and have begun to file claims for our insured losses due to COVID-19, we cannot guarantee success with respect to any particular insurance claim, nor can we predict the timing of payment of insurance proceeds, if any. There is no guarantee or assurance as to the amount or timing of any additional recoveries from Emerald’s event cancellation insurance policy in excess of the amounts recovered to date.  In addition, the anticipated level of claim activity as a result of COVID-19 may make it difficult for Emerald to renew or replace its event cancellation insurance for future periods on similar terms, if at all.

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

As of September 30, 2020, Onex owned 47,058,332 shares of our common stock, representing 65.8% of our outstanding common stock. In addition, as of September 30, 2020, after giving effect to the Backstop Sale (as described below) Onex owned 69,718,919 shares of our Series A Preferred Stock, representing 69,718,919 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 85.3%.

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

The market price of our common stock could decline as a result of sales of a large number of our common stock in the market, or the sale of securities convertible into a large number of our common stock. The perception that these sales could occur may also depress the market price of our common stock. As of September 30, 2020 we had outstanding 71,445,992 shares of Series A Preferred Stock with an aggregate liquidation preference of approximately $7.1 million, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. The aggregate accreting return will increase the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock, which may result in a further decrease in the market value of our common stock. In addition, the terms of the Series A Preferred Stock provide that the conversion price may be reduced, which would result in the shares of Series A Preferred Stock being convertible into additional common stock upon certain events, including distributions on our common stock or issuances of additional common stock or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of common stock upon conversion of the Series A Preferred Stock would result in immediate dilution to existing holders of our common stock, which dilution could be substantial. In addition, the market price of our common stock may be adversely affected by such factors as whether the market price is near or above the conversion price, which could make conversion of the shares of Series A Preferred Stock more likely.

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

During 2020, we recorded noncash adjustments to our recorded asset balance for certain intangible assets, and we may be required to record further such adjustment in future periods that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets.  The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. The continued impact of COVID-19 on our business, slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that the carrying values of our intangible assets or goodwill exceed their fair values, which could lead to potential impairments that could impact our operating results. For the nine months ended September 30, 2020 we recorded non-cash goodwill impairments of $564.0 million and non-cash intangible asset impairments of $49.6 million and $9.8 million for certain trade names and certain customer relationships, respectively. For the year ended December 31, 2019, we recorded non-cash goodwill impairments of $69.4 million and non-cash intangible asset impairments of $8.7 million and $8.3 million for certain customer relationships and certain trade names, respectively.  There can be no assurance that we will not record further impairment charges in future periods.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Share Repurchase Program

On October 5, 2020, our Board authorized and approved a $20.0 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise.

Series A Preferred Stock

On August 13, 2020, the Company completed the previously announced issuance and sale of 22,660,587 shares (the “Backstop Sale”) of its 7% Series A Convertible Participating Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), to OPV Gem Aggregator LP, a Delaware limited partnership (in its capacity as assignee of Onex Partners V LP) (OPV Gem Aggregator LP and Onex Partners V LP, together with certain investment funds managed by an affiliate of Onex Corporation that are currently holders of the Company’s outstanding common stock, collectively “Onex”). The Backstop Sale was completed pursuant to the Investment Agreement dated as of June 10, 2020 between Onex Partners V LP and the Company, under which, among other things, Onex had agreed to purchase, for a subscription price equal to $5.60 per share, any shares of Series A Preferred Stock not subscribed for by the Company’s common stockholders in the Company’s previously announced offering of non-transferable rights (the “rights offering”) to purchase shares of its Series A Preferred Stock. The Company sold a total of 71,446,346 shares of Series A Preferred Stock pursuant to the Investment Agreement and the rights offering, of which Onex purchased a total of 69,718,919 shares, including the shares purchased pursuant to the Backstop Sale. Proceeds from all such sales of approximately $400 million, including approximately $126.9 million in connection with the Backstop Sale, were used to repay outstanding borrowings under the Company’s revolving credit facility, with the remainder used to pay certain fees and expenses associated with the sale of the Series A Preferred Stock and for general corporate purposes, including organic and acquisition growth initiatives. The issuance and sale of the 22,660,587 shares of Series A Preferred Stock by the Company to Onex in the Backstop Sale is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Onex has represented to the Company that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the Series A Preferred Stock is being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing shares of Series A Preferred Stock or shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) issued in connection with any future conversion of the Series A Preferred Stock. The shares of Common Stock issuable to Onex upon conversion of shares of the Series A Preferred Stock will be issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act or pursuant to another available exemption.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: November 3, 2020	By:	/s/ David Doft
David Doft
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)