Form 10-K
period 2020-12-31
Emerald Holding, Inc.
filed 2021-02-23
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38076

Emerald Holding, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	42-1775077
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Broadway, 14th Floor New York, NY	10005
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 226-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	EEX	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐    NO  ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The New York Stock Exchange on June 30, 2020, the last business day of the Registrant’s most recently completed second quarter, was $75,136,193.

47,552,525 shares of the Registrant's voting stock, which were held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2020 have been excluded from this number in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 18, 2021 was 72,373,230.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2020.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the severe ongoing impact of the COVID-19 pandemic and the other risk factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Holding, Inc., formerly known as Emerald Expositions Events, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2020,” which refers to our fiscal year ended December 31, 2020.

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

Our trade show franchises typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is typically held at least annually, with certain franchises offering multiple editions per year. As our shows are frequently the largest and most well attended in their respective industry verticals, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these qualified attendees makes our trade shows compelling events for our exhibitors, further reinforcing the leading positions of our trade shows within their respective industry verticals. Our attendees use our shows to fulfill procurement needs, source new suppliers, reconnect with existing suppliers, identify trends, learn about new products and network with industry peers, which we believe are factors that make our shows difficult to replace. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers. The scale and qualified attendance at our trade shows translates into an exceptional value proposition for participants, resulting in a self-reinforcing “network effect” whereby the participation of high-value attendees and exhibitors drives high participant loyalty and predictable, recurring revenue streams.

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific event sector. We also offer B2B ecommerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our recently-acquired Elastic Suite platform. In addition to their respective revenues, these products support our live events by delivering year-round channels for customer acquisition and development.

Our History

In June 2013, certain investment funds managed by an affiliate of Onex Corporation (such funds, collectively with Onex Partners V LP, “Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions. Since the Onex Acquisition, we have acquired and integrated 20 industry-leading, high-quality events and complementary businesses of various sizes for aggregate consideration of approximately $716 million.

In June 2020, we entered into an investment agreement with Onex Partners V LP  (“Onex Partners V”), pursuant to which we agreed to issue to Onex Partners V, in a private placement transaction, 47,058,332 shares of our Series A Convertible Participating Preferred Stock ( the “Series A Preferred Stock”)  for a purchase price of $5.60 per share (the “Series A Price per Share”), for which we received aggregate proceeds of approximately $252.0 million, net of fees and estimated expenses of $11.6 million. In conjunction with the investment agreement with Onex Partners V, we announced a rights offering to holders of our outstanding common stock of one non-transferable subscription right for each share of our common stock held, with each right entitling the holder to purchase one share of Series A Preferred Stock at the Series A Price per Share, backstopped by Onex Partners V (the “Onex Backstop”).  The rights offering was completed in July of 2020. We received net proceeds of approximately $9.7 million from this rights offering. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of Series A Preferred Stock were sold to Onex in exchange for proceeds of approximately $121.3 million, net of fees and expenses of $5.6 million.

As of December 31, 2020, Onex owned 47,058,332 shares of our common stock, representing 65.2% of our outstanding common stock. In addition, as of December 31, 2020, after giving effect to the Onex Backstop Onex owned 69,718,919 shares of our Series A Preferred Stock, representing 161,891,916 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 85.6%.

In 2020, we completed two acquisitions. In December, we acquired EDspaces, the education industry’s primary conference and event focused on the future of learning environments.

On December 31, 2020, we acquired PlumRiver Technologies (“PlumRiver”), an international provider of software-as-a-service technology through its Elastic Suite platform. Elastic Suite’s platform streamlines the wholesale buying process for both brands and retail buyers, creating a digital year-round transactional platform for use by Emerald’s customers. We believe this acquisition will accelerate Emerald’s strategy to provide 365-day-per-year engagement for its customer base regardless of location by expanding its digital commerce capabilities and providing its customers with transactional functionality, including enterprise-level integration to brands’ ERP systems, allowing customers to manage orders, real-time inventory, and product merchandising. PlumRiver is integrated with leading manufacturers and retailers across numerous industries, most notably in the outdoor, surf, cycling, footwear and sporting goods verticals, and is expected to complement Emerald’s portfolio of leading show brands including Outdoor Retailer and Surf Expo, among others. PlumRiver’s Elastic B2B platform bridges the gap between sellers’ order processing systems and allows brands to sell directly to their buyers using print-free digital product catalogs and merchandising technology, enabling brands to increase their efficiency, effectiveness, sustainability and profitability.

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

We typically generate the significant majority of our revenue through the live events that we operate, with the remaining revenue generated by other marketing services, including digital media and print publications that complement our event properties in the industry sectors we serve. The ongoing COVID-19 pandemic and its consequences forced us to cancel or postpone a significant portion of our event calendar beginning in March 2020 through the end of the year and the first half of 2021. As a result, only 75% of our revenue for the year ended December 31, 2020 was generated through in person events, and 25% from virtual events other marketing services. By contrast, we generated 92% of our revenue for the year ended December 31, 2019 through the live events that we operated. The remaining 8% of our revenue for the year ended December 31, 2019 was generated from other marketing services. Each of our other marketing services products allows us to remain in close contact with, and market to, our existing event audiences throughout the year.

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

Retail

Spanning a vast market of products, our retail experiences cover merchandising, licensing, sourcing, and marketing to enable professionals to shop intelligently, make informed decisions, and meet consumer demands. Buying customers are able to discover rare finds and big sellers in a complete marketplace of options, along with new brands, potential partners, and beneficial seminars across popular and profitable categories. Events produced in this category include:

☐ ASD Market Week (“ASD”)	☐ JA New York
☐ COUTURE	☐ NY NOW
☐ Impressions	☐ Outdoor Retailer (“OR”)
☐ International Pizza Expo	☐ RetailX

Design & Construction

Our shows in the Design & Construction industry sector catering to the construction, hospitality, and interior design sectors serving the hotel, resort, retail, healthcare facilities, restaurant, bar, spa, and in-store marketing categories. Targeted attendees include interior designers, architects, owners and operators, developers, and specifiers and purchasers working within these industries. This sector is well-suited for trade shows because design and construction are highly visual and tactile processes, requiring the in-person experience and interaction provided by trade shows. By aggregating a wide range of products under one roof, these trade shows save time and expense for designers and other attendees who would otherwise have to independently visit hundreds of showrooms that may be located in different cities. Examples of our events produced in this category include:

☐ Boutique Design New York (“BDNY”)	☐ Hospitality Design Expo (“HD Expo”)
☐ Environments for Aging Expo & Conference (“EFA”)	☐ ICFF (previously International Contemporary Furniture Fair)
☐ Healthcare Design Expo & Conference	☐ Kitchen & Bath Industry Show (“KBIS”)

Technology

With technology expanding at a rapid pace, professionals in every aspect of commerce—from engineering to electronics, and visual arts to security—must stay on top of the latest advancements to help them stay informed, efficient, and competitive. Our technology events provide experiences that connect businesses of all sizes with innovative products, operational strategies, and integration opportunities to drive new business, increased profits, and streamlined processes. Through exciting show floors, thought leadership, and networking events, decision-makers in these industries can thrive in the midst of digital progress and change. Some examples of our events produced in this category include:

☐ CEDIA Expo	☐ Internet Retailer Conference & Exhibition (“IRCE”)
☐ Digital Dealer	☐ RFID Journal Live (“RFID Live”)
☐ The International Drone Conference & Exposition (“InterDrone”)	☐ Total Tech Summit

Equipment

Our equipment experiences outfit aerospace, construction, industrial, medical, and hospitality professionals with the tools and resources necessary to operate, build, and repair structures, vehicles, and devices of every kind. These events and surrounding platforms serve as a marketplace featuring vendors and innovative products and services, as well as educational centers, supporting a wide array of industries. Examples of our events produced in this category include:

☐ The Hotel Experience (“HX”)	☐ National Pavement Expo
☐ International Fastener Expo	☐ PhotoPlus Expo
☐ Medtrade	☐ Wedding & Portrait Photographers International (“WPPI”)

Safety

Seeking the innovations to ensure physical and cyber security, these experiences prepare professionals with advanced systems, training, and networking. With an integration of events and media, representatives and decision-makers from leading-edge companies have access to key resources year-round. Examples of our events produced in this category include:

☐ Campus Safety	☐ Security Sales & Integration
☐ Marine Military Expos

Other Marketing Services

Other Marketing Services consist of print publications and digital media products that complement our trade show properties, which generated 20.6% of our revenues for the year ended December 31, 2020. These print and digital media products are closely aligned with several of our events across the portfolio categories, facilitating year-round customer contact, new customer generation and content marketing vehicles.  Some examples of these products are:

☐ Healthcare Design	☐ Kitchen & Bath Business (“KBB”)
☐ Hospitality Design	☐ Pizza Today
☐ Impressions ☐ PlumRiver	☐ Retail TouchPoints

Reportable Segments

As described in Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the determination of our reportable segments is consistent with the information provided our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining three operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

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

Competition

The trade show industry is highly fragmented, with approximately 9,400 B2B trade shows held per year in the United States according to the Center for Exhibition Industry Research, of which a majority are owned by industry associations, according to Advanced Market Research. Individual trade shows typically compete for attendees and exhibitors only against the other trade shows that are relevant to their industry vertical. The level of competition each of our trade shows faces therefore varies by industry vertical.  In addition, PlumRiver’s Elastic Suite platform competes with several other well-capitalized software-as-a-service technology platforms.

Other well-established for-profit companies competing in the U.S. trade show industry include Reed Exhibitions, Informa Exhibitions and Clarion Events.

Seasonality

As is typical for the trade show industry, our business has historically been seasonal, with revenue recognized from trade shows typically reaching its highest level during the first quarter of each calendar year, and its trough during the fourth quarter, largely due to the timing of our trade shows. In 2019, 40%, 28%, 22% and 10% of our trade show revenue was generated during the first, second, third and fourth quarters, respectively. In 2020, 98% of our trade show revenue was generated during the first quarter because substantially all of our in-person events were cancelled beginning in March 2020 and through December 31, 2020.

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

Human Capital Resources

As of December 31, 2020, we had 542 full-time employees. Our management team principally works from our New York City headquarters (60 employees) and our Southern California corporate offices (111 employees), with members of our sales team distributed throughout the United States, mainly near the geographic markets they serve.  In addition to our full-time resources, we also utilize staffing agencies to fill temporary staffing needs on an event-by-event basis.

We are not involved in any disputes with our employees and believe that relations with our employees are good. None of our employees are subject to collective bargaining agreements with unions. However, some facilities where we hold our trade shows require our decorators to use unionized labor.

In order to protect our workforce from the outbreak of COVID-19, in March 2020 we transitioned substantially all of our employees to a remote/work-from-home arrangement. As of December 31, 2020, most of our employees continue to work remotely, and 13 employees remained furloughed. As we resume in-person events on a limited basis in markets where such events are permitted, we have prioritized the health and safety of exhibitors, attendees and our employees, taking extensive COVID protective measures. We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, train, retain, and motivate qualified personnel. The growth and development of our workforce is an integral part of our success. We are also committed to developing and fostering a culture of diversity and inclusion and know that a company’s ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives.

To further these goals, we offer our employees:

•	Flexible work hours and time off to do their best work;
•	A comprehensive welfare package that includes a wide variety of benefits;
•	Opportunities to build a solid financial foundation, including a 401k plan;
•	Opportunities to give back in impactful ways through the Emerald Cares volunteer program; and
•	On-the-job training, development opportunities, and quality experiences designed to help all Emerald team members elevate their knowledge, grow their skills, and further their careers.

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

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, Emerald is insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In addition, coverage extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. This insurance also includes a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories.

The aggregate limit under these event cancellation insurance policies is approximately $191.1 million in 2020 and $191.4 million in 2021 if losses arise for reasons within the scope of this policy. In addition to this primary policy, Emerald maintains a separate event cancellation insurance policy for the Surf Expo Summer 2020 and Surf Expo Winter 2021 shows, with a coverage limit of $6.0 million and $7.7 million, for each respective event. The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. As of December 31, 2020, we have received proceeds of $89.2 million in respect of claims filed under our event cancellation insurance policies. To date, we have submitted $167.4 million in claims for impacted or cancelled events previously scheduled to take place in 2020. There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policies.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion relating to our event cancellation insurance coverage and proceeds received under the Company’s policy.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge on our website at investor.emeraldx.com when such reports are made available on the SEC’s website. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

The global spread of the COVID-19 pandemic has been severe and rapidly-evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread. These restrictions include limitations and bans on travel or transportation; limitations on the size of gatherings; closures of work facilities, public buildings and businesses; cancellation of events, including trade shows, conferences and meetings; and quarantines and lock-downs. The pandemic and its consequences forced us to cancel or postpone a substantial portion of our event calendar for 2020 and the first half of 2021. These cancellations and postponements have had, and will continue to have, a severely negative impact on our business, operations, and financial results. The extent to which the ongoing pandemic continues to impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it will have on global and regional economies and economic activity, including the duration and magnitude of its impact on the industry sectors in which our trade shows, conferences and other events operate; its short and longer-term impact on our customers’ marketing, advertising or procurement budgets and their willingness or ability to travel to our events; actions that federal, state and local governments take in response to the pandemic, including limiting or banning travel and large gatherings; quarantine requirements; effectiveness and distribution of vaccinations; and how quickly economies, travel activity, and demand for face-to-face trade shows, conferences and other events recover after the pandemic subsides.

More specifically, the COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•

COVID-19 Risks Related to Revenue and Collection of Insurance Proceeds: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from our live events, which depend on our ability to hold such events and the willingness of exhibitors and attendees to attend such events. While we are generally insured against losses incurred through December 31, 2021 resulting from the unavoidable cancellation, postponement, relocation and enforced reduced attendance at our events due to certain covered circumstances, including the outbreak of communicable disease, and have filed substantial claims for our insured losses due to COVID-19, we cannot guarantee success with respect to any particular insurance claim beyond our initial recoveries, nor can we predict the timing of payment of additional insurance proceeds. There is no guarantee or assurance as to the amount or timing of any additional recoveries from Emerald’s event cancellation insurance policy in excess of the amounts recovered to date.  In addition, the anticipated level of claim activity as a result of COVID-19 is expected to make it difficult for Emerald to renew or replace its event cancellation insurance for future periods on similar terms, if at all. The impact of COVID-19 could also cause a long-term reduction in the willingness of exhibitors and attendees to travel to our events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. COVID-19 has also negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our other marketing services revenue, as our customers adjust marketing and advertising spending due to the economic impact of the pandemic.

•

COVID-19 Risks Related to Operations: In response to COVID-19, most of our employees continue to work remotely and many of our key vendors have similarly continued to work remotely.  As a result of such remote work arrangements, we anticipate that certain operational, reporting, accounting and other processes may slow, which may result in longer time to execute critical business functions. COVID-19 could negatively affect our internal controls over financial reporting as we have placed many of our team members on furlough and our remaining team members are required to work from home and, therefore, new processes, procedures and controls could be required to respond to changes in our business environment. Further, should any key team members become ill from COVID-19 and unable to work, the attention of our management team could be diverted. In addition, because of our decision to cancel or postpone a significant portion of our event calendar for the remaining year, we have taken steps to furlough a number of our event operations and registration personnel. Such steps, and further changes we may make in the future to reduce costs, may negatively impact our ability to attract and retain qualified personnel, and our reputation and market share may suffer as a result. For example, if our furloughed personnel do not return to work with us when the COVID-19 pandemic subsides, including because they find new jobs during the furlough, we may experience operational challenges that impact successful event execution, and could limit our ability to grow and launch new events.

COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risks we face, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price. Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations. In these dynamic circumstances, there may be developments outside our control requiring us to adjust our operating plan.

During 2020, we recorded noncash adjustments to our recorded asset balance for certain intangible assets, and we may be required to record further such adjustment in future periods that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets.  The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. The continued impact of COVID-19 on our business, slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that the carrying values of our intangible assets or goodwill exceed their fair values, which could lead to potential impairments that could impact our operating results. For the year ended December 31, 2020 we recorded non-cash goodwill impairments of $603.4 million and non-cash intangible asset impairments of $60.9 million and $15.9 million for certain trade names and certain customer relationships, respectively. For the year ended December 31, 2019, we recorded non-cash goodwill impairments of $69.4 million and non-cash intangible asset impairments of $8.7 million and $8.3 million for certain customer relationships and certain trade names, respectively.  There can be no assurance that we will not record further impairment charges in future periods.

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

The demand for desirable dates and locations for our trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations, and, while they generally entitle us to a last look before the venue is rented to a third party during the reservation period, these reservations are not binding on the facility owners until we execute a definitive contract with the owner. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities, such as the move of Outdoor Retailer from Salt Lake City, Utah to Denver, Colorado in January 2018, can adversely affect customer behavior. Similarly, significant timing and frequency changes, such as the move of Outdoor Retailer Winter Market from November 2019 to January 2020 and the shift from a three-show to two-show format for Outdoor Retailer in 2019, can also result in unanticipated customer reactions. External factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may depress the desire of exhibitors and attendees to attend our trade shows held in certain locations. Our inability to secure or retain desirable dates and locations for our trade shows could have a material effect on our business, financial condition, cash flows and results of operations.

Attendance at our shows could decline as a result of disruptions in global or local travel conditions, such as congestion at airports, the risk of or an actual terrorist action, adverse weather or fear of communicable diseases.

The number of attendees and exhibitors at our trade shows may be affected by a variety of factors that are outside our control. Because many attendees and exhibitors travel to our trade shows via airplane, factors that depress the ability or desire of attendees and exhibitors to travel to our trade shows, including, but not limited to: an increased frequency of flight delays or accidents; outbreaks of contagious disease, such as the COVID-19 pandemic; increased costs associated with air travel; actual or threatened terrorist attacks; the imposition of heightened security standards or bans on visitors from particular countries outside the United States; or acts of nature, such as earthquakes, storms and other natural disasters, could have a material adverse effect on our business, financial condition, cash flows and results of operations. For example, in addition to the impact of the COVID-19 pandemic, we experienced disruptions to ISS Orlando, Surf Expo and ICFF South Florida during the third quarter of 2017 as a result of the impact of Hurricane Irma, cancelled ISS Orlando and Surf Expo during the third quarter of 2019 as a result of Hurricane Dorian, and may be forced to cancel or re-locate future trade shows in the event of other natural or man-made disasters. While we are generally insured against direct losses resulting from event cancellations due to circumstances outside of our reasonable control, one or more of the factors described above could cause a long-term reduction in the willingness of exhibitors and attendees to travel to attend our trade shows, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may fail to accurately monitor or respond to changing market trends and adapt our trade show portfolio accordingly.

Our success depends in part upon our ability to monitor changing market trends and to adapt our trade shows, acquire existing trade shows or launch new trade shows to meet the evolving needs of existing and emerging target audiences. The process of researching, developing, launching and establishing profitability for a new trade show may lead to initial operating losses. While we did not launch any new in-person events in 2020 due to the impact of COVID-19, we launched five new events in 2019, and expect to continue to launch new events in future periods. Our efforts to adapt our trade shows, or to introduce new trade shows into our portfolio, in response to our perception of changing market trends, may not succeed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We have historically depended on our top five trade shows to generate a significant portion of our revenues. For the year ended December 31, 2019, which is the last year in which our operations were not negatively impacted by the COVID-19 pandemic, our top five shows were KBIS, ASD Market Week March, ASD Market Week August, Outdoor Retail Summer Market and NY NOW Summer. For the year ended December 31, 2020, these shows represented 19.3% of our total revenues. For the year ended December 31, 2019, these shows represented 29.8% of our total revenues. Notwithstanding the fact that ASD Market Week and NY NOW represent multiple product categories and that all of our top five shows are highly diversified by customer, a significant decline in the performance or prospects of any one of these significant trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The PlumRiver Acquisition presents business, financial, and integration risks.

On December 31, 2020, we completed the PlumRiver Acquisition. The PlumRiver Acquisition expands our business into a new business line through its Elastic Suite software-as-a-service technology with digital commerce capabilities, which involves a number of financial, accounting, managerial, operational, integration, compliance and other risks and challenges. The PlumRiver Acquisition entails important risks, including the risk that the PlumRiver business could under-perform relative to our expectations and the purchase price for the acquisition or not perform in accordance with our anticipated timetable, or we could fail to operate such business profitably; the risk that we are unable to successfully integrate PlumRiver’s operations and employees and realize its benefits, including the potential impact of the consummation of the proposed transaction on relationships, including with customers, employees and competitors; changes in general economic, business and political conditions which affect the PlumRiver business, including significant competition in the marketplace.

We intend to continue to be acquisitive, and our acquisition growth strategy entails risk.

Our acquisition growth strategy entails various risks, including, among others:

•

the risks inherent in identifying desirable acquisition candidates, including management time spent away from running our core business and external costs associated with identifying such acquisition candidates;

•	the risk that we turn out to be wrong with respect to selecting and consummating what we had believed to be accretive acquisitions;
•	the risk of overpaying for a particular acquisition;
•	the risks of successfully integrating the PlumRiver Acquisition or other acquisitions and retaining the key employees and/or customers of acquired businesses;
•	the risks relating to potential unknown liabilities of acquired businesses;
•	the cultural, execution, currency, tax and other risks associated with any future international expansion; and
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

We rely on trademark, trade secret and copyright laws in the United States and on company policies and confidentiality agreements with our employees, consultants, advisors and collaborators to protect our proprietary rights, including with respect to the names of our trade shows, our exhibitor and attendee contact databases and other intellectual property rights. Our confidentiality agreements may not provide adequate protection of our proprietary rights in the event of unauthorized use or disclosure of our proprietary information or if our proprietary information otherwise becomes known, or is independently developed, by competitors. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business. We rely on our trademarks, trade names and brand names to distinguish our trade shows from those of our competitors, and have registered and applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved or that our federal registrations will be upheld if challenged. Third parties may oppose our applications or otherwise challenge our use of our trademarks through administrative processes or litigation. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and/or services, which could result in the loss of brand recognition and could require us to devote resources to advertising and marketing new brands, and we may face reputational damage and incur costs associated with defending any such oppositions or litigation. Further, we cannot assure you that competitors will not infringe upon our trademarks, or that we will identify all such infringements or have adequate resources to properly enforce our trademarks.

We face risks associated with event cancellations or other interruptions to our business, which the insurance we maintain may not fully cover.

We maintain business interruption, event cancellation, casualty, general commercial and umbrella and excess liability insurance, as well as policies relating to workers’ compensation, director and officer insurance, property and product liability insurance, and cyber security insurance. Our insurance policies may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of all losses, lost sales or increased costs experienced during business interruptions or event cancellations. For example, in addition to the ongoing impact of the COVID-19 pandemic, we experienced disruptions to ISS Orlando, Surf Expo and ICFF South Florida during the third quarter of 2017 as a result of the impact of Hurricane Irma, cancelled ISS Orlando and Surf Expo during the third quarter of 2019 as a result of Hurricane Dorian, and we may be forced to cancel future trade shows in the event of other natural or man-made disasters. Our recent claims history, combined with the increased frequency of natural disasters due to climate change or other factors, has resulted in increased event cancellation insurance premiums, and we cannot guarantee that such premium increases will not continue in the future or that event cancellation insurance will be available to effectively cover all of our businesses. In addition, many of our trade shows are held in government-owned facilities, including three that are held on military bases operated by the U.S. government. These governmental entities may have the right to exclude us from the venues, or may not give us executed venue contracts until immediately prior to a scheduled trade show. While we are insured against losses arising from event cancellations, we are not reimbursed for any property that is discarded or destroyed or that we are required to replace because our existing assets are temporarily inaccessible. Such losses could have a negative impact on our business.

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

Risks Relating to our Indebtedness

Our significant indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.

We have a significant amount of indebtedness. As of December 31, 2020, we had $525.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $149.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (as defined below) (after giving effect to $1.0 million of outstanding letters of credit).

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
•

exposing us to the risk of increased interest rates as borrowings under our Amended and Restated Senior Secured Credit Facilities (to the extent not hedged) bear interest at variable rates, including increases or changes resulting from the replacement or unavailability of LIBOR, which could further adversely impact our cash flows;

•	limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete;
•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;
•	impairing or restricting our ability to repay or refinance borrowings under the Amended and Restated Term Loan Facility;
•	impairing our ability to obtain additional financing in the future; and
•	increasing our cost of borrowing.

Any one of these limitations could have a material effect on our business, financial condition, cash flows, results of operations and ability to satisfy our obligations in respect of our outstanding debt.

Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the Amended and Restated Senior Secured Credit Facilities) has occurred and is continuing, we have the option to add one or more incremental term loan or revolving credit facilities or increase commitments under the Amended and Restated Revolving Credit Facility by an aggregate amount of the sum of (X) (i) if the incremental loans are first lien loans, an amount such that the first lien net leverage ratio does not exceed 4.00:1.00, (ii) if the incremental loans are junior lien loans, an amount such that the secured net leverage ratio does not exceed 4.00:1.00, (iii) if the incremental loans are unsecured, either the total net leverage ratio does not exceed 5.00:1.00 or the fixed charge coverage ratio is not less than 2.00:1.00, or, in each case, if the incremental loans are incurred with a permitted acquisition, an amount such that the applicable leverage ratio will not increase as a result of the permitted acquisition (on a pro forma basis giving effect to the incremental loans); plus (Y) an amount equal to certain prior voluntary prepayments, loan buybacks and commitment reductions of loans under the Amended and Restated Senior Secured Credit Facilities, plus (Z) an amount equal to the greater of $160 million and 100% of Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). As of December 31, 2020, we had $525.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $149.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $1.0 million of outstanding letters of credit). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

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

Our stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly in recent months from historical trading levels as a result of a variety of factors, some of which are beyond our control. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline further as a result. This volatility may prevent you from being able to sell your common stock at or above the price you paid for your common stock. Additionally, further declines in our stock price could require further goodwill writedowns.

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

As of December 31, 2020, Onex owned 47,058,332 shares of our common stock, representing 65.8% of our outstanding common stock. In addition, as of December 31, 2020, Onex owned 69,718,919 shares of our Series A Preferred Stock, representing 161,891,916 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 85.6%.

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

The market price of our common stock could decline as a result of sales of a large number of our common stock in the market, or the sale of securities convertible into a large number of our common stock. The perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2020 we had outstanding 71,445,992 shares of Series A Preferred Stock with an aggregate liquidation preference of approximately $14.1 million, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. The aggregate accreting return will increase the number of shares of common stock issuable upon the conversion of the Series A Preferred Stock, which may result in a further decrease in the market value of our common stock. In addition, the terms of the Series A Preferred Stock provide that the conversion price may be reduced, which would result in the shares of Series A Preferred Stock being convertible into additional common stock upon certain events, including distributions on our common stock or issuances of additional common stock or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of common stock upon conversion of the Series A Preferred Stock would result in immediate dilution to existing holders of our common stock, which dilution could be substantial. In addition, the market price of our common stock may be adversely affected by such factors as whether the market price is near or above the conversion price, which could make conversion of the shares of Series A Preferred Stock more likely.

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

Two of our ten directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’ ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.  In January 2018, Onex completed its acquisition of SMG Holdings Inc. (“SMG”), a leading global manager of convention centers, stadiums, arenas, theaters, performing arts centers and other venues. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). Certain of our events are staged in ASM managed venues and two of our directors affiliated with Onex are also directors of ASM.

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

We intend to continue to take advantage of each of the exemptions described above. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We could be an emerging growth company for up to five years following our 2017 IPO. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions will result in less active trading or more volatility in the price of our common stock.

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

•	provide that our board of directors is expressly authorized to adopt, alter, or repeal our second amended and restated bylaws;
•	provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders;
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
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

General Risk Factors

At any given point in time, general economic conditions may have an adverse impact on the industry sectors in which our trade shows, conferences and other events operate, and therefore may negatively affect demand for exhibition space and attendance at our trade shows, conferences and other events.

Our results are influenced by domestic as well as global general economic conditions because we draw exhibitors and attendees from around the world, such as the severe impact in 2020 from the COVID-19 pandemic.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have five key offices located in New York, New York; San Juan Capistrano, California; Alpharetta, Georgia; Denver, Colorado; and Culver City, California. We also have several other smaller locations throughout the United States, including in White Plains, New York; Hasbrouck Heights, New Jersey; Rye, New Hampshire; Framingham, Massachusetts; Blue Ash, Ohio; Louisville, Kentucky; and State College, Pennsylvania. We lease our offices from third parties on market terms and, in some cases following an acquisition, through transition services agreements with the applicable seller.

Item 3. Legal Proceedings.

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol "EEX". The approximate number of record holders of our common stock on February 18, 2021 was 40. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In October 2020, we announced that our Board of Directors had authorized a $20 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by our Board of Directors. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

In July 2019, we announced that our Board of Directors had authorized a $30 million share repurchase program. Share repurchases may be made from time to time through and including July 31, 2020, subject to early termination or extension by the Board of Directors, through open-market purchases, either with or without a 10b5-1 plan, block transactions, privately negotiated purchases or otherwise. The repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase and the timing and amount of any shares repurchased under the program will depend on a variety of factors, including available liquidity, general market and economic conditions, regulatory requirements, capital structure optimization, valuation metrics and other factors. This share repurchase program was discontinued in the first quarter of 2020.

In November 2018, we announced that our Board of Directors had authorized a $20 million share repurchase program. Share repurchases under this program were authorized through December 31, 2019. There were no remaining amounts available to repurchase shares related to the share repurchase plan announced in November 2018 at December 31, 2019.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2020, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2020 - October 31, 2020	78,661	$2.75	$19.8
November 1, 2020 - November 30, 2020	—	—	19.8
December 1, 2020 - December 31, 2020	125,176	4.50	19.2
Total	203,837

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and our peer groups for the period from April 28, 2017, the first day our stock began trading on the New York Stock Exchange, through December 31, 2020. The comparison assumes an initial investment of $100 at the close of business on April 28, 2017 in our stock and in each of the indices and also assumes the reinvestment of dividends where applicable. This historical performance is not necessarily indicative of future performance.

(1)	Exhibition Peers include Ascential PLC, Hyve Group Plc, Informa PLC, Relx PLC and Viad Corp.
(2)	Business Services Peers include Aramark, Barrett Business Services, Inc., KForce Inc. and TrueBlue, Inc.
(3)	Advertising and Entertainment Peers include Cinemark Holdings, Inc. and National CineMedia, Inc.
(4)	Digital Information Services & Research Peers include Gartner, Inc., IHS Markit Ltd., John Wiley & Sons, Inc. and Nielsen Holdings plc.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2020, 2019, 2018, 2017 and 2016, and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements.

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

	Year Ended December 31,
	2020(1)	2019(1)	2018(1)	2017(1)	2016(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenue	$127.4	$360.9	$380.7	$341.7	$323.7
Other income	107.0	6.1	—	6.5	—
Cost of revenues	57.6	120.2	112.1	95.0	84.4
Selling, general and administrative expenses(2)	118.6	133.4	121.8	121.9	98.9
Depreciation and amortization expense	48.6	52.0	46.8	43.2	40.0
Goodwill impairments(3)	603.4	69.1	—	—	—
Intangible asset impairments(4)	76.8	17.0	104.3	—	—
Operating (loss) income	(670.6)	(24.7)	(4.3)	88.1	100.4
Interest expense	20.6	30.3	29.1	38.3	51.4
Loss on extinguishment of debt(5)	—	—	—	3.0	12.8
(Loss) income before income taxes	(691.2)	(55.0)	(33.4)	46.8	36.2
(Benefit from) provision for income taxes	(57.6)	(5.0)	(8.3)	(35.0)	14.0
Net (loss) income and comprehensive (loss) income	(633.6)	(50.0)	(25.1)	81.8	22.2
Accretion on and net income allocated to 7% Series A Convertible Participating Preferred Stock (6)	(14.1)	—	—	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(647.7)	$(50.0)	$(25.1)	$81.8	$22.2

Net (loss) income per share attributable to common stockholders
Basic	$(9.07)	$(0.70)	$(0.34)	$1.19	$0.36
Diluted	$(9.07)	$(0.70)	$(0.34)	$1.13	$0.35
Weighted average common shares outstanding
Basic	71,431	71,719	72,887	68,912	61,859
Diluted	71,431	71,719	72,887	72,116	63,294
Dividends declared per common share	$0.0750	$0.2975	$0.2875	$0.2100	$—

Statement of cash flows data:
Net cash (used in) provided by operating activities	$(37.1)	$67.8	$103.9	$110.8	$93.0
Net cash used in investing activities	$(37.3)	$(16.7)	$(74.7)	$(95.5)	$(51.9)
Net cash provided by (used in) financing activities	$360.1	$(62.0)	$(19.6)	$(19.3)	$(42.5)

	As of December 31,
	2020	2019	2018	2017	2016
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$295.3	$9.6	$20.5	$10.9	$14.9
Total assets(7)	$1,054.4	$1,471.7	$1,580.0	$1,637.9	$1,572.5
Total debt(8)	$525.2	$535.4	$569.9	$554.2	$702.1
Total liabilities	$659.9	$831.5	$871.7	$876.7	$1,044.8

(1)

Financial data for the year ended December 31, 2019 includes the results of G3 Communications since its acquisition on November 1, 2019. Financial data for the year ended December 31, 2018 includes the results of the Technology Brands since their acquisition on August 20, 2018 and BDNY, since their acquisition on October 15, 2018. Financial data for the year ended December 31, 2017 includes the results of CEDIA Expo since its acquisition on January 25, 2017, InterDrone Conference & Exposition since its acquisition on March 10, 2017, Snow Show since its acquisition on May 24, 2017 and Connecting Point Marketing Group (“CPMG”) since its acquisition on November 29, 2017. Financial data for the year ended December 31, 2016 includes the results of The International Gift Exposition in the Smokies and the Souvenir Super Show (“IGES”) since its acquisition on August 1, 2016, The Swim Collective and Active Collective trade shows since their acquisition on August 8, 2016, Digital Dealer Conference & Expo since its acquisition on October 11, 2016, National Pavement Expo since its acquisition on October 18, 2016, RFID Journal LIVE! since its acquisition on November 15, 2016 and American Craft Retailers Expo (“ACRE”) since its acquisition on December 13, 2016.

(2)

Selling, general and administrative expenses for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 included $7.0 million, $6.4 million, $9.2 million, $23.5 million and $7.7 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including one-time severance, legal and advisory fees. Also included in selling, general and administrative expenses for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 were stock-based compensation expenses of $6.7 million, $7.7 million, $6.1 million, $2.4 million and $3.0 million, respectively.

(3)

The goodwill impairments for the year ended December 31, 2020, represent a non-cash impairment charge of $564.0 million in connection with the interim March 31, 2020 testing of goodwill for impairment and a non-cash impairment charge of $39.4 million for goodwill in connection with the Company’s annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2019, represent a non-cash impairment charge of $9.3 million in connection with the interim August 31, 2019 testing of goodwill for impairment and a non-cash impairment charge of $59.8 million for goodwill in connection with the Company’s annual October 31 testing of goodwill for impairment. No other goodwill impairments were recorded in any other of the years presented.

(4)

The intangible asset impairments for the years ended December 31, 2020, 2019 and 2018 were recorded to align the carrying value of certain trade name and customer relationship intangible assets with their fair value.  No other intangible asset impairments were recorded in any of the other years presented.

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

(6)

On June 29, 2020, Emerald received proceeds of $252.0 million, net of fees and expenses of $11.6 million, from the sale of Preferred Stock to Onex in the Initial Private Placement.  Emerald used $50.0 of the net proceeds from the sale of Preferred Stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period ended on July 22, 2020. On July 24, 2020, the Company issued a further 1,727,427 shares of Preferred Stock pursuant to the Rights Offering and received net proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of Preferred Stock were sold to Onex in exchange for approximately $121.3 million, net of fees and estimated expenses of $5.6 million. During the year ended December 31, 2020, the Company recorded accretion of $14.1 million, with respect to the Preferred Stock, bringing the aggregate liquidation preference to $414.4 million as of December 31, 2020.  The accretion is reflected in the calculation of net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders.

(7)

As of December 31, 2020, total assets included goodwill of $404.3 million and intangible assets, net, of $275.0 million. As of December 31, 2019, total assets included goodwill of $980.3 million and intangible assets, net, of $373.8 million. As of December 31, 2018, total assets included goodwill of $1,036.5 million and intangible assets, net, of $435.3 million. As of December 31, 2017, total assets included goodwill of $993.7 million and intangible assets, net, of $545.0 million. As of December 31, 2016, total assets included goodwill of $930.3 million and other intangible assets, net, of $541.2 million.

(8)

As of December 31, 2020, total debt of $525.2 million consisted of $525.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $2.4 million and unamortized original issue discount of $2.0 million and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2019, total debt of $535.4 million consisted of $525.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.0 million and unamortized original issue discount of $2.5 million and $10.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2018, total debt of $569.9 million consisted of $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.6 million and unamortized original issue discount of $3.0 million and $40.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2017, total debt of $554.2 million consisted of $562.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $4.4 million and unamortized original issue discount of $3.6 million. As of December 31, 2016, total debt of $702.1 million consisted of $713.3 million of borrowings outstanding under our term loan facility (as then in effect), net of unamortized deferred financing fees of $5.2 million and unamortized original issue discount of $6.0 million.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2020 and 2019. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$12.2	$8.5	$7.0	$99.7	$44.9	$75.6	$103.0	$137.4
Other income	42.7	16.1	48.2	—	—	6.1	—	—
Cost of revenues	10.5	4.3	(0.8)	43.6	17.4	24.6	32.3	45.9
Selling, general and administrative expenses	29.8	25.6	25.1	38.1	31.4	33.7	33.1	35.1
Depreciation and amortization expense	11.4	12.2	12.2	12.8	12.8	12.9	13.2	13.2
Goodwill impairments	39.4	—	—	564.0	59.8	9.3
Intangible asset impairments	17.4	—	—	59.4	—	17.0	—	—
Operating (loss) income	(53.6)	(17.5)	18.7	(618.2)	(76.5)	(15.8)	24.4	43.2
Interest expense	4.1	4.2	5.6	6.7	7.0	7.5	7.8	8.0
(Loss) income before income taxes	(57.7)	(21.7)	13.1	(624.9)	(83.5)	(23.3)	16.6	35.2
Provision for (benefit from) income taxes	0.4	(6.4)	3.2	(54.8)	(15.3)	(3.6)	5.2	8.7
Net (loss) income and comprehensive (loss) income	(58.1)	(15.3)	9.9	(570.1)	(68.2)	(19.7)	11.4	26.5
Accretion on and net income allocated to 7% Series A Convertible Participating Preferred Stock	(7.1)	(7.0)	(0.1)	—	—	—	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(65.2)	$(22.3)	$9.8	$(570.1)	$(68.2)	$(19.7)	$11.4	$26.5

Basic (loss) earnings per share	$(0.91)	$(0.31)	$0.14	$(7.99)	$(0.96)	$(0.27)	$0.16	$0.37
Diluted (loss) earnings per share	$(0.91)	$(0.31)	$0.14	$(7.99)	$(0.96)	$(0.27)	$0.16	$0.36
Basic weighted average common shares outstanding	71,413	71,484	71,444	71,381	71,349	71,796	71,905	71,825
Diluted weighted average common shares outstanding	71,413	71,484	71,470	71,381	71,349	71,796	72,965	73,029

Dividend declared per common share	$—	$—	$—	$0.0750	$0.0750	$0.0750	$0.0750	$0.0725

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with “Item 6. Selected Financial and Operating Data” and our consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 15 of this Annual Report on Form 10-K. You should review “Item 1A. Risk Factors” section of this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in the following discussion and analysis.

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

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event.  We also offer B2B commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our recently acquired Elastic Suite and Flex platforms.  In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

Organic Growth Drivers

We are primarily focused on generating organic growth by understanding and leveraging the drivers for increased exhibitor and attendee participation at trade shows and providing year-round services that provide incremental value to those customers. Creating new opportunities for exhibitors to influence their market, engage with significant buyers, generate incremental sales and expand their brand’s awareness in their industry builds further demand for exhibit space and strengthens the value proposition of a trade show, generally allowing us to modestly increase booth space pricing annually across our portfolio. At the same time, our trade shows provide attendees with the opportunity to enhance their industry connectivity, develop relationships with targeted suppliers and distributors, discover new products, learn about new industry developments, celebrate their industry’s achievements and, in certain cases, obtain continuing professional education credits, which we believe increases their propensity to return and, consequently, drives high recurring participation among our exhibitors. By investing in and promoting these tangible and return-on-investment linked outcomes, we believe we will be able to continue to enhance the value proposition for our exhibitors and attendees alike, thereby driving strong demand and premium pricing for exhibit space, sponsorship opportunities and attendee registration.

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 20 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of GLM, ranging from approximately $5.0 million to approximately $46.0 million, and annual revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples. The 20 acquisitions we have completed are described as follows:

•

GLM — Prior to its acquisition by Emerald in January 2014, GLM operated approximately 20 trade shows, including four of the largest 100 trade shows in the United States according to TSE. These trade shows serve industries as diverse as home furnishings, home textiles, stationery and paper products, giftware, tabletop, gourmet housewares, contemporary furniture and interiors, art & design, antiques & jewelry, fashion, board sports & resort lifestyle and eCommerce, and include the well-known NY NOW and Surf Expo brands. The acquisition of GLM substantially increased the scale and breadth of Emerald’s trade show portfolio.

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

•

EDspaces – On December 21, 2020, we acquired the trade show EDspaces from the Education Market Association, Inc. EDspaces is one of the nation’s largest events focused on educational spaces and related equipment.

•	PlumRiver, LLC (“PlumRiver”) – On December 31, 2020, we acquired substantially all of the assets of PlumRiver. PlumRiver is a leading provider of B2B eCommerce software solutions.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures.  As a result of these and various other factors, management made the decision to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first half of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and are expected to continue to have, a material negative impact on its financial results and liquidity. For more information, see “Risk Factors – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

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

•

Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first quarter of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry.  However, as a result of event cancellations due to COVID-19, future results may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable and material.

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

Basis of Presentation

As described in Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we made certain changes in 2019 that changed the determination of our reportable segments. These changes were made to be consistent with the information provided our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

Other Income

We maintain event cancellation insurance to protect against losses due the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes.  Specifically, these causes include event cancellation caused by the outbreak of communicable diseases, including COVID-19, as well as losses caused by natural disasters such as hurricanes.  Our Other Income is primarily comprised of received or confirmed event cancellation insurance claim proceeds.

Cost of Revenues

•

Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 10%, 19% and 21% of our total cost of revenues for the years ended December 31, 2020, 2019 and 2018, respectively, and 4%, 6% and 6% of our total revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively.

•

Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 34%, 17% and 18% of our total cost of revenues for the years ended December 31, 2020, 2019 and 2018, respectively, and 15%, 6% and 5% of our total revenues for the year ended December 31, 2020, 2019 and 2018, respectively.

•

Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 9%, 12% and 13% of our total cost of revenues for the years ended December 31, 2020, 2019 and 2018, respectively, 4% of our total revenues for each of the years ended December 31, 2020, 2019 and 2018.

•

Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 9%, 6% and 5% of our total cost of revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively, 4%, 2% and 2% of our total revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively.

•

Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 39%, 46% and 43% of our total cost of revenues for the years ended December 31, 2020, 2019 and 2018, respectively, and 18%, 16% and 13% of our total revenues for the year ended December 31, 2020, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

•

Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 68%, 61% and 59% of our total selling, general and administrative expenses for the years ended December 31, 2020, 2019 and 2018, respectively, and 63%, 22% and 19% of our total revenues for each of the years ended December 31, 2020, 2019 and 2018, respectively.

•

Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Direct trade show costs are recorded in cost of revenues.

All other costs are recorded in selling, general and administrative expenses. Miscellaneous expenses represented 32%, 39% and 41% of our total selling, general and administrative expenses, for the years ended December 31, 2020, 2019 and 2018, respectively, and 30%, 15% and 13% of our total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest Expense

Interest expense represents interest payments and refinancing fees paid to our lenders. On May 22, 2017, we refinanced our senior secured credit facilities with the Amended and Restated Senior Secured Credit Facilities (the “2017 Refinancing”). We further amended the Amended and Restated Senior Secured Credit Facilities in November 2017 to reduce the applicable interest rates. Interest expense for the years ended December 31, 2020, 2019 and 2018 principally represented interest paid in respect of our Amended and Restated Senior Secured Credit Facilities.

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of ten to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. During 2018, we changed certain of our trade name intangibles assets from indefinite-lived to definite-lived assets, with estimated useful lives of between 10 and 30 years. As a result of the change in estimated useful lives of certain of our trade name intangible assets, we recorded $5.2 million, $5.9 million and $1.0 million in additional amortization expense for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation expense relates to property and equipment and represented approximately 1% of our total revenues for the year ended December 31, 2020 and less than 1% of our total revenues for each of the years ended December 31, 2019 and 2018.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net loss before (i) interest expense, (ii) income tax benefit, (iii) depreciation and amortization, (iv) stock-based compensation, (v) deferred revenue adjustment, (vi) goodwill and other intangible asset impairment charge, (vii) material show scheduling adjustments, and (viii) other items that management believes are not part of our core operations.  We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net loss. For a reconciliation of Adjusted EBITDA to net loss, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

Adjusted Net Income

Our presentation of Adjusted Net Income adjusts net loss for (i) stock-based compensation, (ii) deferred revenue, (iii) goodwill and other intangible asset impairment charges, (iv) other items that management believes are not part of our core operations, (v) amortization of deferred financing fees and discount, (vi) amortization of acquired intangible assets and (vii) tax adjustments related to non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net (loss) income, cash flows from operating activities or other measures determined in accordance with GAAP. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies. The most directly comparable GAAP measure to Adjusted Net Income is net loss. The most directly comparable GAAP measure to Adjusted Net Income is net loss. For a reconciliation of Adjusted Net Income to net loss, see footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2020	2019	Variance $	Variance %
	(dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$127.4	$360.9	$(233.5)	(64.7)%
Other income	107.0	6.1	100.9	NM
Cost of revenues	57.6	120.2	(62.6)	(52.1)%
Selling, general and administrative expenses(1)	118.6	133.4	(14.8)	(11.1)%
Depreciation and amortization expense	48.6	52.0	(3.4)	(6.5)%
Goodwill impairments(2)	603.4	69.1	534.3	NM
Intangible asset impairments(3)	76.8	17.0	59.8	NM
Operating loss	(670.6)	(24.7)	(645.9)	NM
Interest expense	20.6	30.3	(9.7)	(32.0)%
Loss before income taxes	(691.2)	(55.0)	(636.2)	NM
Benefit from income taxes	(57.6)	(5.0)	(52.6)	NM
Net loss and comprehensive loss	$(633.6)	$(50.0)	$(583.6)	NM

Other financial data (unaudited):
Adjusted EBITDA(4)	$71.9	$127.8	$(55.9)	(43.7)%
Adjusted Net Income(5)	$40.4	$67.3	$(26.9)	(40.0)%
Free Cash Flow(6)	$(41.1)	$63.9	$(105.0)	NM

(1)

Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 included $7.0 million and $6.4 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2020 and 2019 were stock-based compensation expenses of $6.7 million and $7.7 million, respectively.

(2)

Goodwill impairments for the year ended December 31, 2020 represents non-cash impairments of $564.0 million and $39.4 million in connection with our March 31, 2020 and October 31, 2020 goodwill impairment testing, respectively.  Goodwill impairments for the year ended December 31, 2019 represents non-cash impairments of $9.3 million and $59.8 million in connection with our August 31, 2019 and October 31, 2019 goodwill impairment testing, respectively. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash goodwill impairments.

(3)

Intangible asset impairments for the year ended December 31, 2020 included non-cash impairments of $13.2 million and $46.2 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our March 31, 2020 testing of intangibles.  In addition, non-cash impairments of $16.8 million and $0.6 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our October 31, 2020 testing of intangibles. Intangible asset impairments for the year ended December 31, 2019 included non-cash impairments of $8.7 million and $8.3 million for certain customer relationship intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash intangible asset impairments.

(4)

In addition to net loss presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net loss, cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

We define Adjusted EBITDA as net loss before (i) interest expense (including unrealized loss on interest rate swap and floor, net, for periods prior to the expiration of our interest rate swap), (ii) loss on extinguishment of debt, (iii) income tax expense, (iv) goodwill impairments, (v) intangible asset impairments, (vi) depreciation and amortization, (vii) stock-based compensation, (viii) deferred revenue adjustment and (ix) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Year Ended December 31,
	2020	2019
	(unaudited)
	(dollars in millions)
Net loss	$(633.6)	$(50.0)
Add (Deduct):
Interest expense	20.6	30.3
Benefit from income taxes	(57.6)	(5.0)
Goodwill impairments(a)	603.4	69.1
Intangible asset impairments(b)	76.8	17.0
Depreciation and amortization	48.6	52.0
Stock-based compensation expense(c)	6.7	7.7
Deferred revenue adjustment(d)	-	0.3
Other items(e)	7.0	6.4
Adjusted EBITDA	$71.9	$127.8

(a)	Represents the non-cash goodwill impairments described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairments described in footnote 3 above.
(c)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(d)

Deferred revenue balances in the opening balance sheet of acquired assets and liabilities for G3 reflected the fair value of the assumed deferred revenue performance obligations at the acquisition date. If the business had been continuously owned by us throughout the years presented, the deferred revenue fair value adjustment of $0.3 million, would not have been required and the revenues for the year ended December 31, 2019 would have increased by $0.3 million.

(e)

Other items include amounts management believes are not representative of our core operations.  Other items for the year ended December 31, 2020 included: (i) $4.6 million in transition costs, including one-time severance expense of $2.8 million, (ii) $2.2 million in non-recurring legal, audit and consulting fees and (iii) $1.7 million in transaction costs in connection with certain acquisition transactions offset by (iv) $1.5 million reduction to expense related to the remeasurement of contingent consideration.  For the year ended December 31, 2019, the $6.4 million included: (i) $1.4 million in contract termination costs, (ii) $1.2 million in transaction costs in connection with certain acquisition transactions, (iii) $0.2 million in non-recurring legal, accounting, consulting fees and other related activities and (iv) $3.6 million in transition costs, including one-time severance and acquisition integration expenses.
(5)

In addition to net loss presented in accordance with GAAP, we present Adjusted Net Income because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Our presentation of Adjusted Net Income adjusts net loss for (i) stock-based compensation, (ii) deferred revenue adjustment, (iii) goodwill and intangible asset impairments, (iv) other items that management believes are not part of our core operations, (v) amortization of deferred financing fees and discount, (vi) loss on extinguishment of debt, (vii) amortization of intangible assets and (viii) tax adjustments related to non-GAAP adjustments.

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

Adjusted Net Income is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as an alternative to net loss, cash flows from operating activities or other measures determined in accordance with GAAP. The most directly comparable GAAP measure to Adjusted Net Income is net loss. Because not all companies use identical calculations, our presentation of Adjusted Net Income may not be comparable to other similarly titled measures used by other companies.

	Year ended December 31
	2020	2019
	(unaudited)
	(dollars in millions)
Net loss	$(633.6)	$(50.0)
Add (Deduct):
Stock-based compensation expense(a)	6.7	7.7
Deferred revenue adjustment(b)	—	0.3
Goodwill impairments(c)	603.4	69.1
Intangible asset impairments(d)	76.8	17.0
Other items(e)	7.0	6.4
Amortization of deferred financing fees and discount	1.5	1.4
Amortization of acquired intangible assets(f)	46.0	49.6
Tax adjustments related to non-GAAP adjustments(g)	(67.4)	(34.2)
Adjusted Net Income	$40.4	$67.3

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)	Represents the acquired deferred revenue fair value adjustment described in Note 4(d) above.
(c)	Represents the non-cash goodwill impairments described in footnote 2 above.
(d)	Represents the non-cash intangible asset impairments described in footnote 3 above.
(e)	Represents other items described in Note 4(e) above.

(f)	Represents amortization of intangible assets, which are generally amortized over an extended period ranging from seven to thirty years.
(g)

For the year ended December 31, 2020, represents the application of U.S. Federal and state enterprise tax rate of 22.9% to non-impairment related items and the actual tax effect of non-cash goodwill impairment charges of $581.8 million. For the year ended December 31, 2019, represents the application of U.S. Federal and state enterprise tax rate of 22.5%.

(6)

In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and Emerald’s Board evaluate changes in Organic revenues to understand underlying revenue trends of its events. Our presentation of Organic Revenue adjusts revenue for (i) acquisition revenue, (ii) discontinued events and (iii) COVID-19 cancellations.

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

	Year Ended December 31,
	2020	2019
	(unaudited)
	(dollars in millions)
Net Cash (Used in) Provided by Operating Activities	$(37.1)	$67.8
Less:
Capital expenditures	4.0	3.9
Free Cash Flow	$(41.1)	$63.9

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP.  Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP.  Also, Organic revenues is not necessarily comparable to similarly titled measures used by other companies.

	Year Ended December 31,		Change
	2020	2019	$	%
	(unaudited) (dollars in millions)
Revenues	$127.4	$360.9	$(233.5)	(64.7%)
Add (deduct):
Acquisition revenues	(7.2)	—
Discontinued events	—	(6.7)
COVID-19 cancellations(1)	—	(230.6)
Organic revenues	$120.2	$123.6	$(3.4)	(2.8%)

(1)	For the year ended December 31, 2020, anticipated revenues were reduced by $230.6 million as a result of the cancellation of 94 live events due to the COVID-19 crisis.

Revenues

Total revenues of $127.4 million for the year ended December 31, 2020 decreased $233.5 million, or 64.7%, from $360.9 million for the year ended December 31, 2019.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Total other income of $107.0 million for fiscal 2020 increased by $100.9 million, from $6.1 million for fiscal 2019.  See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Cost of Revenues

Total cost of revenues of $57.6 million for fiscal 2020 decreased by 52.1%, or $62.6 million, from $120.2 million for fiscal 2019.  See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $118.6 million for the year ended December 31, 2020 decreased $14.8 million, or 11.1%, from $133.4 million for the year ended December 31, 2019.   See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $48.6 million for the year ended December 31, 2020 decreased $3.4 million, or 6.5%, from $52.0 million for the year ended December 31, 2019. See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairments

As a result of the COVID-19 pandemic and the measures implemented to prevent its spread, during the first quarter of 2020, we determined that the COVID-19 outbreak would continue to have a material negative impact on our financial results even following the time when the outbreak is contained.  These factors, as well as uncertainty around when we would be able to resume normal operations, caused a significant and prolonged decline in our stock price, resulting in our market capitalization falling below the Company’s carrying value.  As a result, we determined that a triggering event occurred and performed a quantitative assessment of the Company’s fair value as of March 31, 2020.  In connection with this assessment management recorded a $564.0 million non-cash charge related to the impairment of goodwill.  In addition, as a result of our annual goodwill impairment assessment, management recorded an additional $39.4 million non-cash charge related to the impairment of goodwill as of October 31, 2020.

In connection with the re-evaluation of our operating segments and reporting units due to changes in our internal financial reporting structure, management performed the annual goodwill impairment assessment and recorded a $59.8 million non-cash charge related to the impairment of goodwill.  The impairment consisted of the write-down of goodwill, equal to the excess carrying value of goodwill above fair value, of one or more reporting units included in our Commerce and Design and Technology segments and the All Other category.   In addition, during the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $9.3 million, as a result of a triggering event caused by reduced performance expectations in the current year. See “Commerce Segment – Goodwill Impairments,” “Design and Technology Segment – Goodwill Impairments” and “All Other Category—Goodwill Impairments” below for further discussion of goodwill impairments.

Intangible Asset Impairments

Due to the triggering event in the first quarter of 2020 described above, management performed impairment assessments of our long-lived assets and indefinite-lived assets.  The assessments resulted in the recognition of a non-cash impairment charge of $59.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets, and certain of our indefinite-lived trade name intangible assets of $13.2 million and $46.2 million, respectively.  As a result of our annual impairment assessment as of October 31, management recorded a non-cash impairment charge of $17.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets, and certain of our indefinite-lived trade name intangible assets of $16.8 million and $0.6 million, respectively.

Due to the triggering event in the third quarter of 2019 caused by reduced performance expectations during the year, management performed impairment assessments of our long-lived assets and indefinite-lived intangible assets.  These assessments resulted in the recognition of a non-cash impairment charge of $17.0 million, which included non-cash impairment charges for certain of our customer relationship intangible assets and trade name intangible assets of $8.7 million and $8.3 million, respectively. See “Commerce Segment – Intangible Asset Impairments”, “Design and Technology Segment – Intangible Asset Impairments” and “All Other Category –Intangible Asset Impairments” below for further discussion of total intangible asset impairments.

Commerce Segment

	Year Ended December 31,
	2020	2019	Variance $	Variance %
	(dollars in millions)

Revenues	$56.9	$184.7	$(127.8)	(69.2)%
Other income	70.3	6.1	64.2	NM
Cost of revenues	24.6	49.4	(24.8)	(50.2)%
Selling, general and administrative expenses	27.8	37.2	(9.4)	(25.3)%
Depreciation and amortization expense	21.9	26.9	(5.0)	(18.6)%
Goodwill impairments	367.5	41.9	325.6	NM
Intangible asset impairments	45.9	0.7	45.2	NM
Operating (loss) income	$(360.5)	$34.7	$(395.2)	NM

Revenues

During the year ended December 31, 2020, revenues for the Commerce segment of $56.9 million decreased by $127.8 million, or 69.2% from $184.7 million for the year ended December 31, 2019.  The primary driver of the decline was the cancellation of several first quarter and all but one subsequent live event scheduled in 2020 due to COVID-19. These cancelled events represented $126.2 million in prior year revenues.  The remaining $1.2 million decline in revenues was primarily attributable to a decline of 3.9% for the events that staged during the first quarter as well as one event that staged in the fourth quarter of 2020, lower other marketing services revenue and several small discontinued events, offset by revenues generated by the launch of new virtual events.

Other Income

Other Income of $70.3 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds, of which $61.3 million was received and $9.0 million was confirmed by the insurance provider during the year ended December 31, 2020.  All $9.0 million of insurance receivables as of December 31, 2020 were received in January 2021.

During the third quarter of 2019, as a result of Hurricane Dorian, our Surf Expo and Impressions Expo Orlando (“ISS Orlando”) shows were forced to be cancelled. Emerald carries cancellation insurance to mitigate losses caused by natural disasters and received a settlement of $6.1 million to offset the lost revenues from the affected trade shows. As a result, Other income of $6.1 million attributable to the Commerce segment was recorded in the consolidated statements of loss and comprehensive loss for the year ended December 31, 2019 to recognize the amount recovered from the insurance company.  We also maintained supplemental insurance to mitigate the losses of our exhibitors for out-of-pocket expenses incurred in connection with the cancelled shows.  We received $10.1 million under this policy which was fully paid to participating exhibitors during 2019.

Cost of Revenues

During the year ended December 31, 2020, cost of revenues of $24.6 million for the Commerce segment decreased by $24.8 million, or 50.2%, from $49.4 million for the year ended December 31, 2019.  The primary driver of the decline was the cancellation of several first quarter and all but one subsequent live event scheduled in 2020 due to COVID-19. These cancelled events represented $24.2 million in prior year cost of revenues.

Selling, General and Administrative Expenses

During the year ended December 31, 2020, selling, general and administrative expenses of $27.8 million for the Commerce segment decreased by $9.4 million or 25.3% from $37.2 million for the year ended December 31, 2019. The decrease was primarily comprised of lower compensation and employee-related costs due to a combination of permanent staff reductions and furloughs, and lower travel and promotional expenses related to the cancelled events. Lower credit card fees related to the cancelled events generated additional cost reductions.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Commerce segment of $21.9 million for the year ended December 31, 2020 decreased $5.0 million, or 18.6%, from $26.9 million for the year ended December 31, 2019.  The decrease was due to lower amortization on the definite-lived trade name and customer relationship intangible assets which were impaired in the first and fourth quarters of 2020.

Goodwill Impairments

In the first quarter of 2020, a $340.6 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Commerce segment.  In addition, in relation to our annual impairment assessment we recorded an additional $26.9 million non-cash goodwill impairment charge in connection with reporting units under the Commerce segment. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

During 2019, we recorded a $36.3 million non-cash charge in connection with our annual goodwill assessment that was related to reporting units under the Commerce segment in connection with the re-evaluation of our internal financial reporting structure.  In addition, during the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $5.6 million, related to reporting units under the Commerce segment, as a result of a triggering event caused by reduced performance expectations for the year.

Intangible Asset Impairments

In connection with the triggering event in the first quarter of 2020 described above, we performed impairment assessments of long-lived assets and indefinite-lived assets and recorded non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Commerce segment of $6.7 million and $24.0 million, respectively.  In relation to our annual impairment assessment performed as of October 31, we recorded additional non-cash impairment charges related to related to long-lived assets under the Commerce segment of $15.2 million. During 2020, we recorded total non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Commerce segment of $21.9 million and $24.0 million, respectively.

In connection with the triggering event in the third quarter of 2019 described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets and recognized a non-cash impairment charge related to indefinite-lived intangible assets under the Commerce segment of $0.7 million.

Design and Technology Segment

	Year Ended December 31,
	2020	2019	Variance $	Variance %
	(dollars in millions)

Revenues	$51.2	$139.9	$(88.7)	(63.4)%
Other income	32.5	—	32.5	NM
Cost of revenues	25.7	53.9	(28.2)	(52.3)%
Selling, general and administrative expenses	23.0	30.2	(7.2)	(23.8)%
Depreciation and amortization expense	16.4	19.2	(2.8)	(14.6)%
Goodwill impairments	205.7	24.0	181.7	NM
Intangible asset impairments	24.9	7.9	17.0	NM
Operating (loss) income	$(212.0)	$4.7	$(249.2)	NM

Revenues

During the year ended December 31, 2020, revenues for the Design and Technology segment of $51.2 million decreased by $88.7 million, or 63.4%, from $139.9 million for the year ended December 31, 2019. The primary driver of the decline was the cancellation of several first quarter and substantially all subsequent live events scheduled in 2020 due to COVID-19. These cancelled events represented $86.9 million in prior year revenues.  The remaining $1.8 million decline in revenues was primarily attributable to several small discontinued events and a decline of 1.0% for the events that staged during the first quarter in the Design and Technology segment, offset by revenues generated by the launch of new virtual events.

Other Income

Other Income of $32.5 million was recorded for the Design and Technology reportable segment related to event cancellation insurance claims proceeds, of which $24.8 million was received and $7.7 million was confirmed by the insurance provider during the year ended December 31, 2020.  All $7.7 million of insurance receivables as of December 31, 2020 were received in January 2021.

Cost of Revenues

During the year ended December 31, 2020, cost of revenues for the Design and Technology segment of $25.7 million decreased by $28.2 million, or 52.3%, from $53.9 million for the year ended December 31, 2019. The primary driver of the decline was the cancellation of several first quarter and substantially all subsequent live events scheduled in 2020 due to COVID-19. These cancelled events represented $29.3 million in prior year cost of revenues.  This decline was offset by increased costs related to live events that staged in the first quarter and the launch of several new virtual events.

Selling, General and Administrative Expenses

During the year ended December 31, 2020, selling, general and administrative expenses for the Design and Technology segment of $23.0 million decreased by $7.2 million, or 23.8%, from $30.2 million for the year ended December 31, 2019. The decrease was primarily comprised of lower promotional expenses related to the cancelled events, lower compensation and employee-related costs due to a combination of permanent staff reductions and furloughs, and lower travel. Lower credit card fees related to the cancelled events generated additional cost reductions.

Depreciation and Amortization Expense

During the year ended December 31, 2020, depreciation and amortization expense for the Design and Technology segment of $16.4 million decreased $2.8 million, or 14.6%, from $19.2 million for the year ended December 31, 2019. The decrease was due to lower amortization on the definite-lived trade name and customer relationship intangible assets which were impaired in the first and fourth quarters of 2020.

Goodwill Impairments

In the first quarter of 2020, a $198.5 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design and Technology segment. In addition, in relation to our annual impairment assessment we recorded an additional $7.2 million non-cash goodwill impairment charge in connection with reporting units under the Design and Technology segment. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

During the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $3.2 million, related to reporting units under the Design and Technology segment, as a result of a triggering event caused by reduced performance expectations for the year.  In addition, we recorded a $20.8 million non-cash goodwill impairment charge in connection with our annual goodwill impairment assessment that was related to reporting units under the Design and Technology segment in connection with the re-evaluation of our internal financial reporting structure during 2019.

Intangible Asset Impairments

In connection with the triggering event in the first quarter of 2020, described above, we performed impairment assessments of long-lived assets and indefinite-lived assets and recorded non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $5.7 million and $17.0 million, respectively.  In relation to our annual impairment assessment performed as of October 31, we recorded additional non-cash impairment charges of $1.6 million and $0.6 million, in connection with long-lived assets and indefinite-lived intangible assets, respectively, under the Design and Technology segment. During 2020, we recorded total non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $7.3 million and $17.6 million, respectively.

In connection with the triggering event in the third quarter of 2019 described above, we performed impairment assessments of long-lived assets and indefinite-lived intangible assets, and recognized non-cash impairment charges related to indefinite-lived trade name intangible assets, long-lived trade name and customer relationship intangible assets allocated to the Design and Technology segment of $3.6 million and $4.3 million, respectively.

All Other Category

	Year Ended December 31,
	2020	2019	Variance $	Variance %
	(dollars in millions)

Revenues	$19.3	$36.3	$(17.0)	(46.8)%
Other income	4.2	—	4.2	NM
Cost of revenues	7.3	16.9	(9.6)	(56.8)%
Selling, general and administrative expenses	13.3	10.3	3.0	29.1%
Depreciation and amortization expense	7.4	3.5	3.9	111.4%
Goodwill impairments	30.2	3.2	27.0	NM
Intangible asset impairments	6.0	8.4	(2.4)	(28.6)%
Operating loss	$(40.7)	$(6.0)	$(34.7)	578.3%

Revenues

During the year ended December 31, 2020, revenue attributable to the All Other category of $19.3 million decreased by $17.0 million, or 46.8%, from $36.3 million for the year ended December 31, 2019. The primary driver of the decline was the cancellation of several first quarter and substantially all subsequent live events scheduled in 2020 due to COVID-19. These cancelled events represented $19.3 million in prior year revenues.  In addition, lower revenues from several discontinued brands and several events that staged in the first quarter contributed to the decline.  These decreases were offset by incremental revenues from the G3 acquisition, which closed in November 2019.

Other Income

Other Income of $4.2 million was recorded for All Other category related to event cancellation insurance claims proceeds, of which $3.0 million was received and $1.2 million was confirmed by the insurance provider during the year ended December 31, 2020.  All $1.2 million of insurance receivables as of December 31, 2020 were received in January 2021.

Cost of Revenues

During the year ended December 31, 2020, cost of revenues attributable to the All Other category of $7.3 million decreased by $9.6 million, or 56.8%, from $16.9 million for the year ended December 31, 2019.  These cancelled events represented $7.7 million in prior year cost of revenues.  In addition, discontinued print and digital publications contributed to the decrease in cost of revenues for the All Other category.

Selling, General and Administrative Expenses

During the year ended December 31, 2020, selling, general and administrative expenses for the All Other category of $13.3 million increased by $3.9 million, or 29.1%, from $10.3 million for the year ended December 31, 2019. The increase was primarily comprised of $4.5 million in incremental expense related to the 2019 acquisition of G3, offset by savings comprised of lower promotional expenses related to the cancelled events, lower compensation and employee-related costs due to a combination of permanent staff reductions and furloughs, and lower travel.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $7.4 million for the year ended December 31, 2020 increased $3.9 million, or 111.4%, from $3.5 million for the year ended December 31, 2019. The increase was attributable to higher long-lived intangible asset amortization related to the G3 acquisition.

Goodwill Impairments

In the first quarter of 2020, a $24.9 million non-cash goodwill impairment charge was recorded in connection with reporting units under the All Other category.  In addition, in relation to our annual impairment assessment we recorded an additional $5.3 million non-cash goodwill impairment charge in connection with reporting units under the All Other category. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

We recorded a $2.8 million non-cash charge in connection with our annual goodwill impairment assessment that was related to reporting units under the All Other category in 2019.  In addition, during the third quarter of 2019, we recognized a non-cash goodwill impairment charge of $0.4 million, related to reporting units under the All Other category, as a result of a triggering event caused by reduced performance expectations for the year.

Intangible Asset Impairments

In connection with the triggering event in the first quarter of 2020 described above, we performed impairment assessments of long-lived assets and indefinite-lived assets and recorded non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the All Other category of $0.8 million and $5.2 million, respectively.

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

Corporate

	Year Ended December 31,
	2020	2019	Variance $	Variance %
	(dollars in millions)

Selling, general and administrative expenses	$54.5	$55.6	$(1.1)	(2.0)%
Depreciation and amortization expense	2.9	2.5	0.4	16.0%
Total operating expenses	$57.4	$58.1	$(0.7)	(1.2)%

Selling, General and Administrative Expenses

During the year ended December 31, 2020, selling, general and administrative expenses of $54.5 million for corporate-level activity decreased by $1.1 million, or 2.0%, from $55.6 million for the year ended December 31, 2019.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to corporate-level activity of $2.9 million for the year ended December 31, 2020 increased 0.4 million, or 16%, from $2.5 million for the year ended December 31, 2019.

Interest Expense; Benefit from Income Taxes; Net Loss; Adjusted EBITDA; Adjusted Net Income

Interest Expense

Interest expense of $20.6 million for the year ended December 31, 2020 decreased $9.7 million, or 32%, from $30.3 million for the year ended December 31, 2019. The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during 2020 was 3.28%, compared to 5.02% during 2019, and a $0.2 million decrease in interest expense related to borrowings under the Amended and Restated Revolving Credit Facility.

Benefit from Income Taxes

For the years ended December 31, 2020 and 2019, we recorded a benefit from income taxes of $57.6 million and $5.0 million, respectively. The increase in our benefit from income taxes of $52.6 million for the year ended December 31, 2020 compared to the prior year was primarily attributable to the impact of goodwill impairments and operating losses incurred as a result of the COVID-19 pandemic.

Net Loss

Net loss of $633.6 million for the year ended December 31, 2020 increased $583.6 million from net loss of $50.0 million for the year ended December 31, 2019. The key drivers of the increase in net loss were the increases in non-cash goodwill and intangible asset impairment charges and lower revenue, partly offset by increases in other income, lower operating costs, decreased corporate overhead, lower depreciation and amortization costs, decreased interest costs and higher benefits from income taxes described above.

Adjusted EBITDA

Total Adjusted EBITDA of $71.9 million for the year ended December 31, 2020 decreased $55.9 million, or 43.7%, from $127.8 million for the year ended December 31, 2019. The decrease in Adjusted EBITDA was primarily attributable to the $583.6 million increase in net loss described above, an increase in the deduction for benefits from income taxes of $52.6 million and decreases in addbacks of $9.7 million for interest expense and $3.4 million for depreciation and amortization. These decreases were partially offset by benefits from the increase in combined non-cash goodwill and intangible asset impairment charges addback of $594.1 million.

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

Adjusted Net Income

Adjusted Net Income for the year ended December 31, 2020 of $40.4 million decreased $26.9 million, or 40.0%, from $67.3 million for the year ended December 31, 2019. The drivers of the decrease in Adjusted Net Income were the same as those for the decrease in Adjusted EBITDA. In addition, Adjusted Net Income declined as a result of the absence of add-backs for interest and depreciation and amortization expenses. Adjusted Net Income benefited from a $15.7 million increase in the tax effect of non-GAAP adjustments versus the prior year.

Adjusted Net Income is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income, see footnote 5 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019.”

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$360.9	$380.7	$(19.8)	(5.2%)
Other income	6.1	—	6.1	NM
Cost of revenues	120.2	112.1	8.1	7.2%
Selling, general and administrative expenses(1)	133.4	121.8	11.6	9.5%
Depreciation and amortization expense	52.0	46.8	5.2	11.1%
Goodwill impairments(2)	69.1	—	69.1	NM
Intangible asset impairments(3)	17.0	104.3	(87.3)	NM
Operating loss	(24.7)	(4.3)	(20.4)	474.4%
Interest expense	30.3	29.1	1.2	4.1%
Loss before income taxes	(55.0)	(33.4)	(21.6)	4.7
Benefit from income taxes	(5.0)	(8.3)	3.3	(39.8%)
Net loss and comprehensive loss	$(50.0)	$(25.1)	$(24.9)	99.2%

Other financial data (unaudited):
Adjusted EBITDA(2)	$162.9	$157.9	$5.0	3.2%
Adjusted Net Income(3)	$100.2	$80.3	$19.9	24.8%
Free Cash Flow(4)	$100.4	$107.8	$(7.4)	(6.9)%

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

(2)

Goodwill impairments for the year ended December 31, 2019 represents non-cash impairments of $9.3 million and $59.8 million in connection with our August 31, 2019 and October 31, 2019 goodwill impairment testing, respectively. There were no goodwill impairments during the year ended December 31, 2018. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash goodwill impairments.

(3)

Intangible asset impairments for the year ended December 31, 2019 included non-cash impairments of $8.7 million and $8.3 million for certain customer relationship intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles. Intangible asset impairments for the year ended December 31, 2018 included non-cash impairments of $90.6 million for certain trade names and $13.7 million for certain customer relationship intangible assets. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash intangible asset impairments.

(4)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 4 to the table under the heading “Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018”.

	Year Ended December 31,
	2019	2018
	(unaudited)
	(dollars in millions)
Net loss	$(50.0)	$(25.1)
Add (Deduct):
Interest expense	30.3	29.1
Benefit from income taxes	(5.0)	(8.3)
Goodwill impairments(a)	69.1	—
Intangible asset impairment(b)	17.0	104.3
Depreciation and amortization expense	52.0	46.8
Stock-based compensation expense(c)	7.7	6.1
Deferred revenue adjustment(d)	0.3	0.8
Other items(e)	6.4	9.2
Adjusted EBITDA	$127.8	$162.9

(a)	Represents the non-cash goodwill impairments described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairments described in footnote 3 above.
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

(5)

For a definition of Adjusted Net Income and the reasons management uses this metric, see footnote 5 to the table under the heading “Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

	Year ended December 31
	2019	2018
	(unaudited)
	(dollars in millions)
Net loss	$(50.0)	$(25.1)
Add (Deduct):
Stock-based compensation expense(a)	7.7	6.1
Deferred revenue adjustment(b)	0.3	0.8
Goodwill impairments(c)	69.1	—
Intangible asset impairment(d)	17.0	104.3
Other items(e)	6.4	9.2
Amortization of deferred financing fees and discount	1.4	1.7
Amortization of acquired intangible assets(f)	49.6	44.6
Tax adjustments related to non-GAAP adjustments(g)	(34.2)	(41.4)
Adjusted Net Income	$67.3	$100.2

(a)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(b)	Represents the acquired deferred revenue fair value adjustments described in Note 4(d) above.
(c)	Represents the non-cash goodwill impairments described in footnote 2 above.
(d)	Represents the non-cash intangible asset impairments described in footnote 3 above.
(e)	Represents other items described in Note 4(e) above.
(f)	Represents amortization of intangible assets, which are generally amortized over an extended period ranging from seven to thirty years.
(g)	Reflects application of U.S. federal and state enterprise tax rates of 22.6% and 24.9% in the years ended December 31, 2019 and 2018, respectively.
(6)

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

	Year Ended December 31,
	2019	2018
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$67.8	$103.9
Less:
Capital expenditures	3.9	3.5
Free Cash Flow	$63.9	$100.4

Organic revenue is a financial measure that is not calculated in accordance with GAAP.  For a discussion of our presentation of Organic revenue, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019.”

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

Commerce Segment

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)

Revenues	$184.7	$215.9	$(31.2)	(14.5)%
Other income	6.1	—	6.1	NM
Cost of revenues	49.4	49.9	(0.5)	(1.0)%
Selling, general and administrative expenses	37.2	37.7	(0.5)	(1.3)%
Depreciation and amortization expense	26.9	25.1	1.8	7.2%
Goodwill impairments	41.9	—	41.9	NM
Intangible asset impairments	0.7	58.4	(57.7)	NM
Operating income	$28.6	$44.8	$(16.2)	(36.2)%

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

Other Income

During the third quarter of 2019, as a result of Hurricane Dorian, our Surf Expo and Impressions Expo Orlando (“ISS Orlando”) shows were forced to be cancelled. Emerald carries cancellation insurance to mitigate losses caused by natural disasters and received a settlement of $6.1 million to offset the lost revenues from the affected trade shows. As a result, Other income of $6.1 million attributable to the Commerce segment was recorded in the consolidated statements of loss and comprehensive loss for the year ended December 31, 2019 to recognize the amount recovered from the insurance company.  We also maintained supplemental insurance to mitigate the losses of our exhibitors for out-of-pocket expenses incurred in connection with the cancelled shows.  We received $10.1 million under this policy which was fully paid to participating exhibitors during 2019.

Cost of Revenues

During the year ended December 31, 2019, cost of revenues of $49.4 million for the Commerce segment decreased by $0.5 million, or 1.0%, from $49.9 million for the year ended December 31, 2018.  The decrease was related to savings on discontinued events of $3.1 million as well as $1.0 million in savings related to the cancellation of Surf Expo and ISS Orlando.  These declines were partially offset by incremental costs of our 2019 show-improvement initiatives, which were focused on several of our largest brands within the Commerce segment.

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

Design and Technology Segment

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)

Revenues	$139.9	$127.8	$12.1	9.5%
Cost of revenues	53.9	46.8	7.1	15.2%
Selling, general and administrative expenses	30.2	25.0	5.2	20.8%
Depreciation and amortization expense	19.2	14.9	4.3	28.9%
Goodwill impairments	24.0	—	24.0	NM
Intangible asset impairments	7.9	16.2	(8.3)	NM
Operating income	$4.7	$24.9	$(20.2)	(81.1)%

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

All Other Category

	Year Ended December 31,
	2019	2018	Variance $	Variance %
	(dollars in millions)

Revenues	$36.3	$37.0	$(0.7)	(1.9%)
Cost of revenues	16.9	14.8	2.1	14.2%
Selling, general and administrative expenses	10.3	9.6	0.7	7.3%
Depreciation and amortization expense	3.5	4.6	(1.1)	(23.9%)
Goodwill impairments	3.2	—	3.2	NM
Intangible asset impairments	8.4	29.7	(21.3)	NM
Operating loss	$(6.0)	$(21.7)	$15.7	NM

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

Adjusted EBITDA

Total Adjusted EBITDA of $127.8 million for the year ended December 31, 2019 decreased $35.1 million, or 21.5%, from $162.9 million for the year ended December 31, 2018. The decrease in Adjusted EBITDA was primarily attributable to the $25.0 million increase in net loss described above and $17.9 million lower combined non-cash goodwill and intangible asset impairment charges. These decreases were partially offset by benefits from the increase in depreciation and amortization addback of $5.3 million and the decrease of $3.1 million in the deduction for benefit from income taxes. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019.”

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

Adjusted Net Income is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income, see footnote 5 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019.”

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

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel nearly all of our face-to-face events scheduled through the end of 2020.  In addition, beginning in October 2020 management announced the cancellation or postponement of several live events that were scheduled for the first half of 2021.  The ongoing effects of COVID-19 on our operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the our liquidity are subject to greater uncertainty because we have never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate with certainty (i) when we will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend our events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.   Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate with a high degree of certainty the ultimate impact on our business, financial condition or near or longer term financial or operational results. During the year ended December 31, 2020, we implemented several actions to preserve cash and strengthen our liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which we agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of “Series A Convertible Participating Preferred Stock” for a purchase price of $5.60 per share (the “Series A Price per Share”), for which we received aggregate proceeds of $252.0 million, net of fees and expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, we announced a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of our common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share backstopped by Onex.  The rights offering commenced and expired in July. We issued 1,727,427 shares of Preferred Stock and received net proceeds of $9.7 million from this rights offering;

•

In conjunction with the Backstop Sale, which closed in August 2020, Emerald issued and sold 22,660,587 shares of Preferred Stock to Onex and received $121.3 million, net of fees and estimated expenses of $5.6 million.

•	Reducing our expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the regular quarterly cash dividend.

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

We are in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. During the year ended December 31, 2020, we recorded Other income of $107.0 million related to event cancellation insurance claim proceeds deemed to be realizable by management. Of the $107.0 million in other income, $89.2 million was received in 2020 and $17.8 million was received in January 2021. These proceeds represent an interim payment in respect of the $167.4 million in event cancellation insurance claims filed in relation to events cancelled during the year ended December 31, 2020. These claims are subject to review and adjustment.  There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  As a result, the payment approximately $2.0 million of our employer payroll taxes otherwise due in 2020 will be delayed, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.

As of December 31, 2020, we had $525.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, which included unamortized deferred financing fees of $2.0 million and unamortized original issue discount of $2.5 million, with an additional $149.0 million available to borrow (after giving effect to $1.0 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility. Borrowings under our Amended and Restated Term Loan Facility are subject to mandatory prepayments under specified circumstances, including 50.0% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights). If these thresholds are triggered, we would be required to make these mandatory prepayments. See “--Long-Term Debt-Amended and Restated Senior Secured Credit Facilities” below for more detail regarding the terms of our Amended and Restated Senior Secured Credit Facilities.

Dividend Policy

We paid a dividend of $0.07 per share in each of the second, third and fourth quarters of 2017 and the first quarter of 2018 and $0.0725 per share in each of the second, third and fourth quarters of 2018. We paid a dividend of $0.0725 per share in first quarter of 2019 and $0.0750 per share in each of the second, third and fourth quarters of 2019 and first quarter of 2020. On March 20, 2020, due to the negative impact of COVID-19 on our business, our Board of Directors temporarily suspended the Company’s regular quarterly cash dividend on its common stock. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

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

Share Repurchases

Our board of directors approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of 853,557 and 1,627,248 shares of our common stock for $8.3 million and $19.4 million during the years ended December 31, 2019, and 2018, respectively. There were no remaining amounts available for the $20.0 million share repurchase program approved in the fourth quarter of 2018 and the $30.0 million share repurchase program approved in the third quarter of 2019 was discontinued in the first quarter of 2020.

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. We settled the repurchase of 203,837 shares of our common stock for $0.8 million during the year ended December 31, 2020. As of December 31, 2020, there was $19.2 million remaining available to repurchase shares pursuant to the share repurchase program publicly announced in the third quarter of 2020.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(unaudited)
Statement of Cash Flows Data	(dollars in millions)
Net cash (used in) provided by operating activities	$(37.1)	$67.8	$103.9
Net cash used in investing activities	$(37.3)	$(16.7)	$(74.7)
Net cash provided by (used in) financing activities	$360.1	$(62.0)	$(19.6)

Operating Activities

Operating activities consist primarily of net loss adjusted for noncash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash used in operating activities for the year ended December 31, 2020 decreased $104.9 million to $37.1 million used in operating activities, from $67.8 million provided by operating activities during the year ended December 31, 2019. The decrease was primarily due to a $583.6 million increase in net loss and a $70.1 million increase in cash used for working capital. These were partially offset by a $548.8 million increase in non-cash reconciling adjustments driven by increases in non-cash goodwill and intangible asset impairment charges of $534.3 million and $59.8 million, respectively, partly offset by decreases of $42.7 million for deferred income taxes and $3.4 million for depreciation and amortization. Net cash provided by operating activities for the year ended December 31, 2019 decreased $36.1 million, or 34.7%, to $67.8 million from $103.9 million during the year ended December 31, 2018.  The decrease was primarily due to a $24.9 million increase in net loss and a $6.1 million increase in cash used for working capital. These decreases were partially offset by a $5.1 million decrease in non-cash reconciling adjustments.

Investing Activities

Investing activities consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the year ended December 31, 2020 increased $20.6 million, or 123.4%, to $37.3 million from $16.7 million in the year ended December 31, 2019. The increase was due to increased cash used for business acquisitions during the year ended December 31, 2020 compared to the prior year.  In the year ended December 31, 2020, we completed two acquisition for cash consideration of $33.3 million, while during the year ended December 31, 2019, we completed one acquisition in the prior year for aggregate cash consideration of $12.8 million.  Net cash used in investing activities for the year ended December 31, 2019 decreased $58.0 million, or 77.6%, to $16.7 million from $74.7 million in the year ended December 31, 2018. See Note 4, Business Acquisitions, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the acquisitions. We have minimal capital expenditure requirements. Capital expenditures totaled $4.0 million, $3.9 million and $3.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash provided by financing activities for the year ended December 31, 2020 was $360.1 million, comprised of $382.7 million of net proceeds for issuance of preferred stock, partly offset by $10.0 million in repayments net of borrowings on our Amended and Restated Senior Revolving Credit Facility, $5.4 million in cash dividend payments, $0.9 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $0.8 million payment of deferred consideration related to a business acquisition.  Net cash used in financing activities for the year ended December 31, 2019 was $62.0 million, comprised of $46.0 million in repayments of borrowings on our Amended and Restated Senior Revolving Credit Facility, $21.3 million in quarterly cash dividend payments, $8.3 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $1.0 million payment of deferred consideration related to a business acquisition.  These were offset by net proceeds of $16.0 million borrowings on our Amended and Restated Senior Revolving Credit Facility and $4.3 million in proceeds from common stock issuances related to the exercise of employee equity awards. Net cash used in financing activities for the year ended December 31, 2018 was $19.6 million, comprised of a $25.7 million repayment of principal on our Amended and Restated Term Loan Facility, $21.0 million in quarterly cash dividend payments and $19.4 million in share repurchases associated with our publicly announced share repurchase program. These were offset by net proceeds of $40.0 million borrowings on our Amended and Restated Senior Revolving Credit Facilities and $6.5 million in proceeds from common stock issuances related to the exercise of employee equity awards.

Free Cash Flow

Free Cash Flow of negative $41.1 million for the year ended December 31, 2020 decreased $105.0 million, from inflow of $63.9 million for the year ended December 31, 2019.  Free Cash Flow of $63.9 million for the year ended December 31, 2019 decreased $36.5 million, or 36.4% from $100.4 million for the year ended December 31, 2018.  Free Cash Flow of $100.4 million for the year ended December 31, 2018 decreased $7.4 million, or 6.9% from $107.8 million for the year ended December 31, 2017.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019”.

Interest Rate Swap and Floor

In March 2014, we entered into forward interest rate swap and floor contracts with the Royal Bank of Canada, which modified our exposure to interest rate risk by effectively converting $100.0 million of floating-rate borrowings under our Term Loan Facility to a fixed rate basis, thus reducing the impact of interest rate changes on future interest expense. The interest rate swap and floor had an effective date of December 31, 2015 and through December 31, 2018. The contract expired and was fully settled on December 31, 2018.

The interest rate swap and floor contracts were not designated as effective hedges for accounting purposes. Accordingly, we marked to market the interest rate swap and floor quarterly with the unrealized gain or loss recognized in unrealized net loss on interest swap and floor in our consolidated statements of loss and comprehensive loss, and the net liability included in accounts payable and other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the years ended December 31, 2020 and 2019, we recorded no realized or unrealized gains or losses on our former interest rate swap and floor agreement. For the year ended December 31, 2018 we recorded a realized net loss of $0.5 million and an unrealized gain of $0.8 million on our interest rate swap and floor agreement in the consolidated statement of loss and comprehensive loss.  The impact of the gains and losses on the interest rate swap and floor agreement is recorded in interest expense. The interest rate swap and floor contracts have been designated as Level 2 financial instruments.  Due to the expiration and full settlement of the interest rate swap and floor contracts in 2018, there is no liability outstanding at December 31, 2020 and 2019.

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Amended and Restated Senior Secured Credit Facilities

On October 28, 2016, Emerald X, Inc., formerly known as Emerald Events Holding, Inc., entered into a third amendment to our then-existing senior secured credit facilities to (i) borrow an additional $200.0 million of term loans under the term loan facility to fund the redemption of $200.0 million in aggregate principal amount of the Company’s 9.000% Senior Notes and (ii) increase commitments under the revolving credit facility by $10.0 million to a total of $100.0 million. On May 8, 2017, using the net proceeds to us from the IPO, we prepaid $159.2 million of borrowings outstanding under the then-existing term loan facility.

On May 22, 2017, Emerald X, Inc. amended and restated our then-existing senior secured credit facilities; the Amended and Restated Senior Secured Credit Facilities now consist of (i) the Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”) and (ii) the Amended and Restated Revolving Credit Facility, a $150.0 million senior secured revolving credit facility, scheduled to mature on May 23, 2022 (the “Amended and Restated Revolving Credit Facility” and, together with the Amended and Restated Term Loan Facility, the “Amended and Restated Senior Secured Credit Facilities”). On November 27, 2017, Emerald X, Inc. entered into the Refinancing Agreement and First Amendment to our Amended and Restated Credit Facilities to reduce the interest rate applicable to term loans under the Amended and Restated Term Loan Facility by 0.25% and on November 29, 2017, Emerald X, Inc. entered into the Repricing Agreement and Second Amendment to Amended and Restated Credit Agreement to reduce the interest rate applicable to revolving loans under the Amended and Restated Revolving Credit Agreement by 0.25%.

Following the November 2017 repricing, loans under the Amended and Restated Senior Secured Credit Facilities bear interest at a rate equal to, at Emerald X, Inc.’s option, either:

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

The Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.50% per annum, calculated on the unused portion of the facility, which may be reduced to 0.375% upon achievement of a Total First Lien Net Leverage Ratio of 3.50 to 1.00. Upon the issuance of letters of credit under the Amended and Restated Senior Secured Credit Facilities, Emerald X, Inc. is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to LIBOR) for the Amended and Restated Revolving Credit Facility.

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

Subject to certain customary exceptions and limitations, all obligations under the Amended and Restated Senior Secured Credit Facilities are guaranteed by Expo Event Midco, Inc. (“EEM”) and all of Emerald X, Inc.’s direct and indirect wholly-owned domestic subsidiaries, and such obligations and the related guarantees are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X, Inc. or by any guarantor.

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

In addition, the Amended and Restated Revolving Credit Facility contains a financial maintenance covenant (the “Financial Covenant”) requiring Emerald X, Inc. to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents (“Total First Lien Net Debt”) to Acquisition Adjusted EBITDA. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  We were not required to test the Financial Covenant at December 31, 2020.

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

As of December 31, 2020, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2020.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in millions)
Contractual obligations(1)	$53.4	$27.2	$26.1	$0.1	$—
Long-term debt obligations(2)	525.3	5.7	519.6	—	—
Short-term debt obligations(3)	—	—	—	—	—
Operating lease obligations(4)	20.2	4.3	10.6	5.3	—
Interest on long-term debt obligations(5)	47.0	14.0	33.0	—	—
Totals:	$645.9	$51.2	$589.3	$5.4	$—

(1)

We have entered into certain contractual obligations to secure trade show venues. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

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

(5)

Represents interest expense on borrowings under the Amended and Restated Term Loan Facility using the interest rates in effect at December 31, 2020. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Revenue Recognition, Deferred Revenue and Allowance for Credit Losses

Trade Shows and Other Events Revenue

A significant portion of our annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. We recognize revenue in the period the trade show or conference occurs. The ongoing COVID-19 pandemic and its consequences forced us to cancel a significant portion of our in-person events beginning in March 2020 through the end of the year and the first half of 2021. As a result, 75% of our revenue for the year ended December 31, 2020 was generated through live events 4% from virtual events and 21% from non-virtual event other marketing services. Trade show and other event revenues represented approximately 79%, 92% and 93% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in-full prior to the trade show or event and deferred until the event takes place and all promised services have been provided and performance obligations are met. Similarly, attendees register and are typically qualified for attendance prior to the show staging. Attendee registration revenues are also collected prior to the show and deferred until the show stages. Revenue is recognized when our customer receives the benefit of the promised services and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration we expect to receive in exchange for those services. Customers receive the benefit of our services over the course of each trade show or other event for our trade shows and conference events. We recognized $101.2 million, $331.1 million and $353.8 million of trade show and other event revenue on a consolidated basis for the years ended December 31, 2020, 2019 and 2018, respectively.

Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense with relation to these revenue streams. Any trade show related receivables outstanding 60 days following the month in which a trade show stages are fully reserved for in the allowance for doubtful accounts for periods before 2020 and allowance for credit losses in 2020. Bad debt expense is recognized in the consolidated statements of loss and comprehensive loss as selling, general and administrative expense. Accounts receivable are presented on the face of the consolidated balance sheet, net of an allowance for doubtful accounts for periods before 2020 and allowance for credit losses in 2020.

Other Marketing Services Revenue

The remaining portion of our revenues primarily consist of advertising sales for industry publications and digital products, which are recognized in the period in which the publications are issued or digital products are provided. Typically, the fees we charge are collected after the publications are issued. We recognized $26.2 million, $30.2 million and $26.9 million of other marketing services revenue for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Revenue

Our deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event. Total deferred revenues, including the current and non-current portions, were $48.6 million and $187.3 million, as of December 31, 2020 and 2019, respectively. As a result of the measures to prevent the spread of COVID-19, we have experienced an unprecedented low level of booth space sales, registration fees and sponsorship fees and the associated cash received for future trade shows. In addition, we cancelled all but one of the trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 2020, as well as, cancelled or postponed several trade shows and other events in the first half of 2021, which led to a significant decrease in deferred revenues.

Segment information

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. We routinely evaluate whether our operating segments continue to reflect the way the CODM evaluates the business. The determination is based on: (1) how our CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. We consider our Chief Executive Officer to be our CODM. Due to the appointment of a new Chief Executive Officer and subsequent changes to the internal structure of Emerald’s operations and executive management responsibilities during the fourth quarter of 2019, we identified a change in operating and reportable segments.  The CODM evaluates performance based on the results of six executive brand portfolios, which represent six operating segments. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, four of these operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments. Three operating segments do not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in ASC 280, Segment Reporting, as of December 31, 2020 and as such are referred to as “All Other.” Refer to Note 18, Segment Information, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our reportable segments.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill is not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred. We test for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. Given a change in operating segments occurred in the fourth quarter of 2019, we determined there were multiple reporting units as of October 31, 2019. We perform our goodwill impairment test at the reporting unit level, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be expected to be received to sell the reporting unit in an orderly transaction between market participants at the measurement date. See Note 18, Segment Information, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our reportable segments.

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

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2020, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from zero to 150%. Of the $408.8 million of goodwill, the carrying value equals the fair value for $62.7 million as of October 31, 2020. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a weighted average cost of capital (discount rate) ranging from 12.9% to 14.5%.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $408.8 million as of December 31, 2020.  The aggregate remaining goodwill carrying value of reporting units with impairment was $408.8 million as of December 31, 2020.

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

See Note 6, Intangible Assets and Goodwill, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to goodwill and indefinite-lived intangible assets.

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain trade names, acquired technology, customer relationships and other amortized intangible assets. The definite-lived assets are being amortized over their estimated useful lives. Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed each reporting period:

2020
	Estimated Useful Life	Weighted Average
Customer relationship intangibles	7-10 years	9 years
Definite-lived trade names	10-30 years	24 years
Acquired technology	7 years	7 years
Computer software	3-7 years	5 years

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

See Note 6, Intangible Assets and Goodwill, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to impairments of long-lived assets.

Stock-Based Compensation

We use share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for our employees and non-employee directors. We calculate stock-based compensation expense for each vesting tranche of stock options using the Black-Scholes option pricing model and recognize such costs, net of forfeitures, within the consolidated statements of loss and comprehensive loss; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, our expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which we estimated as follows:

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
•

Dividend Yield — Prior to the IPO, we had never declared or paid any cash dividends and had no intention to pay cash dividends. Consequently, we used an expected dividend yield of zero with respect to pre-IPO options.  In connection with our IPO, we adopted a policy of paying quarterly cash dividends on our common stock. Our post-IPO stock option grants include an expected dividend yield which is commensurate with the annual dividends we had been paying since the IPO, until the dividend was suspended in the first quarter of 2020.

See Note 12, Stock-Based Compensation, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to stock-based compensation.

Income Taxes

We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of loss and comprehensive loss as an adjustment to income tax expense in the period that includes the enactment date.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 15, Income Taxes, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Amended and Restated Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of December 31, 2020, we had $525.2 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2020.

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

Our former interest rate swap and floor contracts were not designated as effective hedges for accounting purposes. Accordingly, during the year ended December 31, 2018 we marked to market the interest rate swap and floor quarterly with the unrealized and realized gain or loss recognized in interest expense, in the consolidated statements of loss and comprehensive loss and the net liability was included in other current liabilities and other noncurrent liabilities in the consolidated balance sheets.

For the years ended December 31, 2020 and 2019 we recorded no unrealized or realized gains or losses on our former interest rate swap and floor agreement. For the year ended December 31, 2018 we recorded an unrealized gain of $0.8 million and a realized net loss of $0.5 million on our interest rate swap and floor agreement in the consolidated statement of loss and comprehensive loss. The impact of the gains and losses on the interest rate swap and floor agreement were recorded in interest expense. The interest rate swap and floor contracts were designated as Level 2 financial instruments. At December 31, 2020 and 2019 the liability related to the swap and floor financial instruments was zero.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Emerald Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emerald Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

February 23, 2021

We have served as the Company's auditor since 2015.

Emerald Holding, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(dollars in millions, share data in thousands, except par value)	2020	2019
Assets
Current assets
Cash and cash equivalents	$295.3	$9.6
Trade and other receivables, net of allowances of $1.1 million and $0.7 million, as of December 31, 2020 and 2019, respectively	30.7	60.1
Insurance receivables	17.8	—
Prepaid expenses	8.5	24.0
Total current assets	352.3	93.7
Noncurrent assets
Property and equipment, net	3.9	4.2
Intangible assets, net	275.0	373.8
Goodwill	404.3	980.3
Right-of-use lease assets	16.0	18.3
Other noncurrent assets	2.9	1.4
Total assets	$1,054.4	$1,471.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$31.1	$22.2
Cancelled event liabilities	25.9	—
Deferred revenues	48.6	187.3
Revolving credit facility	—	10.0
Right-of-use lease liabilities, current portion	4.3	4.1
Term loan, current portion	5.7	5.7
Total current liabilities	115.6	229.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	515.3	519.7
Deferred tax liabilities, net	1.9	60.0
Right-of-use lease liabilities, noncurrent portion	13.4	15.7
Other noncurrent liabilities	13.7	6.8
Total liabilities	659.9	831.5
Commitments and contingencies (Note 16)
Stockholders’ equity
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 80,000 and zero, respectively; 71,445 and zero shares issued and outstanding at December 31, 2020 and 2019, respectively	0.7	—
Common stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 800,000; 72,195 and 71,352 shares issued and outstanding at December 31, 2020 and 2019, respectively	0.7	0.7
Additional paid-in capital	1,088.3	701.1
Accumulated deficit	(695.2)	(61.6)
Total stockholders’ equity	394.5	640.2
Total liabilities and stockholders’ equity	$1,054.4	$1,471.7

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Loss and Comprehensive Loss

Years Ended December 31, 2020, 2019 and 2018

(dollars in millions, share data in thousands except earnings per share)	2020	2019	2018
Revenues	$127.4	$360.9	$380.7
Other income	107.0	6.1	—
Cost of revenues	57.6	120.2	112.1
Selling, general and administrative expense	118.6	133.4	121.8
Depreciation and amortization expense	48.6	52.0	46.8
Goodwill impairments	603.4	69.1	—
Intangible asset impairments	76.8	17.0	104.3
Operating loss	(670.6)	(24.7)	(4.3)
Interest expense	20.6	30.3	29.1
Loss before income taxes	(691.2)	(55.0)	(33.4)
Benefit from income taxes	(57.6)	(5.0)	(8.3)
Net loss and comprehensive loss	(633.6)	(50.0)	(25.1)
Accretion on 7% Series A Convertible Participating Preferred stock	(14.1)	—	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(647.7)	$(50.0)	$(25.1)

Basic loss per share	$(9.07)	$(0.70)	$(0.34)
Diluted loss per share	$(9.07)	$(0.70)	$(0.34)
Basic weighted average common shares outstanding	71,431	71,719	72,887
Diluted weighted average common shares outstanding	71,431	71,719	72,887

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2020, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2017	—	$—	72,604	$0.7	$677.1	$83.4	$761.2
Stock-based compensation	—	—	13	—	6.1	—	6.1
Dividends on common stock	—	—	—	—	—	(21.0)	(21.0)
Issuance of common stock under equity plans	—	—	601	—	6.5	—	6.5
Repurchase of common stock	—	—	(1,627)	—	—	(19.4)	(19.4)
Net loss and comprehensive loss	—	—	—	—	—	(25.1)	(25.1)
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	77	—	7.2	—	7.2
Dividends on common stock	—	—	—	—	—	(21.3)	(21.3)
Issuance of common stock under equity plans	—	—	537	—	4.3	—	4.3
Repurchase of common stock	—	—	(853)	—	(0.1)	(8.2)	(8.3)
Net loss and comprehensive loss	—	—	—	—	—	(50.0)	(50.0)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	207	—	6.9	—	6.9
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	46	—	0.2	—	0.2
Issuance of common stock for acquisition			806	—	4.4	—	4.4
Issuance of 7% Series A Convertible Participating Preferred stock	71,446	0.7	—	—	382.0	—	382.7
Preferred stock conversion	(1)	—	2	—	—	—
Repurchase of common stock	—	—	(218)	—	(0.9)	—	(0.9)
Net loss and comprehensive loss	—	—	—	—	—	(633.6)	(633.6)
Balances at December 31, 2020	71,445	$0.7	72,195	$0.7	$1,088.3	$(695.2)	$394.5

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Operating activities
Net loss	$(633.6)	$(50.0)	$(25.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	6.7	7.7	6.1
Provision for credit losses	0.7	—	—
Provision for doubtful accounts	—	0.6	0.5
Depreciation and amortization	48.6	52.0	46.8
Goodwill impairments	603.4	69.1	—
Intangible asset impairments	76.8	17.0	104
Non-cash operating lease expense	3.3	3.2	—
Amortization of deferred financing fees and debt discount	1.5	1.4	1.7
Unrealized gain on interest rate swap and floor	—	—	(0.8)
Deferred income taxes	(58.1)	(15.4)	(24.8)
Remeasurement of contingent consideration	1.5	—	0.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	30.6	3.4	1.0
Insurance receivables	(17.8)	—	—
Prepaid expenses	15.6	(4.2)	3.7
Other noncurrent assets	(1.8)	0.1	—
Accounts payable and other current liabilities	5.7	(7.1)	4.4
Cancelled event liabilities	25.9	—	—
Deferred revenues	(140.0)	(6.4)	(12.3)
Operating lease liabilities	(3.2)	(3.2)	—
Other noncurrent liabilities	(2.9)	(0.4)	(2.1)
Net cash (used in) provided by operating activities	(37.1)	67.8	103.9
Investing activities
Acquisition of businesses, net of cash acquired	(33.3)	(12.8)	(71.2)
Purchases of property and equipment	(0.9)	(1.6)	(0.8)
Purchases of intangible assets	(3.1)	(2.3)	(2.7)
Net cash used in investing activities	(37.3)	(16.7)	(74.7)
Financing activities
Payment of deferred consideration for acquisition of businesses	(0.8)	(1.0)	—
Proceeds from borrowings on revolving credit facility	95.0	16.0	50.0
Repayment of revolving credit facility	(105.0)	(46.0)	(10.0)
Repayment of principal on term loan	(5.7)	(5.7)	(25.7)
Cash dividends paid	(5.4)	(21.3)	(21.0)
Repurchase of common stock	(0.9)	(8.3)	(19.4)
Proceeds from issuance of preferred stock	400.1	—	—
Payment of preferred stock offering costs	(17.4)	—	—
Proceeds from issuance of common stock under equity plans	0.2	4.3	6.5
Net cash provided by (used in) financing activities	360.1	(62.0)	(19.6)
Net increase (decrease) in cash and cash equivalents	285.7	(10.9)	9.6
Cash and cash equivalents
Beginning of year	9.6	20.5	10.9
End of year	$295.3	$9.6	$20.5
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1.1	$11.9	$14.8
Cash paid for interest	$18.5	$28.8	$28.5

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2020 acquisitions	$10.4	$—	$—
Deferred payment related to 2020 acquisitions	$2.0	$—	$—
Contingent consideration related to 2019 acquisition	$2.9	$4.3	$—
Fair value of common stock issued related to 2020 acquisition	$4.4	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. Description of Business and Summary of Significant Accounting Policies

Emerald Holding, Inc. (“Emerald” or “the Company”) is a corporation formed on April 26, 2013, under the laws of the State of Delaware. Emerald is majority owned by investment funds managed by an affiliate of Onex Partners Manager LP (“Onex Partners”).

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

In addition to organizing trade shows, conferences and other events (collectively, “Events”), the Company operates websites and related digital products, and produces publications, each of which is aligned with a specific sector for which it organizes an event.  The Company also offers B2B ecommerce and digital merchandising solutions to manufacturers and retailers, through its recently acquired Elastic Suite and Flex platforms.

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

The Company had no items of other comprehensive loss; as such, its comprehensive loss is the same as net loss for all periods presented.

Liquidity Position and Management’s Plans

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020.  In addition, beginning in October 2020 management announced the cancellation or postponement of several live events that were scheduled for the first half of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  During the year ended December 31,

2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of Series A Convertible Participating Preferred Stock (the “Preferred Stock”) for a purchase price of $5.60 per share (the “Series A Price per Share”), for which the Company received aggregate proceeds of $252.0 million, net of fees and expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, the Company announced a rights offering (the “Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per Share, with any rights not subscribed for by common stockholders backstopped by Onex.  The Rights Offering commenced and expired in July. The Company issued 1,727,427 shares of Preferred Stock and received proceeds of $9.7 million from this Rights Offering;

•

In conjunction with the Rights Offering, Onex agreed to purchase from the Company all shares of Preferred Stock not subscribed for in the Rights Offering by other common stockholders (the “Onex Backstop”).  The Onex Backstop closed in August 2020, and the Company issued 22,660,587 shares of Preferred Stock to Onex and received $121.3 million, net of fees and expenses of $5.6 million.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled events as a result of COVID-19. During the year ended December 31, 2020, the Company recorded Other income of $107.0 million related to event cancellation insurance claim proceeds deemed to be realizable. Of the $107.0 million in Other income, $89.2 million was received in 2020 and $17.8 million was received in January 2021. These proceeds represent an interim payment in respect of the $167.4 million in event cancellation insurance claims filed in relation to events cancelled during the year ended December 31, 2020. These outstanding claims are subject to review and adjustment. There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment. As a result, the payment of approximately $2.0 million of employer payroll taxes otherwise due in 2020 was delayed, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.

As of December 31, 2020, the Company had $525.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of December 31, 2020, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, allowances for doubtful accounts for periods before 2020, allowance for credit losses in 2020, useful lives of intangible assets, long-lived asset and goodwill impairments and assumptions used in valuing the Company’s allocation of purchase price, including acquired deferred revenues, intangible assets and goodwill, deferred taxes and stock-based compensation expense. In March 2020, the COVID-19 outbreak was declared a pandemic. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and in money market mutual funds, which at times may exceed federally insured limits. The Company held $291.1 million of money market mutual funds as of December 31, 2020, which are highly liquid and quoted in active markets. The Company considers cash deposits in banks and money market mutual funds with original maturities at purchase of three months or less to be cash equivalents. At December 31, 2020 and 2019, amounts receivable from credit card processors, totaling $0.2 million and $0.8 million, respectively, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP provides an established hierarchy and framework for inputs used to measure fair value. The fair value hierarchy gives the highest priority to inputs using quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. There are three levels of inputs that may be used to measure fair value:

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

The Company’s contingent consideration liabilities related to the 2020 Acquisitions and 2019 Acquisition are classified as Level 3 liabilities, which are measured at fair value based on significant unobservable inputs and re-

measured to an updated fair value at each reporting period. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

The Company’s market-based share award liabilities are classified as Level 3 liabilities, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. Refer to Note 12, Stock-based Compensation, for further information related to the Company’s market-based based share awards.

The Company’s money market mutual funds are quoted in an active market and classified as Level 1 assets, which are measured at fair value based on the closing price of these assets as of the reporting date. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s money market mutual funds.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and certain accrued liabilities. Accounts receivable, accounts payable and certain accrued liabilities are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments. Cash and cash equivalents are recorded at fair value. Financial instruments also include the Company’s revolving credit facility and senior term loan with third party financial institutions.

Cash and cash equivalents, accounts receivable, revolving credit facility and term loan potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss for cash and cash equivalents, these financial instruments are primarily held with large, reputable financial institutions in the United States. As of December 31, 2020 and 2019, the Company’s uninsured cash and cash equivalents balances totaled $295.0 million, and $9.3 million, respectively. The Company held $291.1 million of the cash and cash equivalents balance in money market mutual funds as of December 31, 2020. As of December 31, 2020 and 2019, the Company’s trade receivables balances totaled $30.7 million, and $60.1 million, respectively. No single customer accounts for more than 10% of gross accounts receivable as of December 31, 2020 or 2019. As of December 31, 2020, an allowance for credit losses was recorded to account for potential credit losses. As of December 31, 2019, an allowance for doubtful accounts was recorded to account for potential bad debts. Credit risk with respect to trade receivables is low due to the Company’s large customer base dispersed across different industries.

As of December 31, 2020 and 2019, the fair value and carrying value of the Company’s debt is summarized in the following table:

	December 31, 2020
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% (equal to 2.65%) at period end, including short-term portion	$491.1	$523.3
Total	$491.1	$523.3

	December 31, 2019
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.75% (equal to 4.55%) at period end, including short-term portion	$504.3	$528.4
Revolving Credit Facility, with interest at LIBOR plus 2.75% (equal to 4.52%) at period end	9.5	10.0
Total	$513.8	$538.4

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

Derivative Instruments

In March 2014, the Company, through Emerald X, Inc., formerly known as Emerald Expositions Holding, Inc., an intermediate holding company of Emerald, entered into forward interest rate contracts to manage and reduce its interest rate risk. The Company marked-to-market its interest rate contracts quarterly with both the unrealized and realized gains or losses included in interest expense in the consolidated statements of loss and comprehensive loss. Due to the expiration of the Company’s forward interest rate contract on December 31, 2018, there was no liability recorded as of December 31, 2020 and 2019. See Note 7, Debt, for additional discussion of the Company’s interest rate swap and floor arrangements.

Trade and Other Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are presented on the face of the consolidated balance sheets, net of allowance for credit losses, during the year ended December 31, 2020 and net of an allowance for doubtful accounts, during the year ended December 31, 2019. The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. In determining the allowance for doubtful accounts, the Company analyzed the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends.

Prepaid Expenses

Prepaid expenses are primarily comprised of prepaid event costs. The Company pays certain direct event costs, such as facility rental deposits and insurance costs, in advance of the event. Such costs are deferred in prepaid expenses on the consolidated balance sheets when paid and reported on the consolidated statements of loss and comprehensive loss as cost of revenues upon the staging of the event.

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

Indefinite-Lived Intangibles

The Company’s indefinite-lived intangibles consist of trade names. Indefinite-lived intangible assets are tested annually for impairment at October 31, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset group may be impaired. The Company conducts its impairment analysis by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and has determined it has multiple asset groups that are typically at the trade show brand level. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset group is impaired. To perform a qualitative assessment, the Company must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset group. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset group is impaired, a fair value calculation will be performed to measure the amount of impairment losses to be recognized, if any.

The fair values of the Company’s indefinite-lived trade name asset groups are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rates are estimated using evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. The fair value of the trade name is then compared to the carrying value of each trade name.  If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, weighted average cost of capital, tax rate and royalty rates. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Refer to Note 6, Intangible Assets and Goodwill, for the indefinite-lived intangible asset impairments recorded during the years ended December 31, 2020, 2019 and 2018.

Definite-lived Intangible Assets

Definite-lived intangible assets consist of customer relationships, acquired technology, certain trade names, and computer software. Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any. These intangible assets are amortized on a straight-line basis over the following estimated useful lives, which are reviewed each reporting period:

	Estimated Useful Life	Weighted Average
Customer relationships	7-10 years	9 years
Definite-lived trade names	10-30 years	24 years
Acquired technology	7 years	7 years
Computer software	3-7 years	5 years

Refer to Note 6, Intangible Assets and Goodwill, for definite-lived intangible asset impairments recorded during the years ended December 31, 2020, 2019 and 2018.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company conducts the long-lived asset impairment analysis at the asset group level. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares the resulting amount to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Refer to Note 6, Intangible Assets and Goodwill, for long-lived assets other than goodwill and indefinite-lived intangible assets impairments recorded during the years ended December 31, 2020, 2019 and 2018.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but instead tested for impairment. The Company tests for impairment on October 31 of each year, or more frequently should an event or a change in circumstances that would indicate the carrying value may be impaired. Such events and circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. The Company performs its goodwill impairment test at the reporting unit level. In goodwill impairment tests prior to October 31, 2019, the Company determined it operated under one reporting unit. Given a change in operating segments that occurred in the fourth quarter of 2019, the Company determined there were multiple reporting units as of October 31, 2019. Refer to Note 18, Segment Information, for information regarding the Company’s reportable segments.

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

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, revenue growth rates, weighted average cost of capital, selecting appropriate discount rates and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting units with the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet. Refer to Note 6, Intangible Assets and Goodwill, for the goodwill impairment recorded during the years ended December 31, 2020 and 2019.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss. There is $13.3 million and $4.3 million of contingent consideration outstanding at December 31, 2020 and 2019, respectively. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Refer to Note 3, Revenues, for further information related to the Company’s revenues.

Trade Shows and Other Events

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. As a result of the COVID-19 related show cancellations described above, trade show revenues declined significantly during the year ended December 31, 2020. Trade show and other events generated approximately 79%, 92% and 93% of revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Marketing Services

Revenues from the Company’s other marketing services primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector. These revenues are recognized in the period in which the digital products are provided or publications are issued. Other marketing services revenues generated approximately 21%, 8% and 7% of revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred Revenue

The Company typically invoices and collects payment in-full from customers prior to the staging of a trade show or other event and records deferred revenues in the consolidated balance sheets until the staging of the trade show or other event. As of December 31, 2020 and 2019, the Company had deferred revenues of $48.6 million and $187.3 million, respectively, of which, $25.6 million and $53.0 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2020 and 2019, respectively. As a result of the measures to prevent the spread of COVID-19, the Company has experienced an unprecedented low level of booth space sales, registration fees and sponsorship fees and the associated cash received for future trade shows. In addition, the Company cancelled all but one trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 31, 2020, as well as postponing and cancelling several trade shows and other events in the first half of 2021, which led to a significant decrease in deferred revenues.

Other Income

As a result of the measures enacted to prevent the spread of COVID-19 across the United States, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020. As noted previously, the Company maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events, including event cancellations caused by the outbreak of communicable diseases, including COVID-19. The Company received payments of $89.2 million from its insurance carrier to recover the lost revenues of the affected trade shows during the year ended December 31, 2020 and management concluded that the receipt of $17.8 million of additional insurance proceeds was realizable as of December 31, 2020. As a result, during the year ended December 31, 2020, the Company reported other income of $107.0 million to recognize the amount that was recovered from the insurance company in the consolidated statements of loss and comprehensive loss.

During the third quarter of 2019, as a result of Hurricane Dorian, the Company’s Surf Expo and Imprinted Sportswear Show - Orlando (“ISS Orlando”) shows were forced to be cancelled. The Company carries cancellation insurance to mitigate losses caused by natural disasters and received payments of $6.1 million to recover the lost revenues from the affected trade shows. As a result, during the year ended December 31, 2019, the Company recorded other income of $6.1 million to recognize the amount recovered from the insurance company in the consolidated statements of loss and comprehensive loss.  The Company also maintained supplemental insurance to mitigate the losses of the Company's exhibitors for out-of-pocket expenses incurred in connection with the cancelled shows.  The Company received $10.1 million under this policy which was fully paid to participating exhibitors during 2019.

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

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Following the June 2019 appointment of the Company’s chief executive officer, who is considered the CODM, the Company changed the financial reporting structure, in the fourth quarter of 2019, which resulted in a change in reporting segments. The CODM evaluates performance based on the results of six executive brand portfolios, which represent the Company’s six operating segments. Based on an evaluation of economic similarities, four operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments. Three operating segments do not meet the quantitative thresholds of a reportable operating segment and did not meet the aggregation criteria set forth in ASC 280, Segment Reporting, as of December 31, 2020 and are referred to as “All Other.” Refer to Note 18, Segment Information, for information regarding the Company’s reportable segments.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. These costs include all brand advertising, telemarketing, direct mail and other sales promotion expenses associated with the Company’s trade shows, conference events and publications. Advertising and marketing costs totaled $6.7 million, $17.0 million and $15.3 million, for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-Based Compensation

The Company uses share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for its employees and non-employee directors. Stock-based compensation expense is calculated for each vesting tranche of stock options using the Black-Scholes option pricing model.  The expense is recognized, net of forfeitures, within the consolidated statements of loss and comprehensive loss; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, Emerald’s expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

•

Fair Value of Common Stock —The fair value per share of common stock for purposes of determining share-based compensation is the closing price of the Company’s common stock as reported on the New York Stock Exchange on the applicable grant date.

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

Market-based Share Awards

The Company granted performance-based market condition share awards to two senior executives in 2019 and one senior executive 2020 under the 2017 Omnibus Equity Plan.  During 2020, one of the performance-based market condition share awards granted in 2019 was forfeited. These awards are classified as liabilities, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. The fair value of performance-based market condition share awards is estimated using a risk-neutral Monte Carlo simulation model. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions. Refer to Note 12, Stock-Based Compensation, for further information regarding the Company’s performance-based market condition share awards.

Income Taxes

The Company provides for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of loss and comprehensive loss as an adjustment to income tax expense in the period that includes the enactment date.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Refer to Note 15, Income Taxes, for further information related to the Company’s income taxes.

Note 2. Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard (“ASU”) 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The Company adopted ASU 2018-15 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework, which modifies existing and includes new disclosure requirements on fair value measurements (“ASU 2018-13”). The Company adopted ASU 2018-13 on January 1, 2020 and the adoption did not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 modifies how an entity accounts for credit losses for most financial assets and certain other instruments and requires entities to estimate expected credit losses for trade receivables. The Company adopted ASU 2016-13 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden of accounting for (or recognizing the effects of) reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 clarifies certain optional expedients in ASU 2020-04 that may be applied to derivatives that are affected by the discounting transition.   The amendments in ASU 2020-04, including ASU 2021-01, are effective upon issuance through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company does not expect the adoption of these accounting standards will have a material impact on the Company’s consolidated financial statements.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3. Revenues

The COVID-19 pandemic has had, and will continue to have, a severe and unprecedented impact on the world. Measures to prevent its spread, including government-imposed restrictions on large gatherings, indefinite closures of event venues, “shelter in place” health orders and travel restrictions have had a significant effect on the production of the Company’s trade shows and other events. Due to the measures governments and private organizations implemented in order to stem the spread of COVID-19, the Company cancelled all but one trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 2020, as well as, the cancellation and postponement of several trade shows and other events in the first half of 2021.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. The ongoing COVID-19 pandemic and its consequences forced the Company to cancel a significant portion of the Company’s in person events beginning in March 2020 through the end of the year and the first half of 2021. As a result, 75% of the Company’s revenue for the year ended December 31, 2020 was generated through live events, 4% from virtual events and 21% from non-virtual event other marketing services. Trade show revenues represented approximately 63%, 92% and 93% of total revenues for the years ended December 31, 2020, 2019 and 2018, respectively.

Other marketing services revenues primarily consist of advertising sales for digital products and industry publications and are recognized in the period in which the digital products are provided or publications are issued.

Deferred revenues typically consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $48.6 million and $187.3 million as of December 31, 2020 and 2019, respectively. Long-term deferred revenues as of December 31, 2020 and 2019 were zero and $0.1 million, respectively, and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and non-current portions, were $48.6 million and $187.4 million, as of December 31, 2020 and 2019, respectively. As a result of the measures to prevent the spread of COVID-19, the Company has experienced an unprecedented low level of booth space sales, registration fees and sponsorship fees and the associated cash received for future trade shows. In addition, the Company cancelled all but one trade show and other events which had been scheduled to stage in the second half of March 2020 through December 2020, as well as, cancellation and postponement of several trade shows and other events in the first half of 2021, which led to a significant decrease in deferred revenues.  The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the consolidated balance sheets, as the net amount represents balances which are expected to be refunded to customers.

The following table represents the deferred revenue activity for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
(in millions)	2020	2019	2018
Balance at beginning of period	$187.4	$192.4	$194.5
Consideration earned during the period	(91.7)	(308.6)	(324.0)
Invoiced during the period	122.0	302.1	308.1
Attributable to show cancellations	(170.3)	—	—
Additions related to business combinations	1.2	1.5	13.8
Balance at end of period	$48.6	$187.4	$192.4

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

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Year Ended December 31, 2020	(in millions)
Trade shows	$49.3	$28.7	$2.3	$80.3
Other events	2.2	7.5	11.2	20.9
Other marketing services	5.4	15.0	5.8	26.2
Total revenues	$56.9	$51.2	$19.3	$127.4
Year Ended December 31, 2019
Trade shows	$177.4	$106.9	$7.2	$291.5
Other events	0.6	12.8	25.8	39.2
Other marketing services	6.7	20.2	3.3	30.2
Total revenues	$184.7	$139.9	$36.3	$360.9
Year Ended December 31, 2018
Trade shows	$207.2	$102.4	$9.3	$318.9
Other events	0.9	9.6	24.4	34.9
Other marketing services	7.8	15.8	3.3	26.9
Total revenues	$215.9	$127.8	$37.0	$380.7

Contract Balances

Due to the nature of the Company’s revenue from contracts with customers, the Company does not have material contract assets that fall under the scope of ASC Topic 606, Revenue from Contracts with Customers. Contract liabilities primarily consist of booth space sales, registration fees and sponsorship fees that are collected prior to the trade show or other event. Contract liabilities less than one year from the date of the performance obligation are reported on the consolidated balance sheets as deferred revenues. Contract liabilities greater than one year from the date of the performance obligation are reported on the consolidated balance sheets in other noncurrent liabilities.

The Company incurs sales commissions costs in connection with sales of booth space, registration and sponsorships at the Company’s trade shows and with sales of advertising for industry publications. The Company’s contracts with customers are short term, as sales generally begin up to one year prior to the date of the trade shows. The Company expects the period benefitted by each commission to be less than one year, and as a result, the Company expenses sales commissions as incurred. Sales commissions are reported on the consolidated statements of loss and comprehensive loss as selling, general and administrative expenses.

Contract Estimates and Judgments

The Company’s revenues generally do not require significant estimates or judgments based on the nature of the Company’s contracts. The sales price in the Company’s contracts are fixed and stated on the face of the contract.  All consideration from contracts is included in the transaction price. The Company’s contracts with multiple performance obligations are considered to be fulfilled upon the completion of each trade show, publication issuance or as advertising services are provided, as applicable. The Company’s contracts do not include material variable consideration.

Note 4. Business Acquisitions

The Company acquired certain assets and assumed certain liabilities of two companies in 2020 (the “2020 Acquisitions”), one company in 2019 (the “2019 Acquisition”) and two companies in 2018 (the “2018 Acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $27.4 million and $12.9 million in the years ended December 31, 2020 and 2019, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective trade show industries, synergies and assembled workforce. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. The fair values of acquired customer-relationship intangibles are estimated using a discounted cash flow analysis. Significant assumptions in the discounted cash flow analysis include future cash flows, growth rates, discount rates, and tax rates used in developing the present value of future cash flow projections are the basis of the fair value calculation.

2020 Acquisitions

PlumRiver Technologies (“PlumRiver”)

On December 31, 2020, in furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company acquired certain assets and assumed certain liabilities associated with PlumRiver for a total estimated purchase price of $46.4 million, which included an initial cash payment of $30.0 million, $4.4 million in stock, a working capital adjustment of approximately $1.1 million, a deferred payment of $2.0 million, which is due to be paid in 2022, and contingent consideration with an estimated fair value of $10.0 million. The contingent consideration consists of three components with total potential future payments of $11.0 million including (i) Up to $2.0 million for the achievement of a technological milestone expected to be paid in the second quarter of 2021, (ii) Up to $2.0 million for the successful onboarding of qualified customers expected to be paid in the fourth quarter of 2021 and (iii) Up to $7.0 million for the achievement of revenue targets expected to be paid in the first quarter of 2023.  The acquisition was financed with cash on hand and the issuance of 805,948 shares of the Company’s common stock.

External acquisition costs of $1.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. There was no revenue or net income generated from the acquisition during the 2020 post-acquisition period. The measurement period is expected to close in the first quarter of 2021.

(in millions)	December 31, 2020
Trade and other receivables	$1.9
Goodwill	25.3
Intangible assets	20.0
Accounts payable and other current liabilities	(0.3)
Deferred revenues	(0.5)
Purchase price, including working capital adjustment	$46.4

EDspaces

In line with the Company’s strategic growth initiatives, on December 21, 2020, the Company acquired certain assets and assumed certain liabilities associated with EDspaces for a total estimated purchase price of $3.6 million, which included a negative working capital adjustment of approximately $1.0 million and contingent consideration of $0.4 million. The contingent consideration is based upon exceeding revenue targets and is expected to be paid in 2023. The acquisition was financed with cash from operations.

No material external acquisition costs were incurred and there was no revenue during the 2020 post-acquisition period and the net loss generated from the acquisition during the 2020 post-acquisition period was not material. The measurement period was closed in the fourth quarter of 2020.

(in millions)	December 21, 2020
Goodwill	$2.1
Intangible assets	2.2
Deferred revenues	(0.7)
Purchase price, including working capital adjustment	$3.6

2019 Acquisition

G3 Communications (“G3”)

In line with the Company’s strategic growth initiatives, on November 1, 2019, the Company acquired certain assets and assumed certain liabilities associated with G3 for a total purchase price of $15.7 million, which included a negative working capital adjustment of approximately $1.4 million and contingent consideration of $4.3 million. The contingent consideration is based upon a multiple of estimated EBITDA and is payable on March 31, 2022. The acquisition was financed with cash from operations and a draw of $5.0 million on the Company’s revolving credit facility.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. The revenue and net income generated from the acquisition during the 2019 post-acquisition period was $1.3 million and $0.2 million, respectively. The measurement period was closed in the fourth quarter of 2019.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

(in millions)	November 1, 2019
Prepaid expenses	0.3
Goodwill	12.9
Intangible assets	4.0
Deferred revenues	(1.5)
Purchase price, including working capital adjustment	$15.7

2018 Acquisitions

Boutique Design New York (“BDNY”)

In line with the Company’s strategic growth initiatives, on October 15, 2018, the Company acquired certain assets and assumed certain liabilities associated with BDNY and associated trade shows and related assets from ST Media Group International, Inc. and Hospitality Media Group, LLC, for a total purchase price of $45.1 million, which included a negative working capital adjustment of approximately $8.7 million and deferred payments of $1.8 million. The deferred payments are related to a Joint Venture Interest Redemption Agreement and Marketing

Services Agreement between the American Hotel and Lodging Association, New York State Hospitality & Tourism Association, Inc. and Hotel Association of New York City, Inc.. As of December 31, 2019, $0.7 million of the deferred payment is included in accounts payable and other current liabilities and $0.1 million is included in other noncurrent liabilities in the consolidated balance sheets. The acquisition was financed with cash from operations and a draw on the Company’s revolving credit facility.

External acquisition costs of $0.7 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. The revenue and net income generated from the acquisition during the 2018 post-acquisition period was $12.7 million and $3.1 million, respectively. The measurement period was closed in the fourth quarter of 2018.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

(in millions)	October 15, 2018
Trade and other receivables	$1.5
Prepaid expenses	1.9
Goodwill	29.2
Intangible assets	24.6
Deferred revenues	(12.1)
Purchase price, including working capital adjustment	$45.1

Technology Brands

In line with the Company’s strategic growth initiatives, on August 20, 2018, the Company acquired certain assets and assumed certain liabilities associated with a technology event and a group of complementary technology intelligence brands serving the residential, commercial and security integrator markets from EH Publishing, Inc., for a total purchase price of $27.8 million, which included a negative working capital adjustment of approximately $0.5 million. The acquisition of the technology event, Total Tech Summit, and related brands CEPro, Commercial Integrator, Security Sales & Integration, and Campus Safety (collectively, “the Technology Brands”) was financed with cash from operations.

External acquisition costs of $0.6 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. The revenue and net income generated from the acquisition during the 2018 post-acquisition period was $5.4 million and $0.9 million, respectively. The measurement period was closed in the fourth quarter of 2018.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

(in millions)	August 20, 2018
Prepaid expenses and other assets	$1.5
Goodwill	14.2
Intangible assets	14.2
Deferred revenues	(1.7)
Other current liabilities	(0.4)
Purchase price, including working capital adjustment	$27.8

Supplemental Pro-Forma Financial Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2020 and 2019 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies.  Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

	Year ended December 31,
	2020	2019
(in millions)	(Unaudited)
Pro-forma revenues	$138.6	$382.4
Pro-forma net loss	$(634.9)	$(71.6)

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2020	2019
Furniture, equipment and other	$6.4	$5.8
Leasehold improvements	3.2	3.0
	$9.6	$8.8
Less: Accumulated depreciation	(5.7)	(4.6)
Property and equipment, net	$3.9	$4.2

Depreciation expense related to property and equipment for the years ended December 31, 2020, 2019 and 2018 was $1.3 million, $1.1 million and $1.0 million, respectively. Losses on disposals were not material for the years ended December 31, 2020, 2019 and 2018.

Note 6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Purchased Technology	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2019	$112.7	$390.4	$105.6	$—	$10.6	$1.3	$620.6
Accumulated amortization	—	(231.9)	(6.9)	—	(8.0)	—	(246.8)
Net carrying amount at December 31, 2019	$112.7	$158.5	$98.7	$—	$2.6	$1.3	$373.8

Gross carrying amount at December 31, 2020	$65.9	$369.0	$91.1	$6.2	$12.3	$2.5	$547.0
Accumulated amortization	—	(253.4)	(9.1)	—	(9.5)	—	(272.0)
Net carrying amount at December 31, 2020	$65.9	$115.6	$82.0	$6.2	$2.8	$2.5	$275.0

Amortization expense for the years ended December 31, 2020, 2019 and 2018 was $47.3 million, $51.0 million and $45.8 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2021	$45.6
2022	43.5
2023	30.9
2024	12.5
2025	9.5
Thereafter	64.6
$206.6

The Company recorded impairments during the year ended December 31, 2020 of $60.9 million for trade names and $15.9 million for customer relationships, which is presented in the accompanying consolidated statements of loss and comprehensive loss as intangible asset impairments. The Company recorded impairments during the year ended December 31, 2019 of $8.3 million for trade names and $8.7 million for customer relationships, which is presented in the accompanying consolidated statements of loss and comprehensive loss as intangible asset impairments. The Company recorded impairments during the year ended December 31, 2018, of $90.6 million for trade names and $13.7 million for customer relationships, which is presented in the accompanying consolidated statements of loss and comprehensive loss as intangible asset impairment.

Impairment of Indefinite-Lived Intangible Assets

2020 Impairments

The Company performed a quantitative analysis for its annual impairment test for indefinite-lived intangible assets on October 31. The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded one indefinite-lived trade name asset group had a fair value in excess of its carrying value. As a result, during the fourth quarter of 2020, the Company recorded an impairment of $0.6 million related to an indefinite-lived trade name intangible asset. The impairment is reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss. The indefinite-lived intangible asset impaired during the fourth quarter of 2020 had a remaining fair value of $1.0 million as of October 31, 2020.

During the first quarter of 2020, as a result of the COVID-19 pandemic, and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the remainder of 2020. As such, in the first quarter of 2020, management revised its forecast for the future performance of several trade show brands. Management determined these circumstances to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups exceeded their fair value. The Company performed a quantitative analysis and concluded certain of its indefinite-lived trade names had a fair value below the carrying values. As a result, the Company recorded an impairment of $46.2 million during the first quarter of 2020. The decline in fair value in certain indefinite-lived intangible assets compared to the carrying value is the result of changes in forecasted revenues and expenses. The impairment is reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss.

The Company recorded total impairments of $46.8 million for the year ended December 31, 2020 related to certain indefinite-lived trade names. Indefinite-lived intangible asset impairments in the Commerce and Design and Technology reportable segments were $24.1 million and $17.6 million, respectively, during the year ended December 31, 2020.

2019 Impairments

During the third quarter of 2019, the Company revised its forecast for the future performance of several trade show brands as the Company’s revenue expectations and pacing reflected a decline compared to the 2019 forecast due to the underperformance of these brands and an expected decrease in EBITDA driven by planned investments in technology and the execution of events. Management determined this to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups exceeded their fair value. The Company performed a quantitative analysis and concluded that certain of its indefinite-lived trade names had a fair value below the carrying value. As a result, the Company recorded an impairment of $4.9 million during the year ended December 31, 2019. The decline in fair value in certain indefinite-lived intangible assets groups compared to the carrying value is the result of changes in forecasted revenues and expenses. The impairment is reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss. In connection with its annual impairment test, the Company concluded each of its indefinite-lived trade name intangible assets had a fair value in excess of their carrying value. The indefinite-lived intangible assets impaired during 2019 had a remaining fair value of $10.0 million as of December 31, 2019.

Indefinite-lived intangible asset impairments in the Commerce and Design and Technology reportable segments were $0.7 million and $3.6 million, respectively, during the year ended December 31, 2019.

2018 Impairments

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

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

2020 Impairments

During the first quarter of 2020, as a result of the COVID-19 pandemic and the measures implemented to prevent its spread described above, management revised its forecast for the future performance of the Company’s asset groups.  The revised forecast indicated the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired. As a result, the Company recorded an impairment of $13.2 million during the first quarter of 2020.

In connection with the impairment of certain of the Company’s indefinite-lived trade name intangible assets as of October 31, 2020, the Company performed a recoverability test on the related asset groups containing definite-lived intangible assets. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired.  As a result, the Company recorded an impairment, based on a measurement of fair value of those assets using an income approach, of $16.7 million.  The long-lived assets impaired during the fourth quarter of 2020 had a remaining fair value of $25.0 million as of October 31, 2020.  The long-lived asset impairments are reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss.

The Company recorded impairments of $29.9 million for the year ended December 31, 2020 related to certain long-lived trade names and customer relationship intangible assets. Long-lived asset impairments in the Commerce and Design and Technology reportable segments were $21.7 million and $7.2 million, respectively, during the year ended December 31, 2020.

2019 Impairments

During the third quarter of 2019, the Company became aware of changes in circumstances, including its revised forecast for the future performance of several trade show brands as the Company’s revenue expectations and pacing reflected a decline compared to the 2019 forecast due to the underperformance of these brands and an expected decrease in EBITDA driven by planned investments in technology and the execution of events, which indicated the carrying value of certain trade names and customer relationships may not be recoverable. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired. As a result, the Company recorded an impairment based on a measurement of fair value of those assets using an income approach of $12.1 million during the year ended December 31, 2019. The long-lived assets impaired during 2019 had a remaining fair value of $2.2 million as of December 31, 2019. The long-lived asset impairments are reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss.

Long-lived asset impairments in the Commerce and Design and Technology reportable segments were zero and $4.3 million, respectively, during the year ended December 31, 2019.

2018 Impairments

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

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2018	—	—	—	$1,036.5
Allocation of goodwill to segments	640.3	361.3	34.9	1,036.5
Acquired goodwill	—	—	12.9	12.9
Impairments	(41.9)	(24.0)	(3.2)	(69.1)
Balance at December 31, 2019	$598.4	$337.3	$44.6	$980.3
Acquired goodwill	—	2.1	25.3	27.4
Impairments	(367.5)	(205.7)	(30.2)	(603.4)
Balance at December 31, 2020	$230.9	$133.7	$39.7	$404.3

Impairment of Goodwill

2020 Impairments

During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of July as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of all the Company’s reporting units exceeded their fair values. Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the first quarter of 2020. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a weighted average cost of capital (discount rate) ranging from 12.9% to 14.5%.

During the fourth quarter of 2020, in connection with the Company’s annual impairment assessment, the Company performed a quantitative assessment of the Company’s fair value of goodwill using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of certain reporting units exceeded their respective fair values, resulting in a goodwill impairment of $15.2 million.  The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative 50.0% to 5.0%, at a weighted average cost of capital (discount rate) ranging from 10.9% to 11.5%.

In addition, in connection with the Company’s annual impairment assessment, management identified an error in the determination of its goodwill impairment recognized in the first quarter of 2020, which had resulted in a $24.2 million understatement of the impairment charge.  The error resulted from the incorrect allocation of deferred tax asset balances to the carrying values of certain of the Company’s reporting units.  The correction of the allocation of deferred tax assets to certain reporting units impacted their carrying values such that additional goodwill impairment was required to adjust the carrying value of the reporting units to their fair values.  The Company corrected this error as an out of period adjustment in the fourth quarter of 2020.  The error and resulting correction had no net impact to the Company’s financial results for the fiscal year ended December 31, 2020.  The Company has assessed the error and determined that it did not result in a material misstatement to its previously issued 2020 interim financial statements.

The Company recorded total goodwill impairments of $603.4 million for the year ended December 31, 2020. Goodwill impairments in the Commerce, Design and Technology and All Other reportable segments were $367.5 million, $205.7 million and $30.2 million, respectively, during the year ended December 31, 2020.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2020, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2020, the fair values of the reporting units exceeded their carrying value between zero and 150%. Of the $404.3 million of goodwill, the carrying value of reporting units with less than 5% headroom is $62.7 million as of October 31, 2020.

2019 Impairments

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

The Company recorded goodwill impairments during the year ended December 31, 2019, of $69.1 million, which is reported in the consolidated statements of loss and comprehensive loss as goodwill impairments.

No goodwill impairments were recorded for the year ended December 31, 2018.

Total accumulated goodwill impairments are $672.5 million through December 31, 2020.

Note 7. Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2020	December 31, 2019
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% and 2.75% as of December 31, 2020 and 2019, respectively, (equal to 2.65% and 4.55% at December 31, 2020 and 2019, respectively) due 2024, net(a)	$521.0	$525.4
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$515.3	$519.7

(a)

Amended and Restated Term Loan Facility as of December 31, 2020 is recorded net of unamortized discount of $2.0 million and net of unamortized deferred financing fees of $2.4 million. Amended and Restated Term Loan Facility as of December 31, 2019 is recorded net of unamortized discount of $2.5 million and net of unamortized deferred financing fees of $3.0 million.

Amended and Restated Senior Secured Credit Facilities

On February 14, 2020, Emerald Events Holding, Inc., the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc (“Emerald X”).  The Amended and Restated Term Loan Facilities include a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”) and an Amended and Restated Revolving Credit Facility (as defined below).

The Amended and Restated Senior Secured Credit Facilities allows for Emerald X, Inc. to choose from the following two interest rate options:

-

Alternate Base Rate (“ABR”) loans bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month London Interbank Offered Rate (“LIBOR”) plus 1.00%.

or

-	LIBOR loans bear interest at a rate equal to a spread, or applicable margin, over the LIBOR rate.

The spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans through August 6, 2020. Beginning in the first quarter of 2018, (i) the applicable margin steps down by 0.25% if Emerald X, Inc.’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) steps down by an additional 0.25% if Emerald X, Inc.’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00. As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined below), from August 7, 2020 through December 31, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

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

Emerald X, Inc. had zero and $10.0 million in outstanding borrowings under its Amended and Restated Revolving Credit Facility as of December 31, 2020 and 2019, respectively. Emerald X, Inc. had $1.0 million in stand-by letters of credit issuances under its Amended and Restated Revolving Credit Facility and its Revolving Credit Facility as of December 31, 2020 and 2019. For the period ended August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%.  As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through December 31, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Payments and Commitment Reductions

The Amended and Restated Term Loan Facility requires repayment in equal quarterly installments of 0.25% of the $565.0 million, with the balance due at maturity. Installment payments on the Amended and Restated Term Loan Facility are due on the last business day of each quarter, commencing on September 29, 2017.

Subject to the certain customary exceptions and limitations, Emerald X, Inc. is required to prepay amounts outstanding under the Amended and Restated Term Loan Facility under specified circumstances, including 50.0% of Excess Cash Flow (“ECF”), subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

Emerald X, Inc. made no voluntary repayments on the Amended and Restated Term Loan Facility during the years ended December 31, 2020 and 2019. Emerald X, Inc. may prepay the loans in whole or part without premium or penalty.

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by Emerald X, Inc.’s direct parent company and, subject to certain exceptions, by all of Emerald X, Inc.’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2020, all of Emerald X, Inc.’s subsidiaries and Emerald X, Inc.’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X, Inc. or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X, Inc. to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of December 31, 2020, this financial covenant has not been triggered and Emerald X, Inc. was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities through December 31, 2020.

During the year ended December 31, 2020, Emerald X, Inc. borrowed $95.0 million and repaid $105.0 million on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2019, Emerald X, Inc. made borrowings of $16.0 million and repayments of $46.0 million on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2018, Emerald X, Inc. made borrowings of $50.0 million and repayments of $10.0 million on the Revolving Credit Facility.

Interest Expense

Interest expense reported in the consolidated statements of loss and comprehensive loss consist of the following:

	Year ended December 31,
(in millions)	2020	2019	2018
Senior secured term loan	$17.6	$27.2	$26.5
Non-cash interest for amortization of debt discount and debt issuance costs	1.5	1.4	1.7
Realized and unrealized gain on interest rate swap and floor, net	—	—	(0.3)
Revolving credit facility interest and commitment fees	1.5	1.7	1.2
	$20.6	$30.3	$29.1

Interest Rate Swap and Floor

In March 2014, the Company entered into forward interest rate swap and floor contracts to manage and reduce its interest rate risk. The Company’s interest rate swap and floor had an effective date of December 31, 2015 through December 31, 2018. The Company realized losses of zero, zero and $0.5 million during the years ended December 31, 2020, 2019 and 2018, respectively, representing the differential between the three-month LIBOR rate and the 2.705% interest rate swap and floor, on the principal amount of $100.0 million. The Company marked-to-market its interest rate contracts quarterly with the unrealized and realized gains and losses included in interest expense in the consolidated statements of loss and comprehensive loss. For the years ended December 31, 2020, 2019 and 2018, the Company recorded an unrealized gain of zero, zero and $0.8 million, respectively. Due to the expiration of the interest rate swap and floor contracts, there is no liability recorded as of December 31, 2020 and 2019.

Note 8. Leases

The Company accounts for leases in accordance with ASC Topic 842: Leases, which was adopted on January 1, 2019. The Company determines if an arrangement is or contains a lease at contract inception. The Company's leases consist of operating leases for office space and certain equipment. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are reported on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company's leases have a remaining contractual term of 1 year to 7 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of December 31, 2020. The Company’s weighted-average remaining lease term was 5.3 years and 6.1 years as of December 31, 2020 and 2019, respectively.

Short-term operating leases with a contractual term of 12 months or less are not reported on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the consolidated statements of loss and comprehensive loss and are considered rent expense. Short-term operating lease costs were not material for the year ended December 31, 2020. Leases with a duration of less than one month are not included in rent expense. Operating lease cost is recognized on a straight-line basis over the related lease term. Rent expense was $4.2 million, $4.4 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company reported $1.2 million, $1.2 million and $1.1 million in rent expense on the consolidated statements of loss and comprehensive loss as cost of revenues and $3.0 million, $3.2 million and $2.9 million in rent expense on the consolidated statements of loss and comprehensive loss as selling, general and administrative expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Certain of the Company's lease agreements include variable lease payments. Variable lease costs were $0.2 million for the each of the years ended December 31, 2020 and 2019.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of December 31, 2020 were as follows:

(in millions)	December 31, 2020
2021	$4.3
2022	3.8
2023	3.8
2024	3.0
2025	2.3
Thereafter	3.0
Minimum lease payments	$20.2
Less: Imputed interest	(2.5)
Present value of minimum lease payments	$17.7

Supplemental cash flow and other information related to leases was as follows:

	December 31,
(in millions)	2020	2019
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the consolidated statements of cash flows	$4.1	$4.0
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$1.5	$1.9

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental collateralized borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 4.49% as of December 31, 2020.

Note 9. Fair Value Measurements

As of December 31, 2020 and 2019, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the tables below:

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and cash equivalents	$4.2	$4.2	$—	$—
Money market mutual funds(a)	291.1	291.1	—	—
Total assets at fair value	$295.3	$295.3	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(b)	13.3	—	—	13.3
Total liabilities at fair value	$13.7	$—	$—	$13.7

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$9.6	$9.6	$—	$—
Total assets at fair value	$9.6	$9.6	$—	$—

Liabilities
Market-based share awards liability(b)	$0.6	$—	$—	$0.6
Contingent consideration(b)	4.3	—	—	4.3
Total liabilities at fair value	$4.9	$—	$—	$4.9

(a)

The fair values of the Company’s money market mutual funds are based on the closing price of these assets as of the reporting date. The Company’s money market mutual funds are quoted in an active market.

(b)	Included within other noncurrent liabilities in the consolidated balance sheets.

As of December 31, 2020 and 2019, the Company had $13.3 million and $4.3 million, respectively, in contingent consideration liabilities measured at fair value. The contingent consideration liability of $13.3 million as of December 31, 2020 consists of liabilities of $3.8 million, $2.9 million and $6.6 million, which are expected to be settled in 2021, 2022 and 2023, respectively.

Contingent consideration related to the acquisition of PlumRiver amounted to $10.0 million as of December 31, 2020, which consisted of $1.9 million for the achievement of a technological milestone expected to be paid in 2021, $1.8 million for the successful onboarding of qualified customers expected to be paid in 2021 and $6.3 million for the achievement of revenue targets is expected to be paid in 2023. The $6.3 million PlumRiver contingent consideration liability was measured based on significant unobservable inputs and probability weightings measured using a Monte Carlo simulation and will be remeasured on a recurring basis. The unobservable inputs used in calculating this amount include probability weighted estimates regarding the likelihood of achieving revenue targets for the acquisition. The $1.9 million and $1.8 million PlumRiver contingent consideration liabilities were measured using a discount rate based on the Company’s credit spread and the risk-free rate.

Contingent consideration related to the G3 acquisition amounted to $2.8 million and $4.3 million as of December 31, 2020 and 2019, respectively, and is expected to be settled in 2022. The unobservable inputs used in calculating contingent consideration include probability weighted estimates regarding a multiple of the estimated EBITDA for the G3 acquisition. The liability is re-measured to fair value each reporting period using the Company’s most recent internal operational budget. The determination of the fair value of the contingent consideration liabilities could change in future periods based upon the Company’s ongoing evaluation of the estimated EBITDA. As a result of the

Company’s remeasurements during 2020, the Company recorded a $1.5 million decrease in fair value which is included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss.

Contingent consideration related to the EDspaces acquisition amounted to $0.4 million as of December 31, 2020 and is expected to be settled in 2023. The EDspaces contingent consideration was measured using a discount rate based on the Company’s specific pretax cost of debt.

The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss.

The market-based share award liability was $0.4 million and $0.6 million as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, the Company recorded a $0.2 million decrease in fair value of the market-based share award liability, which is included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss. The determination of the fair value of the market-based share award liability could change in future periods. See Note 12, Stock-Based Compensation, for additional information with respect to the market-based share awards.

Note 10. Related-Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 65.2% of the Company’s outstanding common stock at December 31, 2020. In addition, as of December 31, 2020, after giving effect to the Onex owned 69,718,919 shares of the Company’s Preferred Stock, representing 161,891,916 shares of the Company’s common stock on an as-converted basis, after considering for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of the Company’s common stock, on an as-converted basis, is approximately 85.6%. Onex owns a majority equity position in SMG Holdings, Inc. (“SMG”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of SMG, which the Company has contracted with for catering services at certain of the Company’s trade shows. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). The Company made payments of zero, $0.6 million and $0.1 million to ASM during the years ended December 31, 2020, 2019 and 2018, respectively.  These payments are included in cost of revenues in the consolidated statements of loss and comprehensive loss. The Company has no amounts due to ASM as of December 31, 2020 and 2019.

Note 11. Stockholder’s Equity

Common Stock Issuances

On May 3, 2017, the Company completed the initial public offering of its common stock and the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. The Company sold a total of 10,333,333 shares of common stock.

Series A Convertible Participating Preferred Stock

On June 10, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of Preferred Stock for a purchase price of $5.60 per share and (ii) effect a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share. Onex agreed to purchase (the “Onex Backstop”) any and all Preferred Shares not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share.  On June 29, 2020 (the “First Closing Date”), Emerald received proceeds of $252.0 million, net of fees and expenses of $11.6 million, from the sale of Preferred Stock to Onex in the Initial Private Placement.  Emerald used $50.0 of the net proceeds from the sale of Preferred Stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period ended on July 22, 2020. On July 24, 2020, the Company issued a further 1,727,427 shares of Preferred Stock pursuant to the Rights Offering and received proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of Preferred Stock were sold to Onex in exchange for approximately $121.3 million, net of fees and estimated expenses of $5.6 million.

Shares of the Preferred Stock may be converted at the option of the holder into a number of shares of common stock equal to the (a) the amount of the accreted liquidation preference, divided by (b) the applicable conversion price. Each share of Preferred Stock has an initial liquidation preference of $5.60 and will initially be convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share. The conversion price is subject to customary anti-dilution adjustments upon the occurrence of certain events, including downward adjustment in the event the Company issues securities, subject to exceptions, at a price that is lower than the fair market value of such securities. Each share of Series A Preferred Stock will accumulate an accreting return at a rate per annum equal to 7% on the accreted liquidation preference, compounding quarterly, and paid in-kind by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or in-kind by adding to the accreted liquidation preference. During the year ended December 31, 2020, the Company recorded accretion of $14.1 million with respect to the Preferred Stock, bringing the aggregate liquidation preference to $414.4 million as of December 31, 2020.  The accretion is reflected in the calculation of net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders.

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

For so long as the Preferred Stock represents a minimum percentage of the outstanding shares of common stock on an as-converted basis as set forth in the Certificate of Designations relating to the Preferred Stock, the holders of the Preferred Stock shall have the right to appoint up to five members of the Company’s Board of Directors (the “Board”).

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

Dividends

The following is a summary of the dividends paid for the years ending December 31, 2020, 2019 and 2018:

	2020
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	February 7, 2020	—	—	—
Stockholders of record on	February 21, 2020	—	—	—
Dividend paid on	March 6, 2020	—	—	—
Dividend per share	$0.0750	$—	$—	$—
Cash dividend paid	$5.4	$—	$—	$—

	2019
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	February 5, 2019	April 30, 2019	July 30, 2019	October 31, 2019
Stockholders of record on	February 19, 2019	May 14, 2019	August 13, 2019	November 14, 2019
Dividend paid on	March 5, 2019	May 28, 2019	August 27, 2019	November 27, 2019
Dividend per share	$0.0725	$0.0750	$0.0750	$0.0750
Cash dividend paid	$5.2	$5.4	$5.4	$5.3

	2018
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	January 26, 2018	May 1, 2018	July 31, 2018	October 26, 2018
Stockholders of record on	February 9, 2018	May 15, 2018	August 14, 2018	November 14, 2018
Dividend paid on	February 23, 2018	May 29, 2018	August 28, 2018	November 26, 2018
Dividend per share	$0.0700	$0.0725	$0.0725	$0.0725
Cash dividend paid	$5.1	$5.3	$5.3	$5.3

Share Repurchases

October 2020 Share Repurchase Program

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program.  Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. The Company settled the repurchase of 203,837 shares for $0.8 million during the year ended December 31, 2020 under this repurchase program. There was $19.2 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of December 31, 2020.

July 2019 Share Repurchase Program

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program.  Under the terms of the July 2019 Share Repurchase Program, the Company had the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through July 31, 2020, subject to early termination or extension by the Board. The July 2019 Share Repurchase Program did not obligate the Company to purchase any specific number of shares. The Company settled the repurchase of 14,988 shares and 810,120 shares for $0.1 million and $7.7 million during the years ended December 31, 2020 and 2019, respectively, under this repurchase program. The July 2019 Share Repurchase was suspended in the first quarter of 2020 and there were no remaining available for share repurchases under the July 2019 Share Repurchase Program as of December 31, 2020.

November 2018 Share Repurchase Program

On November 20, 2018, the Company’s Board authorized a $20.0 share repurchase program. Under the terms of the November 2018 Share Repurchase Program, the Company has the ability to repurchase shares through open market purchases (either with or without a 10b5-1 plan), block transactions, privately negotiated purchases or otherwise, through December 31, 2019. The November 2018 Share Repurchase Program did not require the Company to acquire any specific number of shares. Pursuant to the November 2018 Share Repurchase Program, the Company settled the repurchase of 43,437 shares for $0.6 million during the year ended December 31, 2019 and 1,627,248 shares for $19.4 million during the year ended December 31, 2018.  There were no remaining amounts available for share repurchases as of December 31, 2020 pursuant to the Company’s November 2018 Share Repurchase Program.

Note 12. Stock-Based Compensation

Employee Benefit Plans

2013 Stock Option Plan (“the 2013 Plan”) and 2017 Omnibus Equity Plan (“the 2017 Plan”)

Effective June 17, 2013 the Company’s Board approved the adoption of the Expo Event Holdco, Inc. 2013 Stock Option Plan. A total of 22,187,125 shares were available for grant under the 2013 Plan as of December 31, 2019. However, following the Company’s IPO, the 2013 Plan is no longer used for future grants. Vesting of all option grants begins at the first anniversary of the date of grant. Options granted under the 2013 Plan vest 20% per year over five years.

In April 2017, the Company adopted the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company has initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. A total of 1,335,865 shares were available for future grant under the 2017 Plan as of December 31, 2020.

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

ESPP expense recognized by the Company was not material for the years ended December 31, 2020 and 2019 and was zero for the year ended December 31, 2018.  The Company’s initial ESPP offering period began in February 2019 and ended in August 2019. The Company issued 8,426 shares to employees in August 2019 at the end of the initial ESPP offering period. The Company’s second ESPP offering period began in August 2019 and ended in February 2020. The Company issued 8,212 shares to employees in February 2020 at the end of the second ESPP offering period. The Company’s third ESPP offering period began in February 2020 and ended in August 2020. The Company issued 19,406 shares to employees in August 2020 at the end of the third ESPP offering period. The Company’s fourth ESPP offering period began in August 2020 and will end in February 2021.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2019
	Range	Weighted-Average
Expected volatility	21.7% to 23.2%
Dividend yield	2.2% to 2.3%
Risk-free interest rate	1.9% to 2.5%
Expected term (in years)	6.5 to 7.0
Weighted-average fair value at grant date		$2.36

Year Ended December 31, 2018
	Range	Weighted-Average
Expected volatility	23.6% to 25.1%
Dividend yield	1.3% to 1.7%
Risk-free interest rate	2.5% to 3.0%
Expected term (in years)	5.5 to 7.0
Weighted-average fair value at grant date		$4.76

There were no stock options granted during the year ended December 31, 2020.

Stock option activity for the years ended December 31, 2020 and 2019 was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2018	7,085	$12.62	5.0	$13.0
Granted	987	12.29
Exercised	(528)	8.00
Forfeited	(393)	15.83
Outstanding at December 31, 2019	7,151	$12.74	4.4	$5.8
Granted	—	—
Exercised	(9)	8.00
Forfeited	(3,163)	11.57
Outstanding at December 31, 2020	3,978	$13.68	4.7	$—
Exercisable at December 31, 2020	2,965	$12.87	3.6	$—

Information regarding fully vested and expected to vest stock options as of December 31, 2020 was as follows:

Exercise Price	Number of Options (share data in thousands)	Weighted Average Remaining Contractual Life (years)
$8.00	956	1.94
$10.40	149	2.96
$11.41	44	8.43
$12.00	543	2.29
$12.47	576	8.12
$13.03	8	5.12
$14.13	42	7.82
$16.00	496	2.27
$16.50	595	7.61
$22.08	524	6.90
$22.66	45	0.21
	3,978

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2020, for those options for which the market price was in excess of the exercise price.

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, are probable of being satisfied. The Company recorded stock-based compensation expense for stock option grants for the years ended December 31, 2020, 2019 and 2018 of $1.8 million, $3.4 million and $3.2 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. The related deferred tax benefit for stock-based compensation recognized was $1.6 million, $1.7 million and $0.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

There were 2,965,108 stock options vested and exercisable at December 31, 2020. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 based on weighted average grant date fair value was $3.0 million, $2.7 million, and $3.6 million, respectively. There was a total of $1.1 million unrecognized stock-

based compensation expense at December 31, 2020 related to unvested stock options expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

The Company grants RSUs that contain service and, in certain instances, performance conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance conditions, as applicable, are probable of being satisfied. Stock-based compensation expense related to RSUs recognized in the years ended December 31, 2020, 2019 and 2018 was $5.4 million, $3.7 million and $2.9 million, respectively.

RSU activity for the years ended December 31, 2020 and 2019 was as follows:

	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2018	403	$20.91
Granted	508	12.30
Forfeited	(128)	17.43
Vested	(115)	21.05
Unvested balance, December 31, 2019	668	$15.00
Granted	1,143	8.53
Forfeited	(233)	10.31
Vested	(274)	11.76
Unvested balance, December 31, 2020	1,303	$10.31

There was a total of $6.7 million unrecognized stock-based compensation expense at December 31, 2020 related to unvested RSUs expected to be recognized over a weighted-average period of 2.7 years.

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety day trading period. The performance-based market condition share awards granted in January 2020 remain unvested with an estimated weighted average conversion threshold of $21.09 per share, which would result in an estimated 45,718 shares of common stock to be issued upon vesting. Each of the estimated 45,718 shares of common stock has a weighted-average grant date fair value of $24.53 per share.

In June 2019, the Company granted performance-based market condition share awards to two senior executives under the 2017 Plan, which entitles these employees to the right to receive shares of common stock equal to a maximum value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In December 2019, the performance-based market condition share awards for one senior executive was increased, which increased the maximum value of the performance-based market condition share awards to $18.9 million, in the aggregate. During the year ended December 31, 2020, performance-based market condition share awards with maximum value of $14.0 million, with an estimated 157,677 shares of common stock that would have been issued were forfeited.

Stock-based compensation expense related to performance-based market condition share awards recognized in the year ended December 31, 2020 was a reduction of expense of $0.5 million and the years ended December 31, 2019 and 2018 was $0.6 million and zero, respectively.

As of December 31, 2020, the Company has performance-based market condition share awards outstanding with a maximum value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of December 31, 2020, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share. The performance-based market condition share awards consist of four tranches with four separate specified award values that become payable upon achievement of the specified closing share price targets, which range from $18.00 per share to $24.00 per share. If the applicable targeted closing share price is attained over sixty days during a ninety-day trading period, that tranche of the award vests and the employees holding the awards receive shares of common stock equal to the specified award values (calculated based on the closing price per share on the trading day on which the relevant vesting condition was satisfied). In connection with the vesting, if any, of each award tranche, the Company expects to issue new shares of common stock to settle the vested awards. The total number of shares that will be awarded upon vesting will depend on the closing price per share on the trading day on which the relevant vesting condition is satisfied. These performance-based market condition share awards have a contractual term of ten years.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. As of December 31, 2020 and 2019, the liability for these awards was $0.4 million and $0.6 million, respectively, and is reported on the consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the awards was $1.9 million. The fair value of the awards as of December 31, 2020 and 2019 was $2.0 million and $4.0 million, respectively. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The weighted average remaining service period is 2.6 years. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control.

The weighted average assumptions used in determining the fair value for the performance-based market condition share awards granted during the year and remeasured at December 31, 2020 were as follows:

	Grant Date	December 31, 2020
Expected volatility	41.74%	57.50%
Dividend yield	1.09%	0.00%
Risk-free interest rate	1.26%	0.82%

The weighted-average expected term of the Company’s performance-based market condition share awards was 3.7 years at grant date, which represents the weighted-average of the derived service periods for the share awards.

Note 13. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2020, 2019 and 2018, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,444,932 7% Series A Convertible Participating Preferred Stock shares outstanding which were convertible into 113,597,442 shares of common stock at December 31, 2020. These preferred stock shares were anti-dilutive for the year ended December 31, 2020 and are therefore excluded from the diluted (loss) income per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2020	2019	2018
Net loss and comprehensive loss attributable to Emerald Holding, Inc.	$(633.6)	$(50.0)	$(25.1)
Accumulated accretion on 7% Series A Convertible Participating Preferred stock	(14.1)	—	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(647.7)	$(50.0)	$(25.1)
Weighted average common shares outstanding	71,431	71,719	72,887
Basic loss per share	$(9.07)	$(0.70)	$(0.34)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(647.7)	$(50.0)	$(25.1)
Diluted effect of stock options	—	—	—
Diluted weighted average common shares outstanding	71,431	71,719	72,887
Diluted (loss) earnings per share	$(9.07)	$(0.70)	$(0.34)
Anti-dilutive shares excluded from diluted earnings per share calculation	5,196	4,996	1,609

Note 14. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”), that was formed on January 1, 2014. The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. In March 2020, the Company suspended the Company’s 401(k) match for all participants. For each of the years ended December 31, 2020, 2019 and 2018, the Company recorded compensation expense of $0.2 million, $1.1 million and $1.0 million, respectively, for the employer matching contribution.

Note 15. Income Taxes

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

The Company’s current and deferred income tax benefits were as follows:

	December 31,
(in millions)	2020	2019	2018
Current
Federal	$0.3	$7.8	$11.5
State and local	0.2	2.6	5.0
	0.5	10.4	16.5
Deferred
Federal	(44.6)	(11.1)	(19.1)
State and local	(13.5)	(4.3)	(5.7)
	(58.1)	(15.4)	(24.8)
Total benefit from income taxes	$(57.6)	$(5.0)	$(8.3)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision are set forth below:

	December 31,
(in millions)	2020	2019	2018
Loss before income taxes	$(691.2)	$(55.0)	$(33.4)
U.S. statutory tax rate	21.0%	21.0%	21.0%
Taxes at the U.S. statutory rate	(145.2)	(11.5)	(7.0)
Tax effected differences
State and local taxes, net of federal benefit	(13.0)	(0.8)	(1.7)
Excess tax deductions on share-based payments	0.5	0.3	(0.9)
Nondeductible goodwill impairment	76.6	7.2	—
Return to provision adjustments	(0.1)	(0.1)	(1.4)
Change in valuation allowance	25.6	—	—
Change in tax rates	(2.3)	(0.6)	1.2
Adjustments under SAB 118	—	—	(0.2)
Change in uncertain tax positions	—	—	1.2
Nondeductible expenses	0.3	0.4	0.3
Other, net	—	0.1	0.2
Total benefit from income taxes	$(57.6)	$(5.0)	$(8.3)

In addition to certain nondeductible expenses recorded by the Company (e.g., portions of the goodwill impairments recorded during the years ended December 31, 2020 and 2019) and changes in valuation allowances recorded during the year ended December 31, 2020, the fluctuations of the Company’s income tax benefits and effective tax rates between the years ended December 31, 2020, 2019 and 2018 are primarily attributable to changes in the relative mix of the Company's operations in and among various U.S. state and local jurisdictions that impact the Company's state and local income tax provision expenses, in addition to the state and local blended tax rates applied in the measurement of its deferred tax assets and liabilities.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2020	2019
Deferred tax assets
Net operating loss carryforwards	$0.2	$0.2
Deferred compensation	1.8	1.3
Stock-based compensation	6.9	6.2
Fixed asset depreciation	—	0.1
Lease liabilities	4.5	5.2
Accrued expenses	0.6	0.2
Goodwill and intangible assets	13.2	—
Other assets	0.8	0.3
Deferred tax assets	28.0	13.5
Valuation allowance	(25.8)	(0.2)
Net deferred tax assets	2.2	13.3

Deferred tax liabilities
Goodwill and intangible assets	—	(68.5)
Fixed asset depreciation	(0.1)	—
Right-of-use lease assets	(4.0)	(4.8)
Net deferred tax liability	$(1.9)	$(60.0)

Recognized as
Deferred income taxes, current	$—	$—
Deferred income taxes, noncurrent	(1.9)	(60.0)
	$(1.9)	$(60.0)

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, the Company believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a valuation allowance of $25.8 million for the year ended December 31, 2020 on deferred tax assets that are more-likely-than-not to not be realized.

As of December 31, 2020 and 2019, the Company had U.S. state net operating loss carryforwards of $2.7 million.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2020, 2019, and 2018:

	December 31,
(in millions)	2020	2019	2018
Gross unrecognized tax benefits, beginning of period	$1.1	$1.1	$1.7
Decreases related to prior year tax positions	—	—	(1.7)
Increases related to current year tax provisions	—	—	1.1
Gross unrecognized tax benefits, end of period	$1.1	$1.1	$1.1

For the years ended December 31, 2020, 2019, and 2018, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the benefit from income taxes in the consolidated statements of loss and comprehensive loss.

If the balance of gross unrecognized tax benefits of $1.1 million as of December 31, 2020 were realized in a future period, this would result in a tax benefit of $1.1 million within the provision for income taxes at such time. The Company does not expect that there are any material changes to its unrecognized tax benefits that are reasonably possible to occur within the coming year.

The Company is subject to U.S. federal income tax and various state and local taxes in numerous jurisdictions. The Company’s federal tax returns for 2017 through 2020 years remain open for examination by the IRS. In most cases, the Company’s state tax returns for 2017 through 2020 remain open and are subject to income tax examinations by state taxing authorities.

Note 16. Commitments and Contingencies

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

The amounts presented below represent the future minimum annual payments under the Company’s operating leases and other contractual obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2020:

	Years Ending December 31,
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases	$4.3	$3.8	$3.8	$3.0	$2.3	$3.0	$20.2
Other contractual obligations	24.6	18.2	3.8	0.9	0.1	—	47.6
	$28.9	$22.0	$7.6	$3.9	$2.4	$3.0	$67.8

Rent expense incurred under operating leases was $4.2 million, $4.4 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both probable and the amount or range of any possible loss is reasonably estimable. The Company did not record an accrual for loss contingencies associated with legal proceedings as of December 31, 2020 and 2019. In the opinion of management, the Company is not presently a party to any material litigation and management is not aware of any pending or threatened litigation against the Company that would have a material adverse impact on the Company’s business, consolidated balance sheets, results of operations or cash flows.

Other Commitments and Contingencies

Refer to Note 9, Fair Value Measurements, for further discussion on the contingent consideration related to the Company’s acquisition of PlumRiver, EDspaces and G3.

Note 17. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2020	2019
Accrued personnel costs	$12.7	$8.3
Accrued event costs	7.3	3.8
Contingent consideration	3.7	—
Other current liabilities	3.6	4.3
Trade payables	3.8	5.7
Accrued interest	—	0.1
Total accounts payable and other current liabilities	$31.1	$22.2

Note 18. Segment Information

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

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Years Ended December 31,
(in millions)	2020	2019	2018
Revenues
Commerce	$56.9	$184.7	$215.9
Design and Technology	51.2	139.9	127.8
All Other	19.3	36.3	37.0
Total revenues	$127.4	$360.9	$380.7

Other Income
Commerce	$70.3	$6.1	$—
Design and Technology	32.5	—	—
All Other	4.2	—	—
Total other income	$107.0	$6.1	$—

Adjusted EBITDA
Commerce	$74.8	$104.2	$128.3
Design and Technology	35.1	55.7	56.0
All Other	2.9	9.2	12.5
Subtotal adjusted EBITDA	$112.8	$169.1	$196.8

General corporate expenses	(40.9)	(41.3)	(33.9)
Interest expense	(20.6)	(30.3)	(29.1)
Goodwill impairments	(603.4)	(69.1)	—
Intangible asset impairments	(76.8)	(17.0)	(104.3)
Depreciation and amortization	(48.6)	(52.0)	(46.8)
Stock-based compensation	(6.7)	(7.7)	(6.1)
Deferred revenue adjustment	—	(0.3)	(0.8)
Other	(7.0)	(6.4)	(9.2)
Loss before income taxes	$(691.2)	$(55.0)	$(33.4)

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the years ended December 31, 2020, 2019 and 2018, all revenues were derived from transactions in the United States.

Note 19. Subsequent Event

The Company evaluated subsequent events through February 23, 2021, the date the consolidated financial statements were issued.

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2020 and 2019

(dollars in millions, share data in thousands except par value)	2020	2019
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	394.5	640.2
Total assets	$394.5	$640.2
Liabilities and Stockholders' Equity
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Stockholders' equity
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 80,000 and zero, respectively; 71,445 and zero shares issued and outstanding at December 31, 2020 and 2019, respectively	0.7	—
Common stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 800,000; 72,195 and 71,352 issued and outstanding shares at December 31, 2020 and 2019, respectively	0.7	0.7
Additional paid-in capital	1,089.2	701.1
Accumulated deficit	(696.1)	(61.6)
Total stockholders' equity	$394.5	$640.2
Total liabilities and stockholders' equity	$394.5	$640.2

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of Loss and Comprehensive Loss

December 31, 2020, 2019 and 2018

(dollars in millions)	2020	2019	2018
Revenues	$—	$—	$—
Other income	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairments
Intangible asset impairments	—	—	—
Operating (loss) income	—	—	—
Interest expense	—	—	—
Income (loss) before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net loss and comprehensive loss of subsidiaries	—	—	—
Equity in net losses and comprehensive losses of subsidiaries	(633.6)	(50.0)	(25.1)
Accretion on 7% Series A Convertible Participating Preferred Stock	(14.1)	—	—
Net loss and comprehensive loss	$(647.7)	$(50.0)	$(25.1)

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2020, 2019 and 2018

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Holding, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Holding, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2020, 2019 and 2018.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2020, 2019 and 2018.

2. Guarantees and Restrictions

On February 14, 2020, Emerald Expositions Holding, Inc., the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc. (“Emerald X”). On May 22, 2017, Emerald X entered into the Amended and Restated Senior Secured Credit Facilities, by and among Expo Event Midco, Inc. (“EEM”), Emerald X and Emerald X’s subsidiaries as guarantors, various lenders from time to time party thereto and Bank of America, N.A., as administrative agent. The Amended and Restated Senior Secured Credit Facilities include restrictions on the ability of Emerald X and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends and make intercompany loans and advances or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the Amended and Restated Senior Secured Credit Facilities, Emerald X is permitted to pay dividends so long as immediately after giving effect thereto, no default or event of default had occurred and was continuing, (a) up to an amount equal to, (i) a basket that builds based on 50% of Emerald X’s Consolidated Net Income (as defined in the Amended and Restated Credit Facilities) and certain other amounts, subject to various conditions including compliance with a fixed charge coverage ratio of 2.0 to 1.0 and (b) in certain additional limited amounts, subject to certain exceptions set forth in the Senior Secured Credit Facilities.

Since the restricted net assets of Emerald X and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the accompanying consolidated financial statements.

Emerald Holding, Inc.

Schedule II – Valuation and Qualifying Accounts

			Additions
	Balance at Beginning of Period	Reclassification	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2020:
Allowance for credit losses	$—	0.7	0.7	—	(0.3)	$1.1
Allowance for doubtful accounts	$0.7	(0.7)	—	—	—	$—
Deferred tax asset valuation allowance	$0.2	—	—	25.6	—	$25.8

Year Ended December 31, 2019:
Allowance for doubtful accounts	$0.9	—	0.5	—	(0.7)	$0.7
Deferred tax asset valuation allowance	$0.2	—	—	—	—	$0.2

Year Ended December 31, 2018:
Allowance for doubtful accounts	$0.8	—	0.6	—	(0.5)	$0.9
Deferred tax asset valuation allowance	$0.3	—	—	(0.1)	—	$0.2

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on our assessment, management believes that, as of December 31, 2020, the Company's internal control over financial reporting is effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2020.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Incorporated by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated February 3, 2020.	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
3.3	Amended and Restated Bylaws of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.4	Second Amended and Restated Bylaws of the Registrant, effective as of February 14, 2020.	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
3.5	Certificate of Designations for Series A Convertible Participating Preferred Stock.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.1	Specimen Common Stock Certificate of the Registrant.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.2

Registration Rights Agreement, among Expo Event Holdco, Inc., Onex American Holdings II LLC, Expo EI LLC, Expo EI II LLC, Onex US Principals LP, Onex Advisor III LLC, Onex Partners III LP, Onex Partners III PV LP, Onex Partners III Select LP and Onex Partners III GP LP, dated July 19, 2013.

		Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.3	Registration Rights Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.4*	Description of the Registrant’s Securities.
10.1	Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and other lenders party thereto, dated May 22, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 25, 2017
10.2

Refinancing Agreement and First Amendment to Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated November 27, 2017.

		Current Report on Form 8-K (File No. 001-38076)	December 1, 2017

10.3

Repricing Agreement and Second Amendment to Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated November 29, 2017.

		Current Report on Form 8-K (File No. 001-38076)	December 1, 2017
10.4+	2017 Omnibus Equity Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 25, 2017
10.5	Amended and Restated Stockholders’ Agreement by and among the Registrant and the stockholders party thereto, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
10.6

Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners III LP, Onex Partners III GP LP, Onex US Principals LP, Onex Partners III PV LP, Onex Expo SARL, Onex Partners III Select LP and Onex Advisor Subco III LLC.

		Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.7	Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners V LP and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.8+	Form of Restricted Stock Unit Agreement.	Current Report on Form 8-K (File No. 001-38076)	June 14, 2017
10.9+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.10+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.11+*	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents), effective as of January 4, 2021.
10.12+*	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents), effective as of January 4, 2021.
10.13+	Form of Post-IPO Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.14	Form of Indemnification Agreement.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
10.15+	Employment Agreement, by and between Emerald Expositions, LLC and Philip Evans, dated July 14, 2014..	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017

10.15.1+	Amended and Restated Employment Agreement, by and between Emerald Expositions, LLC and Philip Evans, dated March 30, 2017.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.16+	Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.17+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for non-California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.18+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.19+	Form of Annual Incentive Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.20+	2019 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 2, 2019
10.21+	Employment Agreement, dated May 22, 2019, by and between Emerald Expositions, LLC, Brian Field, and solely for the purposes of Sections 2.3 and 8.1 therein, Emerald Expositions Events, Inc..	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.22+	Employment Agreement Amendment, dated November 12, 2020, by and between Emerald X, LLC and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.23+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.24+	Form of Stock Option Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.25+	Form of Performance Based Share Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.25.1+	Amendment to Performance Based Share Award Agreement, by and between the Registrant and Brian Field, dated December 6, 2019.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.26+	Separation and Release Agreement by and between Philip Evans, Emerald Expositions, LLC and Emerald Expositions Events, Inc. entered into as of January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020

10.27+	Employment Agreement, dated January 16, 2019, by and between Emerald Expositions Events, LLC and David Doft, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.28+	Form of Performance Based Share Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.29+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.30+	Employment Agreement, dated November 10, 2020, by and between Emerald X, LLC and Hervé Sedky, and solely for the purposes of certain sections therein, Emerald Holding, Inc.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.31+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.32+	Form of Stock Option Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL included: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Management compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD HOLDING, INC.

Date: February 23, 2021	By:	/s/ David Doft
David Doft
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and officers of Emerald Holding, Inc. constitutes and appoints each of David Doft and Mitchell Gendel, or either of them, each acting alone, his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that either of the said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hervé Sedky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2021
Hervé Sedky
Chief Financial Officer and Treasurer
/s/ David Doft	(Principal Financial Officer and Principal Accounting Officer)	February 23, 2021
David Doft

/s/ Konstantin Gilis	Chairman of the Board and Director	February 23, 2021
Konstantin Gilis

/s/ Michael Alicea	Director	February 23, 2021
Michael Alicea

/s/ Lynda M. Clarizio	Director	February 23, 2021
Lynda M. Clarizio

/s/ Todd Hyatt	Director	February 23, 2021
Todd Hyatt

/s/ Lisa Klinger	Director	February 23, 2021
Lisa Klinger

/s/ David Levin	Director	February 23, 2021
David Levin

/s/ Anthony Munk	Director	February 23, 2021
Anthony Munk

/s/ Jeffrey Naylor	Director	February 23, 2021
Jeffrey Naylor

/s/ Emmanuelle Skala	Director	February 23, 2021
Emmanuelle Skala