Form 10-Q
period 2021-03-31
Emerald Holding, Inc.
filed 2021-04-30
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 27, 2021, there were 72,099,414 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•

the extent of the impact of COVID-19 on our business, including the duration, spread, severity and any variants or recurrence of the COVID-19 pandemic, the actions that governments, businesses and individuals take in response to the pandemic, including limiting or banning travel and limitations on the size of gatherings;

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

•	the outcome of our recently-commenced litigation against the insurers to recover amounts due under our event cancellation insurance policies;
•	the potential impairment of intangible assets, including goodwill, on our balance sheet;
•	general economic conditions;
•	our ability to secure desirable dates and locations for our trade shows;
•	ability to assess and respond to changing market trends, including digital and virtual show offerings;
•	the failure to attract high-quality exhibitors and attendees;
•	the failure to fully realize the expected results and/or operating efficiencies from our strategic initiatives;
•	competition from existing operators or new competitors;
•	our top five trade shows generate a significant portion of our revenues;
•	the effect of shifts in marketing and advertising budgets to online initiatives;
•	our ability to retain our senior management team and our reliance on key full-time employees;
•	risks associated with our acquisition strategy and our ability to execute this strategy to accelerate growth;
•	our ability to use digital media and print publications to stay in close contact with our event audiences;
•	our and our exhibitors’ reliance on a limited number of outside contractors;
•	changes in legislation, regulation and government policy;
•	changes in U.S. tariff and import/export regulations;
•	our relationships with industry associations;

•	risks and costs associated with new trade show launches;
•	that we do not own certain of the trade shows that we operate;
•	the infringement or invalidation of proprietary rights;
•	disruption of our information technology systems;
•	the failure to maintain the integrity or confidentiality of employee or customer data;
•	risks associated with event cancellations or interruptions; our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
•

other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$293.6	$295.3
Trade and other receivables, net of allowances of $0.8 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively	42.3	30.7
Insurance receivables	2.4	17.8
Prepaid expenses and other current assets	18.5	8.5
Total current assets	356.8	352.3
Noncurrent assets
Property and equipment, net	3.9	3.9
Intangible assets, net	264.2	275.0
Goodwill	404.3	404.3
Right-of-use lease assets	15.2	16.0
Other noncurrent assets	2.1	2.9
Total assets	$1,046.5	$1,054.4
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$28.6	$31.1
Cancelled event liabilities	13.7	25.9
Deferred revenues	73.5	48.6
Right-of-use lease liabilities, current portion	4.2	4.3
Term loan, current portion	5.7	5.7
Total current liabilities	125.7	115.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	514.2	515.3
Deferred tax liabilities, net	1.9	1.9
Right-of-use lease liabilities, noncurrent portion	12.7	13.4
Other noncurrent liabilities	11.1	13.7
Total liabilities	665.6	659.9
Commitments and contingencies (Note 13)
Stockholders’ equity
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2021 and December 31, 2020: 80,000; 71,445 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	0.7	0.7
Common stock, $0.01 par value; authorized shares at March 31, 2021 and December 31, 2020: 800,000; 72,274 and 72,195 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	1,090.0	1,088.3
Accumulated deficit	(710.5)	(695.2)
Total stockholders’ equity	380.9	394.5
Total liabilities and stockholders’ equity	$1,046.5	$1,054.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2021	March 31, 2020
Revenues	$12.9	$99.7
Other income	14.1	—
Cost of revenues	4.0	43.6
Selling, general and administrative expense	30.8	38.1
Depreciation and amortization expense	11.8	12.8
Goodwill impairment charge	—	564.0
Intangible asset impairment charges	—	59.4
Operating loss	(19.6)	(618.2)
Interest expense	4.0	6.7
Loss before income taxes	(23.6)	(624.9)
Benefit from income taxes	(8.3)	(54.8)
Net loss and comprehensive loss	(15.3)	(570.1)
Accretion on 7% Series A Convertible Participating Preferred Stock	(7.2)	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(22.5)	$(570.1)
Basic loss per share	$(0.31)	$(7.99)
Diluted loss per share	$(0.31)	$(7.99)
Basic weighted average common shares outstanding	72,245	71,381
Diluted weighted average common shares outstanding	72,245	71,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2021
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	71,445	$0.7	72,195	$0.7	$1,088.3	$(695.2)	$394.5
Stock-based compensation	—	—	209	—	2.9	—	2.9
Issuance of common stock under equity plans	—	—	18	—	—	—	—
Issuance of 7% Series A Convertible Participating Preferred stock	—	—	1	—	—	—	—
Repurchase of common stock	—	—	(202)	—	(1.2)	—	(1.2)
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at March 31, 2021	71,445	$0.7	72,221	$0.7	$1,090.0	$(710.5)	$380.9

	Three Months Ended March 31, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	77	—	2.1	—	2.1
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	27	—	0.1	—	0.1
Repurchase of common stock	—	—	(15)	—	(0.1)	—	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(570.1)	(570.1)
Balances at March 31, 2020	—	$—	71,441	$0.7	$697.8	$(631.7)	$66.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating activities
Net loss	$(15.3)	$(570.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3.0	1.6
Provision for credit losses	0.1	0.1
Depreciation and amortization	11.8	12.8
Goodwill impairment	—	564.0
Intangible asset impairments	—	59.4
Non-cash operating lease expense	0.8	0.8
Amortization of deferred financing fees and debt discount	0.4	0.4
Remeasurement of contingent consideration	0.4	—
Deferred income taxes	—	(57.9)
Changes in operating assets and liabilities:
Trade and other receivables	(11.6)	(0.9)
Insurance receivables	15.4	—
Prepaid expenses and other current assets	(10.0)	17.5
Other noncurrent assets	0.7	(1.5)
Accounts payable and other current liabilities	(3.2)	10.6
Cancelled event liabilities	(12.2)	72.1
Income tax payable	—	2.0
Deferred revenues	24.9	(101.3)
Operating lease liabilities	(0.8)	(0.8)
Other noncurrent liabilities	(2.8)	—
Net cash provided by operating activities	1.6	8.8
Investing activities
Purchases of property and equipment	(0.4)	(0.5)
Purchases of intangible assets	(0.6)	(0.6)
Net cash used in investing activities	(1.0)	(1.1)
Financing activities
Payment of deferred consideration for acquisition of businesses	—	(0.5)
Proceeds from borrowings on revolving credit facility	—	45.0
Repayment of revolving credit facility	—	(5.0)
Repayment of principal on term loan	(1.4)	(1.4)
Cash dividends paid	—	(5.4)
Repurchase of common stock	(0.9)	(0.1)
Proceeds from issuance of common stock under equity plans	—	0.1
Net cash (used in) provided by financing activities	(2.3)	32.7
Net (decrease) increase in cash and cash equivalents	(1.7)	40.4
Cash and cash equivalents
Beginning of period	295.3	9.6
End of period	$293.6	$50.0

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2020. The December 31, 2020 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2020.

The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Liquidity Position and Management’s Plans

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the former President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020. In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but one live event staging in the first quarter of 2021. The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a U.S. GAAP basis for the year ended December 31, 2021 is expected. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”) 47,058,332 shares of “Series A Convertible Participating Preferred Stock” (the “Preferred Stock”) for a purchase price of $5.60 per share (the “Series A Price”) and (ii) effect a rights offering (the “Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share. Emerald received proceeds of $373.3 million, net of fees and expenses of $17.2 million, from the sale of 69,718,919 shares Preferred Stock to Onex and proceeds of $9.7 million pursuant to the Rights Offering, for the sale of 1,727,427 shares of Preferred Stock;

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the previous quarterly cash dividend.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19.  To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $167.0 million and $52.9 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place 2020 and 2021, totaled $121.1 million and zero, respectively.  During the three months ended March 31, 2021, the Company recorded Other income of $14.1 million related to event cancellation insurance claim proceeds deemed to be realizable by management. Of the $14.1 million in Other income, $11.7 million was received during the first quarter of 2021 and $2.4 million was received in April 2021. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  The Company deferred the payment of more than $1.9 million of employer payroll taxes otherwise due in 2020, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.

As of March 31, 2021, the Company had $523.8 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of March 31, 2021, the Company had cash and cash equivalents of $293.6 million.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of March 31, 2021, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

adding further guidance to simplify the accounting for income taxes. The standard removes certain exceptions related to intra-period tax allocations, the methodology for calculating income taxes in interim periods and the recognition of deferred taxes for investments. The standard also clarifies and amends existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden of accounting for (or recognizing the effects of) reference rate reform. The amendments in ASU 2020-04 are effective upon issuance through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company does not expect the adoption of these accounting standards will have a material impact on the Company’s condensed consolidated financial statements.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.	Revenues

Impact of COVID-19

The COVID-19 pandemic has had, and will continue to have, a severe and unprecedented impact on the world. Measures to prevent its spread, including government-imposed restrictions on large gatherings, indefinite closures of event venues, “shelter in place” health orders and travel restrictions have had a significant effect on the production of the Company’s trade shows and other events. Due to the measures governments and private organizations implemented in order to stem the spread of COVID-19, the Company cancelled all but one of the trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 2020, and also cancelled or postponed numerous trade shows and other events in the first half of 2021.

These actions have had an unprecedented and materially adverse impact on the Company’s revenues and financial position. The length of the travel restrictions and social distancing measures to prevent the spread of COVID-19 is uncertain. Management expects many of the travel restrictions and social distancing measures implemented to prevent the spread of COVID-19 to be lifted for travel within the United States in the second half of 2021. The length of the travel restrictions for international travel remains uncertain.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Customers generally receive the benefit of the Company’s services upon the staging of each trade show or conference event and over the subscription period for access to the Company’s subscription software and services.

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Trade show revenues represented approximately 43.4% and 93.2% of total revenues for the three months ended March 31, 2021 and 2020, respectively. As a result of the COVID-19 related show cancellations and postponements, trade show revenues declined significantly as compared to the first quarter of 2020.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $73.5 million as of March 31, 2021 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

31, 2021 were $0.1 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $73.6 million as of March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recognized revenues of $5.4 million and $87.8 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

The Company cancelled all but one of the trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 2020, and also cancelled or postponed numerous trade shows and other events in the first half of 2021, including all but one live event that staged in the first quarter of 2021. The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the condensed consolidated balance sheets as the net amount represents balances which are expected to be refunded to customers. As of March 31, 2021, cancelled event liabilities of $13.7 million represents $9.5 million of deferred revenues for cancelled trade shows and $4.2 million of related accounts receivable reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

For the Company’s subscription software and services, the Company enters into contracts with customers that often include multiple performance obligations, which are generally capable of being distinct.  Fees associated with implementation and professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year are immaterial.

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events, subscription software and services and other marketing services.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Three Months Ended March 31, 2021	(in millions)
Trade shows	$3.6	$—	$—	$3.6
Other events	0.9	0.4	0.7	2.0
Subscription software and services	—	—	2.2	2.2
Other marketing services	1.2	2.6	1.3	5.1
Total revenues	$5.7	$3.0	$4.2	$12.9

Three Months Ended March 31, 2020
Trade shows	$47.9	$28.5	$2.3	$78.7
Other events	—	4.4	9.8	14.2
Subscription software and services	—	—	—	—
Other marketing services	1.6	3.9	1.3	6.8
Total revenues	$49.5	$36.8	$13.4	$99.7

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of March 31, 2021, the Company does not have material contract assets.

Contract liabilities generally consist of booth space sales, registration fees, sponsorship fees that are collected prior to the trade show or other event and subscription revenue, implementation fees and professional services associated with the Company’s subscription software and services. Contract liabilities less than one year from the date of the performance obligation are reported on the condensed consolidated balance sheets as deferred revenues. Contract liabilities greater than one year from the date of the performance obligation are reported on the condensed consolidated balance sheets in other noncurrent liabilities.

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for industry publications are generally short term, as sales generally begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the condensed consolidated statements of loss and comprehensive loss as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2021, were not material.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

4.	Business Acquisitions

In December 2020, the Company acquired the assets and assumed the liabilities of PlumRiver Technologies (“PlumRiver”) and EDspaces for total purchase prices of $46.4 million and $3.6 million, respectively. The measurement period for EDspaces was closed in the fourth quarter of 2020. Each of the transactions qualified as acquisition of a business and were accounted for as business combinations. The Company did not complete any acquisitions during the three month period ended March 31, 2021.

PlumRiver

On December 31, 2020, in furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company acquired certain assets and assumed certain liabilities associated with PlumRiver for a total estimated purchase price of $46.4 million, which included an initial cash payment of $30.0 million, $4.4 million in common stock, a working capital adjustment of approximately $1.1 million, a deferred payment of $2.0 million, which is due to be paid in July 2022, and contingent consideration with an estimated fair value of $10.0 million. The contingent consideration consists of three components with total potential future payments of $11.0 million including (i) $2.0 million for the achievement of a technological milestone expected to be paid in the second quarter of 2021, (ii) up to $2.0 million for the successful onboarding of qualified customers expected to be paid in the fourth quarter of 2021 and (iii) up to $7.0 million for the achievement of revenue targets expected to be paid in the first quarter of 2023. As of March 31, 2021, the Company determined that the first $2.0 million technological milestone had been achieved. As of March 31, 2021, the estimated fair value of the contingent consideration was $10.1 million. The PlumRiver acquisition was financed with cash on hand and the issuance of 805,948 shares of the Company’s common stock.

External acquisition costs of $1.4 million were expensed as incurred and included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	December 31, 2020
Trade and other receivables	$1.9
Goodwill	25.3
Intangible assets	20.0
Accounts payable and other current liabilities	(0.3)
Deferred revenues	(0.5)
Purchase price, including working capital adjustment	$46.4

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Furniture, equipment and other	$6.6	$6.4
Leasehold improvements	3.4	3.2
	10.0	9.6
Less: Accumulated depreciation	(6.1)	(5.7)
Property and equipment, net	$3.9	$3.9

Depreciation expense related to property and equipment for the three months ended March 31, 2021 and 2020 was $0.3 million for both periods.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2020	$65.9	$369.0	$91.1	$6.2	$12.3	$2.5	$547.0
Accumulated amortization	—	(253.4)	(9.1)	—	(9.5)	—	(272.0)
Net carrying amount at December 31, 2020	$65.9	$115.6	$82.0	$6.2	$2.8	$2.5	$275.0

Gross carrying amount at March 31, 2021	$65.9	$369.0	$91.1	$6.4	$12.3	$3.0	$547.7
Accumulated amortization	—	$(263.2)	$(10.3)	—	$(10.0)	—	(283.5)
Net carrying amount at March 31, 2021	$65.9	$105.8	$80.8	$6.4	$2.3	$3.0	$264.2

Amortization expense for the three months ended March 31, 2021 and 2020 was $11.5 million and $12.5 million, respectively.

Estimated future amortization expense as of March 31, 2021:

(in millions)	March 31, 2021
2021 (Remaining 9 months)	$34.2
2022	43.5
2023	30.9
2024	12.5
2025	9.5
Thereafter	64.7
$195.3

Impairment of Indefinite-Lived Intangible Assets

During the first quarter of 2020, as a result of the COVID-19 pandemic’s impact on Emerald’s live events business, management revised its forecast for the future performance of several trade show brands. Management determined these circumstances to be a triggering event, and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the three months ended March 31, 2020.  The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of loss and comprehensive loss.  Indefinite-lived intangible asset impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $24.1 million and $17.0 million, respectively, during the three months ended March 31, 2020.   During the three months ended March 31, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets are impaired.  As such, no quantitative assessment for impairment was required during the first quarter of 2021.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Impairment of Long-Lived Assets Other than Goodwill

The impact of the COVID-19 pandemic on Emerald’s live events business during the first quarter of 2020 and the uncertainty around when live events would resume caused management to believe that the COVID-19 outbreak would continue have a material negative impact on the Company’s financial results once the outbreak was contained.  These factors, including management’s revised forecast for the future performance of brands, indicated the carrying value of certain trade names and customer relationships may not be recoverable. As a result, the Company evaluated the recoverability of the related intangible assets to be held and used during the three months ended March 31, 2020. The recoverability test, based on an income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge of $13.2 million during the three months ended March 31, 2020. Long-lived asset impairments in the Commerce reportable segment and Design and Technology reportable segment were $6.7 million and $5.7 million, respectively, during the three months ended March 31, 2020.  During the three months ended March 31, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable.  As such, no quantitative assessment for impairment was required during the first quarter of 2021.

As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s indefinite-lived intangible assets and long-lived assets other than goodwill are not impaired.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2020	$230.9	$133.7	$39.7	$404.3

Balance at March 31, 2021	$230.9	$133.7	$39.7	$404.3

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the three months ended March 31, 2020. Goodwill impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $340.6 million and $198.5 million, respectively, during the three months ended March 31, 2020.

Goodwill is assessed for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired.  During the three months ended March 31, 2021, management has determined there has been no triggering event. As such, no quantitative assessment for impairment was required during the first quarter of 2021.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s goodwill is not impaired.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2021	December 31, 2020
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% as of March 31, 2021 and December 31, 2020 (equal to 2.61% and 2.65% at March 31, 2021 and December 31, 2020, respectively) due 2024, net(a)	$519.9	$521.0
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$514.2	$515.3

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of March 31, 2021 was recorded net of unamortized discount of $1.8 million and net of unamortized deferred financing fees of $2.2 million.  The Amended and Restated Term Loan Facility as of December 31, 2020 was recorded net of unamortized discount of $2.0 million and net of unamortized deferred financing fees of $2.4 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $505.5 million as of March 31, 2021.

Revolving Credit Facility

On February 14, 2020, Emerald Events Holding, Inc., the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc (“Emerald X”).  Emerald X had no borrowings outstanding under its Revolving Credit Facility as of March 31, 2021 and December 31, 2020, respectively. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of March 31, 2021 and December 31, 2020. For the period ended August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%.  As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through March 31, 2021, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of loss and comprehensive loss consists of the following:

	Three months ended March 31,
(in millions)	2021	2020
Senior secured term loan	$3.4	$5.9
Non-cash interest for amortization of debt discount and debt issuance costs	0.4	0.4
Revolving credit facility interest and commitment fees	0.2	0.4
Total interest expense	$4.0	$6.7

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of March 31, 2021, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.	Fair Value Measurements and Financial Risk

As of March 31, 2021, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$10.0	$10.0	$—	$—
Money market mutual funds(a)	283.6	283.6	—	—
Total assets at fair value	$293.6	$293.6	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	13.6	—	—	13.6
Total liabilities at fair value	$14.1	$—	$—	$14.1

(a)

The fair values of the Company’s money market mutual funds are based on the closing price of these assets as of the reporting date. The Company’s money market mutual funds are quoted in an active market and classified as Level 1 assets.

(b)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

As of December 31, 2020, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(b)	Included within other noncurrent liabilities in the condensed consolidated balance sheet.

The market-based share awards liability of $0.5 million and $0.4 million as of March 31, 2021 and December 31, 2020, respectively, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss. Refer to Footnote 10, Stock-Based Compensation, under the heading Market-based Share Awards for significant unobservable inputs for the market-based share award liability.

As of March 31, 2021 and December 31, 2020, the Company had $13.6 million and $13.3 million, respectively, in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of G3 Communications, PlumRiver and EDspaces. The contingent consideration liability of $13.6 million as of March 31, 2021 consists of liabilities of $3.7 million, $3.1 million and $6.8 million, which are expected to be settled in 2021, 2022 and 2023, respectively.  The contingent consideration liability of $13.3 million as of December 31, 2020 consists of liabilities of $3.8 million, $2.9 million and $6.6 million, which are expected to be settled in 2021, 2022 and 2023, respectively. The liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during first quarter of 2021, the Company recorded a $0.4 million increase in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss.

The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss.

Financial Risk

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amount of assets and liabilities.

9.	Stockholders’ Equity

Series A Convertible Participating Preferred Stock

On June 10, 2020, the Company entered into the Investment Agreement with Onex, pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in the Initial Private Placement 47,058,332 shares of Preferred Stock for the Series A Price of $5.60 per share and (ii) effect the Rights Offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share. Emerald received proceeds of $373.3 million, net of fees and expenses of $15.3 million, from the sale of 69,718,919 shares Preferred Stock to Onex and proceeds of $9.7 million pursuant to the Rights Offering, for the sale of 1,727,427 shares of Preferred Stock. During the three months ended March 31, 2021, the Company recorded accretion of $7.2 million, with respect to the Preferred Stock, bringing the aggregate liquidation preference to $21.4 million as of March 31, 2021.  The accretion is reflected in the calculation of net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders.

Dividends

There were no dividends paid or declared in the first quarter of 2021.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Dividend activity for the first quarter of 2020 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2020
Dividend declared on	February 7, 2020
Stockholders of record on	February 21, 2020
Dividend paid on	March 06, 2020
Dividend per share	$0.0750
Cash dividend paid	$5.4

On March 20, 2020, due to the negative impact of COVID-19 on the Company’s business, the Company’s Board of Directors (the “Board”) suspended the Company’s regular quarterly cash dividend on its common stock for periods beginning with the second quarter of 2020.

Share Repurchases

October 2020 Share Repurchase Program (“October 2020 Share Repurchase Program”)

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program.  Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. The Company repurchased 202,208 shares for $1.2 million during the three months ended March 31, 2021. There was $18.1 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of March 31, 2021.

July 2019 Share Repurchase Program (“July 2019 Share Repurchase Program”)

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program. The July 2019 Share Repurchase program was terminated on July 31, 2020. The Company settled the repurchase of 14,988 shares for $0.1 million during the three ended March 31, 2020. There were no remaining amounts available for share repurchases as of March 31, 2021 in connection with the July 2019 Share Repurchase Program.
10.	Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss. The related deferred tax benefit for stock-based compensation recognized was $0.8 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Company’s Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three months ended March 31, 2021 and 2020.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.6 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock option activity for the three months ended March 31, 2021, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2020	2,965	$12.87	3.6	$—
Granted	10,880	6.35
Exercised	—	—
Forfeited	(11)	12.47
Outstanding at March 31, 2021	13,834	$8.31	8.3	$1.0
Exercisable at March 31, 2021	3,260	$13.25	3.7	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on March 31, 2021 for those options for which the market price was in excess of the exercise price.

There was a total of $15.4 million unrecognized stock-based compensation expense at March 31, 2021 related to unvested stock options expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2021 and 2020 was $1.3 million and $1.0 million, respectively. There was a total of $8.1 million of unrecognized stock-based compensation expense at March 31, 2021 related to unvested RSUs expected to be recognized over a weighted-average period of 3.1 years.

RSU activity for the three months ended March 31, 2021 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2020	1,303	$10.31
Granted	630	5.14
Forfeited	(47)	7.97
Vested	(333)	11.47
Unvested balance, March 31, 2021	1,554	$7.97

Market-based Share Awards

As of March 31, 2021, the Company has performance-based market condition share awards outstanding with a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of March 31, 2021, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share.

As of March 31, 2021 and December 31, 2020, the liability for these awards was $0.5 million and $0.4 million, respectively, and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model.  The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

grant date fair value of the 2020 awards was $1.1 million.  The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.1 million during the three months ended March 31, 2021 and a reduction of stock-based compensation expense of $0.5 million for the three months ended March 31, 2020.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at March 31, 2021 were as follows:

March 31, 2021
Expected volatility	60.00%
Dividend yield	0.00%
Risk-free interest rate	1.57%
Weighted-average expected term (in years)	3.8

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three months ended March 31, 2021 and 2020, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,444,607 7% Series A Convertible Participating Preferred Stock shares outstanding which were convertible into 113,596,925 shares of common stock at March 31, 2021. These preferred stock shares were anti-dilutive for the three months ended March 31, 2021 and are therefore excluded from the diluted loss per common share calculation.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2021	2020
Net loss and comprehensive loss attributable to Emerald Holding, Inc.	$(15.3)	$(570.1)
Accumulated accretion on 7% Series A Convertible Participating Preferred stock	(7.2)	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(22.5)	$(570.1)
Weighted average common shares outstanding	72,245	71,381
Basic loss per share	$(0.31)	$(7.99)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(22.5)	$(570.1)
Dilutive effect of stock options	—	—
Diluted weighted average common shares outstanding	72,245	71,381
Diluted loss per share	$(0.31)	$(7.99)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	14,848	8,208

12.	Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the loss before income taxes for the period. In determining the full year effective tax rate estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the expected relationship between income tax expense (benefit) and pre-tax income (loss). Significant judgment is exercised in determining the income tax provision due to transactions, credits and estimates where the ultimate tax determination is uncertain.

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2021. For the three months ended March 31, 2021 and 2020, the Company recorded benefits for income taxes of $8.3 million and $54.8 million, respectively, which resulted in an effective tax rate of 35.2% for the three months ended March 31, 2021 and an effective tax rate adjusted for discrete items of 25.3% for the three months ended March 31, 2020.  The change in valuation allowance was the principal driver of the increase in the Company’s estimated annual effective tax rate during the three months ended March 31, 2021.

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.3 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In the opinion of management, there are no claims, commitments or guarantees pending to which the Company is party that would have a material adverse effect on the condensed consolidated financial statements.

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2021	December 31, 2020
Accrued personnel costs	$10.3	$12.7
Accrued event costs	4.7	7.3
Contingent consideration	6.8	3.7
Other current liabilities	3.7	3.6
Trade payables	3.1	3.8
Total accounts payable and other current liabilities	$28.6	$31.1

15.	Segment Information

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues
Commerce	$5.7	$49.5
Design and Technology	3.0	36.8
All Other	4.2	13.4
Total revenues	$12.9	$99.7

Other Income
Commerce	$7.3	$—
Design and Technology	3.1	—
All Other	3.7	—
Total other income	$14.1	$—

Adjusted EBITDA
Commerce	$5.9	$18.1
Design and Technology	(0.4)	10.6
All Other	2.7	3.2
Subtotal Adjusted EBITDA	$8.2	$31.9

General corporate and other expenses	$(10.9)	$(8.3)
Interest expense	(4.0)	(6.7)
Goodwill impairment charges	—	(564.0)
Intangible asset impairment charges	—	(59.4)
Depreciation and amortization	(11.8)	(12.8)
Stock-based compensation	(3.0)	(1.6)
Deferred revenue adjustment	(0.9)	—
Other items	(1.2)	(4.0)
Loss before income taxes	$(23.6)	$(624.9)

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the three months ended March 31, 2021 and 2020, substantially all revenues were derived from transactions in the United States.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.	Related Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 85.6% of the Company’s common stock on an as-converted basis as of March 31, 2021. Onex held a 49% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. The Company made payments of $0.1 million and $0.4 million to ASM and ASM managed facilities during the three months ended March 31, 2021 and 2020, respectively.  The Company had $0.1 million and no amounts due to ASM as of March 31, 2021 and December 31, 2020, respectively.
17.	Subsequent Event

Sue Bryce Education and The Portrait Masters Acquisition

On April 1, 2021, the Company acquired certain assets and liabilities of Sue Bryce Education and The Portrait Masters for purchase price consideration of approximately $6.9 million plus future contingent payments based on achievement of certain financial performance metrics. The Company funded this transaction with cash on hand. The initial accounting and fair value measurements of assets acquired and liabilities assumed necessary to develop the purchase price allocation has not been completed. The Company expects to finalize the valuation and complete the purchase price allocation in the second quarter of 2021.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

All Other: This category consists of Emerald’s remaining operating segments, which provide diverse events and services but are not aggregated with the reportable segments. Each of the operating segments in the All Other category do not meet the criteria to be a separate reportable segment.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 21 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of GLM, ranging from approximately $5.0 million to approximately $46.0 million, and annual revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures.  As a result of these and various other factors, management made the decision to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first half of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and are expected to continue to have, a material negative impact on its financial results and liquidity. For more information, see “Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 23, 2021 – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, cost of revenues, selling, general and administrative expenses, interest expense, depreciation and amortization, income taxes, Adjusted EBITDA, and Free Cash Flow.

Revenues

We generate revenues primarily from selling trade show exhibit space to exhibitors on a per square foot basis. Other trade show revenue streams include sponsorship, fees for ancillary exhibition services and attendee registration fees. Additionally, we generate revenue through a digital commerce platform, conferences, digital media, online webinars and print publications that complement our trade shows. We also engage third-party sales agents to support our marketing efforts. More than 95% of our sales are made by our employees, with less than 5% made by third-party sales agents.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 6 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020”.

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

Our effective tax rate adjusted for discrete items for the three months ended March 31, 2021 was higher than the U.S. federal statutory rate of 21% primarily due to the net effects of state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), change in valuation allowances and tax deficiencies realized upon the vesting of certain share-based payment awards.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net loss. For a reconciliation of Adjusted EBITDA to net loss, see footnote 4 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020.”

Cash Flow Model

We typically have favorable cash flow characteristics, as described below (see “—Cash Flows”), as a result of our high profit margins, low capital expenditures and generally negative working capital. Our working capital is negative as our current assets are generally lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable, borrowings under our Amended and Restated Revolving Credit Facility (“Revolving Credit Facility”) and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized as revenue upon completion of each trade show. The implication of having negative working capital is that changes in working capital represent a source of cash as our business grows.  As a result of COVID-19, the accounts receivable and deferred revenue balances related to cancelled events have been reclassified to Cancelled event liabilities in the condensed consolidated balance sheets, as the net amount represents balances which we expect will be refunded to our customers.  We believe that our business interruption insurance proceeds will largely mitigate this liability.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 5 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020.”

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$12.9	$99.7	$(86.8)	(87.1%)
Other income	14.1	—	14.1	NM
Cost of revenues	4.0	43.6	(39.6)	(90.8%)
Selling, general and administrative expense(1)	30.8	38.1	(7.3)	(19.2%)
Depreciation and amortization expense	11.8	12.8	(1.0)	(7.8%)
Goodwill impairment charge(2)	—	564.0	(564.0)	NM
Intangible asset impairment charges(3)	—	59.4	(59.4)	NM
Operating loss	(19.6)	(618.2)	598.6	(96.8%)
Interest expense, net	4.0	6.7	(2.7)	(40.3%)
Loss before income taxes	(23.6)	(624.9)	601.3	(96.2%)
Benefit from income taxes	(8.3)	(54.8)	46.5	(84.9%)
Net loss and comprehensive loss attributable to Emerald Holdings, Inc.	$(15.3)	$(570.1)	$554.8	(97.3%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$(2.7)	$23.6	$(26.3)	(111.4)%
Free Cash Flow(5)	$0.6	$7.7	$(7.1)	(92.2)%
Organic revenue(6)	$10.7	$14.7	$(4.0)	(27.2)%

(1)

Selling, general and administrative expense for the three months ended March 31, 2021 and 2020 included $1.2 million and $4.0 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expense for the three months ended March 31, 2021 and 2020 were stock-based compensation expenses of $3.0 million and $1.6 million, respectively.

(2)	Goodwill impairment for the three months ended March 31, 2020 represents a non-cash impairment of $564.0 million in connection with our March 31, 2020 goodwill impairment testing.
(3)

Represents intangible asset impairment charges for the three months ended March 31, 2020 represent non-cash charges of $46.2 million and $13.2 million for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment.

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

We define Adjusted EBITDA as net loss before (i) interest expense, (ii) income tax (benefit) expense, (iii) goodwill impairment charges, (iv) intangible asset impairment charges, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2021	2020
	(unaudited)
	(dollars in millions)
Net loss	$(15.3)	$(570.1)
Add (deduct):
Interest expense	4.0	6.7
Provision for (benefit from) income taxes	(8.3)	(54.8)
Goodwill impairment charge(a)	—	564.0
Intangible asset impairment charges(b)	—	59.4
Depreciation and amortization expense	11.8	12.8
Stock-based compensation expense(c)	3.0	1.6
Deferred revenue adjustment(d)	0.9	—
Other items(e)	1.2	4.0
Adjusted EBITDA	$(2.7)	$23.6

(a)	Represents the non-cash goodwill impairment charges described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairment charges described in footnote 3 above.
(c)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(d)

Represents deferred revenue acquired in the PlumRiver Technologies (“PlumRiver”) acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the quarter periods presented, the fair value adjustments of $0.9 million for PlumRiver for the three months ended March 31, 2021 would not have been required and the revenues for the three months ended March 31, 2021 would have been higher by $0.9 million.

(e)

Other items for the three months ended March 31, 2020 included: (i) $0.2 million in transaction costs in connection with the PlumRiver LLC and EDspaces acquisition transactions; (ii) $0.6 million in non-recurring legal, audit and consulting fees and (iii) $0.4 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended March 31, 2020 included: (i) $0.5 million in transaction costs in connection with certain acquisition transactions and (ii) $3.5 million in transition costs, including one-time severance expense of $1.9 million, and acquisition integration expenses.

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

	Three Months Ended March 31,
	2021	2020
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$1.6	$8.8
Less:
Capital expenditures	1.0	1.1
Free Cash Flow	$0.6	$7.7
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

	Three Months Ended March 31,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$12.9	$99.7	$(86.8)	(87.1%)
Add (deduct):
Acquisition revenues	(2.2)	—	(2.2)
Discontinued events	—	(2.0)	2.0
COVID-19 cancellations(a)	—	(70.8)	70.8
COVID-19 postponements(b)	—	(12.2)	12.2
Organic revenues	$10.7	$14.7	$(4.0)	(27.2%)
(a)

Represents reduction in revenues as a result of the cancellation of certain events in the first quarter of fiscal 2021, compared to all events that staged in the first quarter of 2020, due to COVID-19.  We believe the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

(b)	Represents deferral of revenues to the second half of 2021 as a result of the postponement of certain events that staged in the first quarter of 2020.

Revenues

Revenues of $12.9 million for the three months ended March 31, 2021 decreased $86.8 million, or 87.1% from $99.7 million for the comparable period in 2020, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of all but one live event in the three months ended March 31, 2021. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other Income of $14.1 million was recorded related to event cancellation insurance claims proceeds, of which $11.7 million was received and $2.4 million was confirmed by the insurance provider during the three months ended March 31, 2021. All $2.4 million of insurance receivables as of March 31, 2021 were received in April 2021.  See “Commerce Segment – Other Income,” “Design and Technology Segment – Other Income,” and “All Other Category – Other Income” below for a discussion of Other Income by segment.

Cost of Revenues

Cost of revenues of $4.0 million for the three months ended March 31, 2021 decreased $39.6 million, or 90.8%, from $43.6 million for the comparable period in 2020. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $30.8 million for the three months ended March 31, 2021 decreased $7.3 million, or 19.2%, from $38.1 million for the comparable period in 2020. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate - Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $11.8 million for the three months ended March 31, 2021 decreased $1.0 million, or 7.8%, from $12.8 million for the comparable period in 2020.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairment

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 crisis on the travel and events industry, the Company’s forecasted results and the market value of its common stock, the Company performed an interim goodwill impairment assessment.  As a result of this assessment, the Company recorded a $564.0 million non-cash goodwill impairment charge. The impairment consisted of the write-down of goodwill, equal to the excess carrying value of goodwill above fair value, of all of the reporting units included in our Commerce and Design and Technology segments and the All Other category.  See “Commerce Segment – Goodwill Impairments,” “Design and Technology Segment – Goodwill Impairment” and “All Other Category—Goodwill Impairments” below for further discussion of goodwill impairment. No goodwill impairment charges were recorded during the first quarter of 2021.

Intangible Asset Impairments

Due to the triggering event described above, management performed impairment assessments of our long-lived assets and indefinite-lived intangible assets during the first quarter of 2020.  These assessments resulted in the recognition of a non-cash impairment charge of $59.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets and indefinite-lived trade name intangible assets of $13.2 million and $46.2 million, respectively. See “Commerce Segment – Intangible Asset Impairments”, “Design and Technology Segment – Intangible Asset Impairments” and “All Other Category –Intangible Asset Impairments” below for further discussion of total intangible asset impairments. No intangible asset impairment charges were recorded during the first quarter of 2021.

Segment Results for the Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Commerce

The following represents the change in revenue, expenses and operating profit in the Commerce reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$5.7	$49.5	$(43.8)	(88.5%)
Other income	7.4	—	7.4	NM
Cost of revenues	1.8	19.1	(17.3)	(90.6%)
Selling, general and administrative expense	5.4	12.3	(6.9)	(56.1%)
Depreciation and amortization expense	6.3	7.2	(0.9)	(12.5%)
Goodwill impairment charge	—	340.6	(340.6)	NM
Intangible asset impairment charges	—	30.7	(30.7)	NM
Operating loss	$(0.4)	$(360.4)	$360.0	(99.9%)

Revenues

During the three months ended March 31, 2021, revenues for the Commerce reportable segment decreased $43.8 million, or 88.5%, to $5.7 million from $49.5 million for the comparable period in the prior year. The primary driver of the decline was the cancellation or postponement of all but one live event scheduled to stage during the first quarter of 2021 due to COVID-19. These cancelled and postponed events represented $38.8 million in prior year revenues.  Discontinued events representing $1.2 million of first quarter 2020 revenues also impacted first quarter 2021 results. The remaining $3.8 million decrease in revenues was primarily attributable to Surf Expo Winter staging at significantly reduced capacity due to COVID-19 precautions and lower other marketing services revenue, offset by new virtual event revenue in the Commerce segment.

Other Income

Other Income of $7.4 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds, of which $6.3 million was received and $1.1 million was confirmed by the insurance provider during the three months ended March 31, 2021. All $1.1 million of insurance receivables for the Commerce segment as of March 31, 2021 were received in April 2021.

Cost of Revenues

During the three months ended March 31, 2021, cost of revenues for the Commerce reportable segment decreased $17.3 million, or 90.6%, to $1.8 million from $19.1 million for the comparable period in the prior year.  The primary driver of the decline was $16.5 million in cost avoidance related to the cancellation or postponement of all but one live event scheduled to stage during the first quarter of 2021 due to COVID-19 as well as savings on events cancelled in the first quarter of 2020 that had incurred unrecoverable expenses.  Discontinued events representing $0.7 million of first quarter 2020 cost of revenues also impacted first quarter 2021 results.

Selling, General and Administrative Expense

During the three months ended March 31, 2021, selling, general and administrative expense for the Commerce reportable segment decreased $6.9 million, or 56.1%, to $5.4 million from $12.3 million for the comparable period in 2020.  The decrease was primarily attributable to lower compensation and employee-related costs due to staff reductions and lower travel and promotional expenses related to the cancellation of all first quarter live events. Lower credit card fees in the current year period also generated additional cost reductions.

Depreciation and Amortization Expense

During the three months ended March 31, 2021, depreciation and amortization expense for the Commerce reportable segment decreased $0.9 million, or 12.5%, to $6.3 million from $7.2 million for the comparable period in 2020. The decrease was attributable to the change in definite-lived intangible asset balances.

Goodwill Impairment Charge

During the first quarter of 2020, the Company recognized a non-cash goodwill impairment charge of $340.6 million, related to reporting units under the Commerce segment, as a result of a triggering event caused by reduced performance expectations for the year due to COVID-19. No goodwill impairment charges were recorded in the Commerce reportable segment during the quarter ended March 31, 2021.

Intangible Asset Impairment Charges

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result, a $30.7 million non-cash intangible asset impairment charges were recorded in connection with reporting units under the Commerce segment.  No intangible asset impairment charges were recorded in the Commerce reportable segment during the three months ended March 31, 2021.

Design and Technology

The following represents the change in revenue, expenses and operating profit in the Design and Technology reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$3.0	$36.8	$(33.8)	(91.8%)
Other income	3.1	—	3.1	NM
Cost of revenues	1.7	18.2	(16.5)	(90.7%)
Selling, general and administrative expense	4.8	8.0	(3.2)	(40.0%)
Depreciation and amortization expense	3.8	4.3	(0.5)	(11.6%)
Goodwill impairment charge	—	198.5	(198.5)	NM
Intangible asset impairment charges	—	22.7	(22.7)	NM
Operating loss	$(4.2)	$(214.9)	$210.7	(98.0%)

Revenues

During the three months ended March 31, 2021 revenues for the Design and Technology reportable segment decreased $33.8 million, or 91.8%, to $3.0 million from $36.8 million for the comparable period in 2020. The primary driver of the decline was the cancellation or postponement of substantially all live events scheduled to stage during the first quarter of 2021 due to COVID-19. These cancelled and postponed events represented $32.3 million in prior year revenues.  Discontinued events representing $0.4 million of first quarter 2020 revenues also impacted first quarter 2021 results.  The remaining $1.2 million decline represented lower other marketing services revenue in the Design and Technology segment.

Other Income

Other Income of $3.1 million was recorded for the Design and Technology reportable segment related to event cancellation insurance claims proceeds, of which $2.6 million was received and $0.5 million was confirmed by the insurance provider during the three months ended March 31, 2021. All $0.5 million of insurance receivables for the Design and Technology segment as of March 31, 2021 were received in April 2021.

Cost of Revenues

During the three months ended March 31, 2021 cost of revenues for the Design and Technology reportable segment decreased $16.5 million, or 90.7%, to $1.7 million from $18.2 million for the comparable period in 2020.  The primary driver of the decline was $16.5 million in cost avoidance related to the cancellation or postponement of substantially all live events scheduled to stage during the first quarter of 2021 due to COVID-19 as well as savings on events cancelled in the first quarter of 2020 that had incurred unrecoverable expenses.

Selling, General and Administrative Expense

During the three months ended March 31, 2021 selling, general and administrative expense for the Design and Technology reportable segment decreased $3.2 million, or 40.0%, to $4.8 million from $8.0 million for the comparable period in 2020.  The decrease was primarily attributable to lower compensation and employee-related costs due to staff reductions, and lower travel and promotional expenses related to the cancellation of all first quarter live events for 2021.  Lower credit card fees also generated additional cost reductions.

Depreciation and Amortization Expense

During the three months ended March 31, 2021 depreciation and amortization expense for the Design and Technology reportable segment decreased $0.5 million, or 11.6%, to $3.8 million from $4.3 million for the comparable period in 2020.  The decrease was attributable to the change in definite-lived intangible asset balances.

Goodwill Impairment Charge

During the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $198.5 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design and Technology reportable segment.  No goodwill impairment charges were recorded in the Design and Technology reportable segment during the three months ended March 31, 2021.

Intangible Asset Impairment Charges

In connection with the triggering event described above, management performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the first quarter of 2020, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $5.7 million and $17.0 million, respectively.  No intangible asset impairment charges were recorded in the Design and Technology reportable segment during the three months ended March 31, 2021.

All Other Category

The following represents the change in revenue, expenses and operating profit in the All Other category for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$4.2	$13.4	$(9.2)	(68.7%)
Other income	3.7	—	3.7	NM
Cost of revenues	0.6	6.3	(5.7)	(90.5%)
Selling, general and administrative expense	5.5	3.9	1.6	41.0%
Depreciation and amortization expense	1.3	0.7	0.6	85.7%
Goodwill impairment charge	—	24.9	(24.9)	NM
Intangible asset impairment charges	—	6.0	(6.0)	NM
Operating income (loss)	$0.5	$(28.4)	$28.9	(101.8%)

Revenues

During the three months ended March 31, 2021 revenues for the All Other category decreased $9.2 million, or 68.7%, to $4.2 million from $13.4 million for the comparable period in 2020. The primary driver of the decline was the cancellation or postponement of virtually all live events scheduled to stage during the first quarter due to COVID-19.  These cancelled events represented $12.0 million in prior year revenues.  This decline was partially offset by $2.2 million of incremental revenues from the December 2020 acquisition of PlumRiver as well as the launch of several new virtual events.

Other Income

Other Income of $3.7 million was recorded for the All Other category related to event cancellation insurance claims proceeds, of which $2.8 million was received and $0.9 million was confirmed by the insurance provider during the quarter ended March 31, 2021. All $0.9 million of insurance receivables for the All Other category as of March 31, 2021 were received in April 2021.

Cost of Revenues

During the three months ended March 31, 2021 cost of revenues for the All Other category decreased $5.7 million, to $0.6 million from $6.3 million for the comparable period in 2020 The primary driver of the decline was $5.8 million in cost avoidance related to the cancellation or postponement of substantially all live events scheduled to stage during the first quarter of 2021 due to COVID-19 as well as savings on events cancelled in the first quarter of 2020 that had incurred unrecoverable expenses.

Selling, General and Administrative Expense

During the three months ended March 31, 2021 selling, general and administrative expense for the All Other category increased $1.6 million, or 41.0%, to $5.5 million from $3.9 million for the comparable period in 2020.  The increase in selling, general and administrative expense was primarily due to costs associated PlumRiver, which was acquired in December 2020.

Depreciation and Amortization Expense

During the three months ended March 31, 2021 depreciation and amortization expense for the All Other category increased $0.6 million, or 85.7%, to $1.3 million from $0.7 million for the comparable period in 2020.  The increase was attributable to the acquisition of PlumRiver in December 2020.

Goodwill Impairment Charge

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $24.9 million non-cash goodwill impairment charge was recorded in connection with reporting units under the All Other category.  No goodwill impairment charges were recorded in the All Other category during the quarter ended March 31, 2021.

Intangible Asset Impairment Charges

In connection with the triggering event described above, management performed impairment assessments of long-lived assets and indefinite-lived intangible assets during the first quarter of 2020, and recognized a non-cash impairment charge related to long-lived assets and indefinite-lived intangible assets under the All Other category of $0.8 million and $6.0 million, respectively.  No intangible asset impairment charges were recorded in the All Other category during the quarter ended March 31, 2021.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	15.1	13.9	1.2	8.6%
Depreciation and amortization expense	0.4	0.6	(0.2)	(33.3%)
Total operating expenses	$15.5	$14.5	$1.0	6.9%

Selling, General and Administrative Expense

During the three months ended March 31, 2021 selling, general and administrative expense for the Corporate category increased $1.2 million, or 8.6%, to $15.1 million from $13.9 million for the comparable period in 2020. The increase was primarily attributable to higher stock-based compensation during the three months ended March 31, 2021. The increase in stock-based compensation expense is primarily due to stock option and restricted stock unit grants made in the first quarter of 2021.

Depreciation and Amortization Expense

During the three months ended March 31, 2021 depreciation and amortization expense for the Corporate category decreased $0.2 million, or 33.3%, to $0.4 million from $0.6 million for the comparable period in 2020.

Interest Expense

Interest expense of $4.0 million for the three months March 31, 2021 decreased $2.7 million, or 40.3%, from $6.7 million for the comparable period in 2020. The decrease was primarily attributable to lower interest expense on the Amended and Restated Term Loan Facility primarily resulting from the decrease in the average interest rate of 4.41% for the three months ended March 31, 2020 compared to an average interest rate of 2.63% during the three months ended March 31, 2021.

Benefit from Income Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded a benefit from income taxes of $8.3 million and $54.8 million, respectively, which resulted in effective tax rate of 35.2% for the three months ended March 31, 2021 and an effective tax rate adjusted for discrete items of 25.3% for the three months ended March 31, 2020.  The change in valuation allowance was the principal driver of the increase in the Company’s estimated annual effective tax rate during the three months ended March 31, 2021.

Net Loss

Net loss of $15.3 million for the three months ended March 31, 2021 represented a $554.8 million improvement from net loss of $570.1 million for the comparable period in 2020. Key drivers of the year-over-year increase were the absence of non-cash goodwill and intangible asset impairment charges in the current year, higher other income from cancellation insurance claim proceeds and lower interest expense, offset by lower revenues due to COVID-19 related event cancellations.

Adjusted EBITDA

Adjusted EBITDA of negative $2.7 million for the three months ended March 31, 2021 decreased by $26.3 million, from $23.6 million for the comparable period in 2020. The decrease in Adjusted EBITDA was mainly driven by the cancellation of all but one scheduled live events during the quarter due to the COVID-19 pandemic as well as the combined effect of slightly lower organic revenues, partially offset by other income generated by event cancellation insurance proceeds and cost savings on cancelled and postponed events.

Liquidity and Capital Resources

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel nearly all of the Company’s face-to-face events scheduled through the end of 2020.  In addition, in October 2020 management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate with certainty (i) when the Company will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.   Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate with a high degree of certainty the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

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

•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the quarterly cash dividend.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19.  To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $167.0 million and $52.9 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2020 and 2021, total $121.1 million and zero, respectively.  During the three months ended March 31, 2021, the Company recorded Other income of $14.1 million related to event cancellation insurance claim proceeds deemed to be realizable by management. Of the $14.1 million in Other income, $11.7 million was received during the first quarter of and $2.4 million was received April 2021. These claims are subject to review and adjustment.  There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  The Company deferred the payment of $1.9 million of employer payroll taxes otherwise due in 2020, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.

As of March 31, 2021, the Company had $523.8 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of March 31, 2021, the Company had cash and cash equivalents of $293.6 million.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of March 31, 2021, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Previous Share Repurchase Programs

Our Board of Directors previously approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of 14,988 shares of our common stock for $0.1 million during the three months ended March 31, 2020.

New Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. We settled the repurchase of 202,208 shares of our common stock for $1.2 million during the three months ended March 31, 2021. There was $18.1 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of March 31, 2021.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2021	2020
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$1.6	$8.8
Net cash used in investing activities	$(1.0)	$(1.1)
Net cash (used in) provided by financing activities	$(2.3)	$32.7

Operating Activities

Operating activities consist primarily of net loss adjusted for non-cash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation, provision for credit losses and goodwill and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2021 was $1.6 million, as compared to net cash provided by operating activities of $8.8 million for the three months ended March 31, 2020. Cash provided by operating activities primarily reflects the decrease in our net loss of $554.9 million and non-cash adjustment for deferred taxes of $57.9 million during the first quarter of 2021 partly offset by the non-recurrence of the goodwill impairment of $564.0 million and intangible asset impairment charges of $59.4 million incurred during the first quarter of 2020, as well a $2.7 million increase in cash provided by working capital. Net loss plus non-cash items provided operating cash flows of $1.2 million and $11.1 million for the three months ended March 31, 2021 and 2020, respectively. Cash provided by operating activities reflects the generation of $0.4 million and the use of $2.4 million for working capital in the three months ended March 31, 2021 and 2020, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2021 decreased $0.1 million to $1.0 million from $1.1 million in the comparable period in the prior year.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, borrowing and repayments on our debt to fund business acquisitions and our operations, payments of dividends prior to the suspension of the dividend policy and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the three months ended March 31, 2021 was $2.3 million, compared to cash provided by financing activities of $32.7 million for the three months ended March 31, 2020. The decrease was primarily due to $45.0 million of proceeds from borrowings on the revolving credit facility, offset by $5.4 million of cash dividends paid and $5.0 million of borrowings on the revolving credit facility repaid during the three months ended March 31, 2020, while there were no borrowings or repayments on the revolving credit facility and no dividends paid during the three months ended March 31, 2021.  Cash used in financing activities during the three months ended March 31, 2021 comprised of a $1.4 million in a scheduled quarterly principal payment on the Amended and Restated Term Loan Facility and $0.9 million of repurchases of common stock.

Free Cash Flow

Free Cash Flow for the three months ended March 31, 2021 decreased $7.1 million, to $0.6 million from $7.7 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2021, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant.  During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the three months ended March 31, 2020.  In addition, management determined a triggering event had occurred in relation to several indefinite-lived intangible assets and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the three months ended March 31, 2020.   During the three months ended March 31, 2021, there were no triggering events or changes in circumstances that would indicate the carrying value may be impaired.  As a result, we determined that it was more likely than not that the Company’s goodwill was not impaired and, therefore, no quantitative assessment for impairment was required as of March 31, 2021.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on our operations, there can be no assurance that we will be able to conclude in future periods that it is more likely than not that our goodwill is not impaired.

Long-lived assets other than goodwill held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2020, as a result of the impact of the COVID-19 pandemic on certain of our brands, we became aware of circumstances indicating that the carrying value of certain definite-lived trade names and customer relationships may not be recoverable. We evaluate recoverability of long-lived assets to be held and used by comparing the carrying amount of an asset to the future expected net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of our long-lived assets were impaired and were required to be fair valued and compared to the carrying value. The recoverability test/income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge of $13.2 million during the three months ended March 31, 2020.  During the three months ended March 31, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying values may not be recoverable. As such, no quantitative assessment for impairment was required as of March 31, 2021.

There can be no assurance that we will not be required to recognize additional impairment charges in future periods, including in connection with the annual impairment test on October 31, or as a result of future impairment tests that may be required based on specific events and circumstances. Such events and circumstances may include the decision to cancel or postpone future live events, a significant change in our business climate, the ongoing impacts associated with the COVID-19 pandemic, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. If the trading price of our common stock decreases significantly we may be required to recognize a non-cash charge relating to impairment of our goodwill and intangible assets, and any such charge may be material in the period in which it is recognized. A prolonged or significant decline in our stock price or market capitalization could be an indicator of goodwill and intangible asset impairment and constitute a triggering event that would require an interim assessment for potential goodwill and intangible asset impairment.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended March 31, 2021. However, in light of the pandemic, there is a high degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

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

Recently Issued Accounting Pronouncements

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year; (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities or (iv) the last day of the fiscal year ending December 31, 2022. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations and may elect to take advantage of other reduced reporting obligations in the future.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See Note 7, Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of March 31, 2021, we had $523.8 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

On February 22, 2021, the Company filed a complaint in Federal District Court in Orange County, California against its event cancellation insurers under the Company’s 2020 and 2021 event cancellation insurance policies.  The insurer defendants are W.R. Berkley Syndicate Limited and Great Lakes Insurance SE.  The Company believes the insurers have acted in bad faith and failed to timely pay amounts due and owing on submitted claims. Under this complaint, the Company is seeking to enforce its rights under the policies to receive the maximum applicable coverage for the 2020 and 2021 event cancellations, postponements and reductions, and to receive court-ordered payment on all outstanding submissions for 2020 and 2021 events.

While there is no guarantee or assurance as to the outcome of this litigation or the amount or timing of future recoveries from the Company’s event cancellation insurance policies, the Company believes that all events that have been impacted, cancelled or postponed due to COVID-19 to date should qualify as covered losses under the event cancellation insurance policies and that, to date, the insurers have paid less than what is owed under the policies.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on February 23, 2021, which are accessible on the SEC’s website at www.sec.gov, includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K.

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

The following table presents our purchases of common stock during the first quarter ended March 31, 2021, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
January 1, 2021 - January 31, 2021	—	$—	$19.2
February 1, 2021 - February 28, 2021	34,100	5.41	19.0
March 1, 2021 - March 31, 2021	168,108	5.57	18.1
Total	202,208

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

On April 27, 2021, the Company’s Board of Directors approved an amendment (the “Amendment”) to the Company’s Bylaws to add Article XIII - Exclusive Forum. This Amendment provides that the Court of Chancery in the State of Delaware shall be the exclusive forum for any derivative action brought on behalf of the Company; any action asserting breach of a fiduciary duty owed by any director or officer to the Company or the stockholders of the Company; or any action asserting a claim against the Company or its directors or officers pursuant to any provision of the General Corporation Law of the State of Delaware. In addition, this Amendment provides that the federal district courts of the United States shall be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.  The Amendment is attached hereto as Exhibit 3.1 and is hereby incorporated by reference into this Item 5. The foregoing summary description does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment.

Item 6.	Exhibits

*3.1	Third Amended and Restated Bylaws of the Registrant, effective as of April 27, 2021.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: April 30, 2021	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)