Form 10-Q
period 2021-06-30
Emerald Holding, Inc.
filed 2021-07-30
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 28, 2021, there were 71,238,094 shares of the Registrant’s common stock, par value $0.01, outstanding.

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
•

other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	June 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$302.8	$295.3
Trade and other receivables, net of allowances of $0.9 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively	41.6	30.7
Insurance receivables	—	17.8
Prepaid expenses and other current assets	14.2	8.5
Total current assets	358.6	352.3
Noncurrent assets
Property and equipment, net	3.8	3.9
Intangible assets, net	258.4	275.0
Goodwill	407.9	404.3
Right-of-use lease assets	16.0	16.0
Other noncurrent assets	2.3	2.9
Total assets	$1,047.0	$1,054.4
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$34.1	$31.1
Cancelled event liabilities	8.5	25.9
Deferred revenues	119.2	48.6
Right-of-use lease liabilities, current portion	4.1	4.3
Term loan, current portion	5.7	5.7
Total current liabilities	171.6	115.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	513.1	515.3
Deferred tax liabilities, net	3.8	1.9
Right-of-use lease liabilities, noncurrent portion	14.0	13.4
Other noncurrent liabilities	11.3	13.7
Total liabilities	713.8	659.9
Commitments and contingencies (Note 13)
Stockholders’ equity
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at June 30, 2021 and December 31, 2020: 80,000; 71,442 and 71,445 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.7	0.7
Common stock, $0.01 par value; authorized shares at June 30, 2021 and December 31, 2020: 800,000; 71,518 and 72,195 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	1,088.8	1,088.3
Accumulated deficit	(757.0)	(695.2)
Total stockholders’ equity	333.2	394.5
Total liabilities and stockholders’ equity	$1,047.0	$1,054.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Six Months Ended
(dollars in millions, share data in thousands except earnings per share)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$15.0	$7.0	$27.9	$106.7
Other income	2.3	48.2	16.4	48.2
Cost of revenues	3.6	(0.8)	7.6	42.8
Selling, general and administrative expense	33.1	25.1	63.9	63.2
Depreciation and amortization expense	12.1	12.2	23.9	25.0
Goodwill impairment charge	—	—	—	564.0
Intangible asset impairment charges	—	—	—	59.4
Operating (loss) income	(31.5)	18.7	(51.1)	(599.5)
Interest expense	4.1	5.6	8.1	12.3
(Loss) income before income taxes	(35.6)	13.1	(59.2)	(611.8)
Provision for (benefit from) income taxes	10.9	3.2	2.6	(51.6)
Net (loss) income and comprehensive (loss) income	(46.5)	9.9	(61.8)	(560.2)
Accretion on 7% Series A Convertible Participating Preferred Stock	(7.4)	(0.3)	(14.6)	(0.1)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(53.9)	$9.6	$(76.4)	$(560.3)
Basic (loss) income per share	$(0.75)	$0.13	$(1.06)	$(7.85)
Diluted (loss) income per share	$(0.75)	$0.13	$(1.06)	$(7.85)
Basic weighted average common shares outstanding	71,938	71,444	72,091	71,413
Diluted weighted average common shares outstanding	71,938	71,470	72,091	71,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended June 30, 2021
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at March 31, 2021	71,445	$0.7	72,221	$0.7	$1,090.0	$(710.5)	$380.9
Stock-based compensation	—	—	17	—	2.8	—	2.8
Issuance of common stock under equity plans	—	—	4	—	—	—	—
Conversion of 7% Series A Convertible Participating Preferred stock	(3)	—	4	—	—	—	—
Repurchase of common stock	—	—	(728)	—	(4.0)	—	(4.0)
Net loss and comprehensive loss	—	—	—	—	—	(46.5)	(46.5)
Balances at June 30, 2021	71,442	$0.7	71,518	$0.7	$1,088.8	$(757.0)	$333.2

	Six Months Ended June 30, 2021
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2020	71,445	$0.7	72,195	$0.7	$1,088.3	$(695.2)	$394.5
Stock-based compensation	—	—	226	—	5.6	—	5.6
Issuance of common stock under equity plans	—	—	22	—	—	—	—
Conversion of 7% Series A Convertible Participating Preferred stock	(3)	—	5	—	—	—	—
Repurchase of common stock	—	—	(930)	—	(5.1)	—	(5.1)
Net loss and comprehensive loss	—	—	—	—	—	(61.8)	(61.8)
Balances at June 30, 2021	71,442	$0.7	71,518	$0.7	$1,088.8	$(757.0)	$333.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(unaudited)—Continued

	Three Months Ended June 30, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at March 31, 2020	—	$—	71,441	$0.7	$697.9	$(631.8)	$66.8
Stock-based compensation	—	—	12	—	1.1	—	1.1
Issuance of 7% Series A Convertible Participating Preferred stock	47,058	0.5	—	—	251.5	—	252.0
Net income and comprehensive income	—	—	—	—	—	9.9	9.9
Balances at June 30, 2020	47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8

	Six Months Ended June 30, 2020
	(shares in thousands; dollars in millions)
	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	89	—	3.2	—	3.2
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	27	—	0.1	—	0.1
Issuance of 7% Series A Convertible Participating Preferred stock	47,058	0.5	—	—	251.5	—	252.0
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(560.2)	(560.2)
Balances at June 30, 2020	47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Operating activities
Net loss	$(61.8)	$(560.2)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5.8	2.7
Provision for credit losses	0.2	0.2
Depreciation and amortization	23.9	25.0
Goodwill impairment	—	564.0
Intangible asset impairments	—	59.4
Non-cash operating lease expense	1.6	1.7
Amortization of deferred financing fees and debt discount	0.8	0.7
Remeasurement of contingent consideration	1.5	0.4
Deferred income taxes	1.9	(56.0)
Changes in operating assets and liabilities:
Trade and other receivables	(10.9)	8.0
Insurance receivables	17.8	(33.2)
Prepaid expenses and other current assets	(5.6)	15.2
Other noncurrent assets	0.4	—
Accounts payable and other current liabilities	2.2	7.3
Cancelled event liabilities	(17.4)	45.6
Income tax payable	0.7	3.4
Deferred revenues	70.0	(104.4)
Operating lease liabilities	(1.0)	(1.5)
Other noncurrent liabilities	(3.4)	(0.9)
Net cash provided by (used in) operating activities	26.7	(22.6)
Investing activities
Acquisition of businesses	(7.0)	—
Purchases of property and equipment	(0.6)	(0.8)
Purchases of intangible assets	(1.7)	(1.5)
Net cash used in investing activities	(9.3)	(2.3)
Financing activities
Payment of deferred consideration for acquisition of businesses	(2.0)	(0.5)
Proceeds from borrowings on revolving credit facility	—	95.0
Repayment of revolving credit facility	—	(105.0)
Repayment of principal on term loan	(2.8)	(2.8)
Fees paid for revolving credit facility extension	(0.1)	—
Cash dividends paid	—	(5.4)
Repurchase of common stock	(5.1)	(0.1)
Proceeds from issuance of preferred stock	—	263.5
Payment of preferred stock offering costs	—	(10.9)
Proceeds from issuance of common stock under equity plans	0.1	0.1
Net cash (used in) provided by financing activities	(9.9)	233.9
Net increase in cash and cash equivalents	7.5	209.0
Cash and cash equivalents
Beginning of period	295.3	9.6
End of period	$302.8	$218.6
Supplemental schedule of non-cash financing activities
Preferred stock offering costs	$—	$0.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of Emerald Holding, Inc. (the “Company” or “Emerald”) and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC for Interim Reporting. All intercompany transactions, accounts and profits/losses, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all recurring adjustments considered necessary for a fair statement of results for the interim period have been included.

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

The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Liquidity Position and Management’s Plans

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020. In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live events staging in the first six months of 2021. The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a GAAP basis for the year ended December 31, 2021 is expected. During the year ended December 31, 2020 and continuing into the six months ended June 30, 2021, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Completing the sale of its 7% Series A Convertible Participating Preferred Stock, generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the previous quarterly cash dividend.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19.  To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $72.7 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2020 and 2021, totaled $123.4 million and zero, respectively.  During the three and six months ended June 30, 2021, the Company recorded Other income of $2.3 million and $16.4 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.   Of the $16.4 million in Other income for the first half of 2021, $11.7 million was received during the first quarter of 2021 and $4.7 million was received during the second quarter of 2021.  During each of the three and six months ended June 30, 2020, the Company recorded Other income of $48.2 million related to event cancellation insurance claim proceeds deemed to be realizable by management.  Of the $48.2 million, $15.0 million was received during the second quarter of 2020 and $33.2 million was received in July 2020. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

As of June 30, 2021, the Company had $522.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of June 30, 2021, the Company had cash and cash equivalents of $302.8 million.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of June 30, 2021, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Use of Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and expected trends. The COVID-19 pandemic and related effects are dynamic and ongoing, and the Company has considered its impact when developing its estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and adding further guidance to simplify the accounting for income taxes. The standard removes certain exceptions related to intra-period tax allocations, the

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

methodology for calculating income taxes in interim periods and the recognition of deferred taxes for investments. The standard also clarifies and amends existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden of accounting for (or recognizing the effects of) reference rate reform. The amendments in ASU 2020-04 are effective upon issuance through December 31, 2022 and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company does not expect the adoption of this accounting standard to have a material impact on the Company’s condensed consolidated financial statements.

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

These actions have had an unprecedented and materially adverse impact on the Company’s revenues and financial position. The length of the travel restrictions and social distancing measures to prevent the spread of COVID-19 is uncertain, though management expects many of the travel restrictions and social distancing measures implemented to prevent the spread of COVID-19 to be lifted for travel within the United States in the second half of 2021. The length of the travel restrictions for international travel remains uncertain.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Trade show revenues represented approximately 26% and 34% of total revenues for the three and six months ended June 30, 2021, respectively. Trade show revenues represented approximately 5.7% and 87.1% of total revenues for the three and six months ended June 30, 2020, respectively. As a result of the COVID-19 related show cancellations and postponements, trade show revenues declined significantly during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, which included the results of a first quarter relatively unaffected by COVID-19.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $119.2 million as of June 30, 2021 and are reported

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of June 30, 2021 were $0.2 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $119.4 million as of June 30, 2021. Current and long-term deferred revenues as of December 31, 2020 were $48.6 million and zero, respectively. During the three and six months ended June 30, 2021, the Company recognized revenues of $9.3 million and $14.8 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. During the three and six months ended June 30, 2020, the Company recognized revenues of $1.2 million and $84.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

The Company cancelled all but one of the trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 2020, and also cancelled or postponed all trade shows and other events in the first half of 2021, except for several relatively small live events that staged in the six months of 2021. The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of June 30, 2021, cancelled event liabilities of $8.5 million represents $3.5 million of deferred revenues for cancelled trade shows and $5.0 million of related accounts receivable reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2020, cancelled event liabilities of $25.9 million represents $13.6 million of deferred revenues for cancelled trade shows and $12.3 million of related accounts receivable reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

For the Company’s subscription software and services, the Company enters into contracts with customers that often include multiple performance obligations, which are generally capable of being distinct.  Fees associated with implementation and professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals following the initial three-year term. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Three Months Ended June 30, 2021	(in millions)
Trade shows	$2.0	$—	$—	$2.0
Other events	0.5	0.7	0.7	1.9
Subscription software and services	—	—	2.8	2.8
Other marketing services	1.4	4.0	2.9	8.3
Total revenues	$3.9	$4.7	$6.4	$15.0

Three Months Ended June 30, 2020
Trade shows	$—	$—	$—	$—
Other events	—	—	—	—
Subscription software and services	—	—	—	—
Other marketing services	1.5	3.9	1.6	7.0
Total revenues	$1.5	$3.9	$1.6	$7.0

Six Months Ended June 30, 2021
Trade shows	$5.6	$—	$—	$5.6
Other events	1.4	1.1	1.4	3.9
Subscription software and services	—	—	5.0	5.0
Other marketing services	2.6	6.6	4.2	13.4
Total revenues	$9.6	$7.7	$10.6	$27.9

Six Months Ended June 30, 2020
Trade shows	$47.9	$28.5	$2.3	$78.7
Other events	—	4.4	9.8	14.2
Subscription software and services	—	—	—	—
Other marketing services	3.1	7.8	2.9	13.8
Total revenues	$51.0	$40.7	$15.0	$106.7

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of June 30, 2021, the Company does not have material contract assets.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and six months ended June 30, 2021, were not material.
4.	Business Acquisitions

In December 2020, the Company acquired the assets and assumed the liabilities of PlumRiver Technologies (“PlumRiver”) and EDspaces for total purchase prices of $46.4 million and $3.6 million, respectively. The measurement periods for PlumRiver and EDspaces were closed in the second quarter of 2021 and the fourth quarter of 2020, respectively. In April 2021, the Company acquired the assets and assumed the liabilities of Sue Bryce Education and The Portrait Masters for a total purchase price of $7.7 million, which included contingent consideration with an estimated fair value of $1.0 million. The measurement period for Sue Bryce Education and The Portrait Masters was closed in the second quarter of 2021. Each of the transactions qualified as acquisition of a business and were accounted for as business combinations.

The Company recorded goodwill of $3.4 million during the three and six months ended June 30, 2021. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce.  Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

Sue Bryce Education and The Portrait Masters

The Company executed an asset purchase agreement on April 1, 2021, in furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company acquired certain assets and assumed certain liabilities associated with Sue Bryce Education and The Portrait Masters for a total estimated purchase price of $7.6 million, which included an initial cash payment of $6.9 million and contingent consideration with an estimated fair value of $0.8 million.  Sue Bryce Education and The Portrait Masters is a subscription-based photography business education and e-learning service with a photography conference.

External acquisition costs of $0.1 million were expensed as incurred during the three months ended June 30, 2021 and included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	April 1, 2021
Goodwill	3.3
Intangible assets	4.9
Deferred revenues	(0.5)
Purchase price	$7.7

PlumRiver

The Company executed an asset purchase agreement on December 31, 2020, in furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company acquired certain assets and assumed certain liabilities associated with PlumRiver for a total estimated purchase price of $46.4 million, which included an initial cash payment of $30.0 million, $4.4 million in common stock, a working capital adjustment of approximately $1.1 million, a deferred payment of $2.0 million, which is due to be paid in July 2022, and contingent consideration with an estimated fair value of $10.0 million. The contingent consideration

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

consisted of three components with total potential future payments of $11.0 million including (i) $2.0 million for the achievement of a technological milestone expected to be paid in the second quarter of 2021, (ii) up to $2.0 million for the successful onboarding of qualified customers expected to be paid in the fourth quarter of 2021 and (iii) up to $7.0 million for the achievement of revenue targets expected to be paid in the first quarter of 2023. During the six months ended June 30, 2021, the Company determined that the technological milestone had been achieved and paid $2.0 million related to the achievement of the milestone. As of June 30, 2021, the estimated fair value of the contingent consideration was $8.3 million. The PlumRiver acquisition was financed with cash on hand and the issuance of 805,948 shares of the Company’s common stock.

External acquisition costs of $1.4 million were expensed as incurred and included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	December 31, 2020
Trade and other receivables	$1.9
Goodwill	25.3
Intangible assets	20.0
Accounts payable and other current liabilities	(0.3)
Deferred revenues	(0.5)
Purchase price, including working capital adjustment	$46.4

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Furniture, equipment and other	$6.9	$6.4
Leasehold improvements	3.3	3.2
	10.2	9.6
Less: Accumulated depreciation	(6.4)	(5.7)
Property and equipment, net	$3.8	$3.9

Depreciation expense related to property and equipment for the three and six months ended June 30, 2021 was $0.3 million and $0.6 million, respectively. Depreciation expense related to property and equipment for the three and six months ended June 30, 2020 was $0.3 million and $0.6 million, respectively.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at June 30, 2021	$65.9	$372.1	$91.3	$6.4	$1.5	$13.0	$3.5	$553.7
Accumulated amortization	—	(273.2)	(11.4)	(0.5)	(0.1)	(10.1)	—	(295.3)
Net carrying amount at June 30, 2021	$65.9	$98.9	$79.9	$5.9	$1.4	$2.9	$3.5	$258.4

Gross carrying amount at December 31, 2020	$65.9	$369.0	$91.1	$6.2	$—	$12.3	$2.5	$547.0
Accumulated amortization	—	$(253.4)	$(9.1)	—	—	$(9.5)	—	(272.0)
Net carrying amount at December 31, 2020	$65.9	$115.6	$82.0	$6.2	$—	$2.8	$2.5	$275.0

Amortization expense for the three and six months ended June 30, 2021 was $11.8 million and $23.3 million, respectively. Amortization expense for the three and six months ended June 30, 2020 was $11.9 million and $24.4 million, respectively.

Estimated future amortization expense as of June 30, 2021:

(in millions)	June 30, 2021
2021 (Remaining 6 months)	$23.5
2022	44.8
2023	32.2
2024	13.3
2025	10.1
Thereafter	65.1
$189.0

Impairment of Indefinite-Lived Intangible Assets

During the first quarter of 2020, as a result of the COVID-19 pandemic’s impact on Emerald’s live events business, management revised its forecast for the future performance of several trade show brands. Management determined these circumstances to be a triggering event, and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the six months ended June 30, 2020.  The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income.  Indefinite-lived intangible asset impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $24.1 million and $17.0 million, respectively, during the six months ended June 30, 2020. During the three and six months ended June 30, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

value of the Company’s indefinite-lived intangible assets are impaired.  As such, no quantitative assessment for impairment was required during the first and second quarters of 2021.

Impairment of Long-Lived Assets Other than Goodwill

The impact of the COVID-19 pandemic on Emerald’s live events business during the first quarter of 2020 and the uncertainty around when live events would resume caused management to believe that the COVID-19 outbreak would continue have a material negative impact on the Company’s financial results once the outbreak was contained.  These factors, including management’s revised forecast for the future performance of brands, indicated the carrying value of certain trade names and customer relationships may not be recoverable. As a result, the Company evaluated the recoverability of the related intangible assets to be held and used during the three months ended March 31, 2020. The recoverability test, based on an income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge of $13.2 million during the six months ended June 30, 2020. Long-lived asset impairments in the Commerce reportable segment and Design and Technology reportable segment were $6.7 million and $5.7 million, respectively, during the six months ended June 30, 2020.  During the three and six months ended June 30, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable.  As such, no quantitative assessment for impairment was required during the first and second quarters of 2021.

As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s indefinite-lived intangible assets and long-lived assets other than goodwill are not impaired.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2020	$230.9	$133.7	$39.7	$404.3
Acquisition	—	—	3.4	3.4
Adjustments	—	—	0.2	0.2
Balance at June 30, 2021	$230.9	$133.7	$43.3	$407.9

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the six months ended June 30, 2020. Goodwill impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $340.6 million and $198.5 million, respectively, during the six months ended June 30, 2020.

During the three and six months ended June 30, 2021, management has determined there has been no triggering event. As such, no quantitative assessment for impairment was required during the first and second quarters of 2021.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s goodwill is not impaired.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	June 30, 2021	December 31, 2020
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% as of June 30, 2021 and December 31, 2020 (equal to 2.59% and 2.65% at June 30, 2021 and December 31, 2020, respectively) due 2024, net(a)	$518.8	$521.0
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$513.1	$515.3

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of June 30, 2021 was recorded net of unamortized discount of $1.6 million and net of unamortized deferred financing fees of $2.0 million.  The Amended and Restated Term Loan Facility as of December 31, 2020 was recorded net of unamortized discount of $2.0 million and net of unamortized deferred financing fees of $2.4 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $502.8 million as of June 30, 2021.

Revolving Credit Facility

On February 14, 2020, Emerald Events Holding, Inc., the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc (“Emerald X”).  On June 25, 2021, Emerald X, Inc. entered into a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”), by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017. Pursuant to the Amendment, the existing Credit Agreement was modified as follows:

•	The maturity of the revolving commitments under the Credit Agreement was extended by 18 months to November 23, 2023;
•	The aggregate revolving commitments under the Credit Agreement was reduced from $150,000,000 to $110,000,000;
•

A condition to future revolving advances was added such that the Borrower is only permitted to borrow new revolving loans if the aggregate amount of unrestricted cash of the Borrower and its consolidated subsidiaries is no more than $40,000,000 (subject to certain exceptions and exclusions); and

•

From and after the effective date of the Amendment, certain dividends and distributions to stockholders will be limited to the greater of (i) $40,000,000 and (ii) 35% of the cumulative amount of Consolidated EBITDA (excluding proceeds of event cancellation insurance), with amounts incurred in reliance on clause (i) above not to exceed $20,000,000 in any one fiscal year.

Emerald X had no borrowings outstanding under its Revolving Credit Facility as of June 30, 2021 and December 31, 2020, respectively. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of June 30, 2021 and December 31, 2020. For the period ended August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%.  As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through June 30, 2021, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2021	2020	2021	2020
Senior secured term loan	$3.6	$4.4	$7.0	$10.4
Non-cash interest for amortization of debt discount and debt issuance costs	0.4	0.4	0.8	0.7
Revolving credit facility interest and commitment fees	0.1	0.8	0.3	1.2
Total interest expense	$4.1	$5.6	$8.1	$12.3

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  As of June 30, 2021, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.	Fair Value Measurements and Financial Risk

As of June 30, 2021, the Company’s assets measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$23.1	$23.1	$—	$—
Money market mutual funds(a)	279.7	279.7	—	—
Total assets at fair value	$302.8	$302.8	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	13.8	—	—	13.8
Total liabilities at fair value	$14.3	$—	$—	$14.3

(a)

The fair values of the Company’s money market mutual funds are based on the closing price of these assets as of the reporting date. The Company’s money market mutual funds are quoted in an active market and classified as Level 1 assets.

(b)

Included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

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

(b)

Included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

The market-based share awards liability of $0.5 million and $0.4 million as of June 30, 2021 and December 31, 2020, respectively, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Refer to Footnote 10, Stock-Based Compensation, under the heading Market-based Share Awards for significant unobservable inputs for the market-based share award liability.

As of June 30, 2021 and December 31, 2020, the Company had $13.8 million and $13.3 million, respectively, in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of G3 Communications, PlumRiver, Sue Bryce Education and The Portrait Masters and EDspaces. The contingent consideration liability of $13.8 million as of June 30, 2021 consists of liabilities of $1.9 million, $4.4 million, $7.2 million and $0.3 million, which are expected to be settled in 2021, 2022, 2023 and 2024, respectively.  The contingent consideration liability of $13.3 million as of December 31, 2020 consists of liabilities of $3.8 million, $2.9 million and $6.6 million, which are expected to be settled in 2021, 2022 and 2023, respectively. During the second quarter of 2021, the Company paid $2.0 million in contingent consideration related to the achievement of a technological functionality milestone related to PlumRiver. The liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during second quarter of 2021, the Company recorded a $1.1 million increase in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income.

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

Series A Convertible Participating Preferred Stock

On June 10, 2020, the Company entered into the Investment Agreement with Onex, pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in the Initial Private Placement 47,058,332 shares of Preferred Stock for the Series A Price of $5.60 per share and (ii) effect the Rights Offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of Preferred Stock at the Series A Price per share. Emerald received proceeds of $373.3 million, net of fees and expenses of $15.3 million, from the sale of 69,718,919 shares Preferred Stock to Onex and proceeds of $9.7 million pursuant to the Rights Offering, for the sale of 1,727,427 shares of Preferred Stock. Proceeds from issuance of preferred stock during the six months ended June 30, 2020 were $252.6 million, net of fees of $10.9 million. During the three and six months ended June 30, 2021, the Company recorded accretion of $7.4 million and of $14.6 million, respectively, with respect to the Preferred Stock, bringing the aggregate liquidation preference to $28.7 million as of June 30, 2021. During the three and six months ended June 30, 2020, the Company recorded accretion of $0.3 million and of $0.1 million, respectively. The accretion is reflected in the calculation of net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders.

Dividends

There were no dividends paid or declared in the first or second quarters of 2021.

Dividend activity for the first and second quarters of 2020 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2020	Three Months Ended June 30, 2020
Dividend declared on	February 7, 2020	—
Stockholders of record on	February 21, 2020	—
Dividend paid on	March 06, 2020	—
Dividend per share	$0.0750	$—
Cash dividend paid	$5.4	$—

On March 20, 2020, due to the negative impact of COVID-19 on the Company’s business, the Company’s Board of Directors (the “Board”) suspended the Company’s regular quarterly cash dividend on its common stock for periods beginning with the second quarter of 2020.

Share Repurchases

October 2020 Share Repurchase Program (“October 2020 Share Repurchase Program”)

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program.  Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. The Company repurchased 726,895 shares and 929,103 shares for $3.9 million and $5.1 million during the three and six months ended June 30, 2021, respectively. There was $14.2 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of June 30, 2021.

July 2019 Share Repurchase Program (“July 2019 Share Repurchase Program”)

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program. The July 2019 Share Repurchase program was terminated on July 31, 2020. The Company repurchased no shares and 14,988 shares for zero and $0.1 million during the three and six months ended June 30, 2020. There were no remaining amounts available for share repurchases as of June 30, 2021 in connection with the July 2019 Share Repurchase Program.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.7 million and $1.4 million for the three and six months ended June 30, 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.3 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Company’s Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three and six months ended June 30, 2021 and 2020.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.7 million and $3.3 million for the three and six months ended June 30, 2021, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $0.1 million and $1.2 million for the three and six months ended June 30, 2020, respectively.

Stock option activity for the six months ended June 30, 2021, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2020	3,978	$13.68	3.6	$—
Granted	11,715	6.37
Exercised	—	—
Forfeited	(130)	8.11
Outstanding at June 30, 2021	15,563	$8.22	8.2	$0.5
Exercisable at June 30, 2021	3,246	$13.26	3.5	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on June 30, 2021 for those options for which the market price was in excess of the exercise price.

There was a total of $14.9 million unrecognized stock-based compensation expense at June 30, 2021 related to unvested stock options expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2021 was $1.1 million and $2.4 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2020 was $1.0 million and $2.3 million, respectively. There was a total of $7.0 million of unrecognized stock-based compensation expense at June 30, 2021 related to unvested RSUs expected to be recognized over a weighted-average period of 2.9 years.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

RSU activity for the six months ended June 30, 2021 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2020	1,303	$10.31
Granted	630	5.14
Forfeited	(81)	11.78
Vested	(342)	10.41
Unvested balance, June 30, 2021	1,510	$8.05

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal  to a maximum value of $4.9 million in the aggregate, upon  achievement of specified targeted share prices measured over sixty days within a ninety day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal  to a maximum value of $4.9 million in the aggregate, upon  achievement of specified targeted share prices measured over sixty days within a ninety day trading period. As of June 30, 2021, the Company has performance-based market condition share awards outstanding with a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of June 30, 2021, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share.

As of June 30, 2021 and December 31, 2020, the liability for these awards was $0.5 million and $0.4 million, respectively, and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model.  The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million.  The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero and $0.1 million during the three and six months ended June 30, 2021, respectively. The Company recognized a reduction of stock-based compensation expense of zero and $0.5 million for the three and six months ended June 30, 2020, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at June 30, 2021 were as follows:

June 30, 2021
Expected volatility	41.74%
Dividend yield	0.00%
Risk-free interest rate	1.26%
Weighted-average expected term (in years)	3.8

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2021 and 2020, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,442,407 7% Series A Convertible Participating Preferred Stock shares outstanding which were convertible into 193,236,067 shares of common stock at June 30, 2021. These preferred stock shares were anti-dilutive for the three and six months ended June 30, 2021 and are therefore excluded from the diluted (loss) income per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, share data in thousands except earnings per share)	2021	2020	2021	2020
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(46.5)	$9.9	$(61.8)	$(560.2)
Accumulated accretion on 7% Series A Convertible Participating Preferred stock	(7.4)	(0.1)	(14.6)	(0.1)
Participation rights on if-converted basis	—	(0.2)	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(53.9)	$9.6	$(76.4)	$(560.3)
Weighted average common shares outstanding	71,938	71,444	72,091	71,413
Basic (loss) income per share	$(0.75)	$0.13	$(1.06)	$(7.85)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(53.9)	$9.6	$(76.4)	$(560.3)
Dilutive effect of stock options	—	26	—	—
Diluted weighted average common shares outstanding	71,938	71,470	72,091	71,413
Diluted (loss) income per share	$(0.75)	$0.13	$(1.06)	$(7.85)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	16,221	5,978	16,228	5,957

12.	Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the loss before income taxes for the period. In determining the full year effective tax rate estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the expected relationship between income tax expense (benefit) and pre-tax (loss) income. Significant judgment is exercised in determining the income tax provision due to transactions, credits and estimates where the ultimate tax determination is uncertain.

The Company’s U.S. federal statutory corporate income tax rate was 21% as of June 30, 2021. For the three and six months ended June 30, 2021, the Company recorded provisions for income taxes of $10.9 million and $2.6 million, respectively, resulting in effective tax rates of negative 30.5% and negative 4.3%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances and nondeductible officer compensation. For the three and six months ended June 30, 2020, the Company recorded a provision for income taxes of $3.2 million and benefit from income taxes of $51.6 million which resulted in effective tax rates of 24.4% and 8.4%, respectively.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.3 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively.

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

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	June 30, 2021	December 31, 2020
Accrued personnel costs	$13.2	$12.7
Accrued event costs	5.6	7.3
Contingent consideration	6.3	3.7
Other current liabilities	5.8	3.6
Trade payables	3.2	3.8
Total accounts payable and other current liabilities	$34.1	$31.1

15.	Segment Information

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

The CODM evaluates performance based on the results of six executive brand portfolios, which represent the Company’s six operating segments. The brands managed by the Company’s segment managers do not necessarily align with specific industry sectors. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, four operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments.  In addition, two operating segments did not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification Topic 280, Segment Reporting. Therefore, results for these operating segments are included in the rows labeled "All Other" in the tables below for all periods presented.  Each of the brand portfolios generate revenues through the production of trade show events, including booth space sales, registration fees and sponsorship fees. In addition, the segments generate revenues from marketing activities, including digital and print media.

Operating segment performance is evaluated by the Company’s CODM based on revenues and Adjusted EBITDA, a non-GAAP measure, defined as EBITDA exclusive of general corporate expenses, stock-based compensation expense, impairments and other items. These adjustments are primarily related to items that are managed on a consolidated basis

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

at the corporate level. The exclusion of such charges from each segment is consistent with how the CODM evaluates segment performance.

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Revenues
Commerce	$3.9	$1.5	$9.6	$51.0
Design and Technology	4.7	3.9	7.7	40.7
All Other	6.4	1.6	10.6	15.0
Total revenues	$15.0	$7.0	$27.9	$106.7

Other Income
Commerce	$—	$34.6	$7.3	$34.6
Design and Technology	2.3	12.9	5.4	12.9
All Other	—	0.7	3.7	0.7
Total other income	$2.3	$48.2	$16.4	$48.2

Adjusted EBITDA
Commerce	$(3.1)	$31.1	$2.8	$49.2
Design and Technology	1.3	12.0	0.9	22.6
All Other	(0.2)	(0.3)	2.5	2.9
Subtotal Adjusted EBITDA	$(2.0)	$42.8	$6.2	$74.7

General corporate and other expenses	$(11.6)	$(9.6)	$(22.5)	$(17.9)
Interest expense	(4.1)	(5.6)	(8.1)	(12.3)
Goodwill impairment charge	—	—	—	(564.0)
Intangible asset impairment charges	—	—	—	(59.4)
Depreciation and amortization	(12.1)	(12.2)	(23.9)	(25.0)
Stock-based compensation	(2.8)	(1.1)	(5.8)	(2.7)
Deferred revenue adjustment	(0.2)	-	(1.1)	-
Other items	(2.8)	(1.2)	(4.0)	(5.2)
(Loss) income before income taxes	$(35.6)	$13.1	$(59.2)	$(611.8)

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the three and six months ended June 30, 2021 and 2020, substantially all revenues were derived from transactions in the United States.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.	Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 85.6% of the Company’s common stock on an as-converted basis as of June 30, 2021. Affiliates of Onex Corporation held a 49% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. The Company made payments of $0.1 million and $0.1 million to ASM and ASM managed facilities during the three and six months ended June 30, 2021, respectively.  The Company made payments of $0.1 million and $0.4 million to ASM and ASM managed facilities during the three and six months ended June 30, 2020, respectively.  The Company had no amounts due to ASM as of June 30, 2021 and December 31, 2020, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event.  We also offer B2B commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through the Elastic Suite and Flex platforms, which were recently added with the PlumRiver acquisition.  In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 21 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management (“GLM”), ranging from approximately $5.0 million to approximately $46.0 million, and annual revenues ranging from approximately $1.3 million to approximately $15.1 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures.  As a result of these and various other factors, management made the decision to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first half of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and could continue to have, a material negative impact on its financial results and liquidity. For more information, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 23, 2021 – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 3 to the table under the heading “—Results of Operations— Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020”.

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

Our effective tax rate adjusted for discrete items for the three months ended June 30, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the net effects of current period actual and full year projected results, state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), change in valuation allowances and tax deficiencies realized upon the vesting of certain share-based payment awards.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net loss. For a reconciliation of Adjusted EBITDA to net loss, see footnote 2 to the table under the heading “—Results of Operations— Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 5 to the table under the heading “—Results of Operations— Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020.”

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$15.0	$7.0	$8.0	114.3%
Other income	2.3	48.2	(45.9)	NM
Cost of revenues	3.6	(0.8)	4.4	NM
Selling, general and administrative expense(1)	33.1	25.1	8.0	31.9%
Depreciation and amortization expense	12.1	12.2	(0.1)	(0.8%)
Operating (loss) income	(31.5)	18.7	(50.2)	(268.4%)
Interest expense, net	4.1	5.6	(1.5)	(26.8%)
(Loss) income before income taxes	(35.6)	13.1	(48.7)	(371.8%)
Provision for income taxes	10.9	3.2	7.7	240.6%
Net (loss) income and comprehensive (loss) income attributable to Emerald Holdings, Inc.	$(46.5)	$9.9	$(56.4)	NM

Other financial data (unaudited):
Adjusted EBITDA(2)	$(13.6)	$33.2	$(46.8)	NM
Organic revenue(3)	$11.6	$6.3	$5.3	84.1%

(1)

Selling, general and administrative expense for the three months ended June 30, 2021 and 2020 included $2.8 million and $1.2 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expense for the three months ended June 30, 2021 and 2020 were stock-based compensation expenses of $2.8 million and $1.1 million, respectively.

(2)

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

	Three Months Ended June 30,
	2021	2020
	(unaudited)
	(dollars in millions)
Net (loss) income	$(46.5)	$9.9
Add (deduct):
Interest expense	4.1	5.6
Provision for income taxes	10.9	3.2
Depreciation and amortization expense	12.1	12.2
Stock-based compensation expense(a)	2.8	1.1
Deferred revenue adjustment(b)	0.2	—
Other items(c)	2.8	1.2
Adjusted EBITDA	$(13.6)	$33.2

(a)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(b)

Represents deferred revenue acquired in the PlumRiver Technologies (“PlumRiver”) acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the quarter periods presented, the fair value adjustments of $0.2 million for PlumRiver for the three months ended June 30, 2021 would not have been required and the revenues for the three months ended June 30, 2021 would have been higher by $0.2 million.

(c)

Other items for the three months ended June 30, 2021 included: (i) $1.1 million in expense related to the remeasurement of contingent consideration, (ii) $1.2 million in non-recurring legal, audit and consulting fees, (iii) $0.3 million in transition costs in connection with previous acquisitions and (iv) $0.2 million in transaction costs in connection with the PlumRiver LLC and Sue Bryce Education acquisitions.  Other items for the three months ended June 30, 2020 included: (i) $1.0 million in transition costs, including one-time severance expense of $0.9 million, (ii) $0.6 million in non-recurring legal, audit and consulting fees offset by (iii) a $0.4 million reduction to expense related to the remeasurement of contingent consideration.

(3)

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

	Three Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$15.0	$7.0	$8.0	114.3%
Add (deduct):
Acquisition revenues	(3.4)	—	(3.4)
Discontinued events	—	(0.7)	0.7
COVID-19 cancellations	—	—	—
COVID-19 postponements	—	—	—
Scheduling adjustments	—		—
Organic revenues	$11.6	$6.3	$5.3	84.1%

Revenues

Revenues of $15.0 million for the three months ended June 30, 2021 increased $8.0 million, or 114.3% from $7.0 million for the comparable period in 2020, primarily due to higher organic revenues as well as the acquisition of Plum River and Sue Bryce Education. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other income of $2.3 million was recorded related to event cancellation insurance claims proceeds, all of which was received during the three months ended June 30, 2021.  Other income of $48.2 million was recorded related to event cancellation insurance claims proceeds, of which $15.0 million was received and $33.2 million was confirmed by the insurance provider during the quarter ended June 30, 2020.  All $33.2 million of insurance receivables as of June 30, 2020 were received in July 2020. See “Commerce Segment – Other Income,” “Design and Technology Segment – Other Income,” and “All Other Category – Other Income” below for a discussion of other income by segment.

Cost of Revenues

Cost of revenues of $3.6 million for the three months ended June 30, 2021 increased $4.4 million, from negative $0.8 million for the comparable period in 2020. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $33.1 million for the three months ended June 30, 2021 increased $8.0 million, or 31.9%, from $25.1 million for the comparable period in 2020. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate - Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $12.1 million for the three months ended June 30, 2021 decreased $0.1 million, or 0.8%, from $12.2 million for the comparable period in 2020.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Commerce

The following represents the change in revenue, expenses and operating (loss) profit in the Commerce reportable segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$3.9	$1.5	$2.4	160.0%
Other income	-	34.6	(34.6)	NM
Cost of revenues	1.5	(0.5)	2.0	NM
Selling, general and administrative expense	5.5	5.5	—	—
Depreciation and amortization expense	6.2	6.7	(0.5)	(7.5%)
Operating (loss) income	$(9.3)	$24.4	$(33.7)	(138.1%)

Revenues

During the three months ended June 30, 2021, revenues for the Commerce reportable segment increased $2.4 million, or 160.0%, to $3.9 million from $1.5 million for the comparable period in the prior year. The primary driver of the increase was $2.6 million of organic growth from several small live events that staged during the quarter, higher digital offering and other marketing services revenues.  These increases were offset by $0.2 million in discontinued other marketing services revenue

Other Income

Other income of $34.6 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds for the three months ended June 30, 2020, of which $15.0 million was received and $19.6 million was confirmed by the insurance provider during the three months ended June 30, 2020. All $19.6 million of insurance receivables for the Commerce segment as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the three months ended June 30, 2021, cost of revenues for the Commerce reportable segment increased $2.0 million, to $1.5 million from negative $0.5 million for the comparable period in the prior year.  The primary driver of the increase was $0.7 million related to several small live events that staged during the three months ended June 30, 2021.  In addition, negotiated refunds and rebates related to events cancelled in the first quarter of 2020 that were realized in the three months ended June 30, 2020 did not recur.

Selling, General and Administrative Expense

During each of the three months ended June 30, 2021 and 2020, selling, general and administrative expense for the Commerce reportable segment were $5.5 million.  Compensation and benefits savings attributable to the centralization initiatives implemented over the prior year were offset by increased selling and promotional expenses as the Company prepares to resume a more regular event schedule.

Depreciation and Amortization Expense

During the three months ended June 30, 2021, depreciation and amortization expense for the Commerce reportable segment decreased $0.5 million, or 7.5%, to $6.2 million from $6.7 million for the comparable period in 2020.

Design and Technology

The following represents the change in revenue, expenses and operating (loss) profit in the Design and Technology reportable segment for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$4.7	$3.9	$0.8	20.5%
Other income	2.3	12.9	(10.6)	(82.2%)
Cost of revenues	1.4	(0.1)	1.5	NM
Selling, general and administrative expense	4.3	4.9	(0.6)	(12.2%)
Depreciation and amortization expense	3.8	4.0	(0.2)	(5.0%)
Operating (loss) income	$(2.5)	$8.0	$(10.5)	NM

Revenues

During the three months ended June 30, 2021 revenues for the Design and Technology reportable segment increased $0.8 million, or 20.5%, to $4.7 million from $3.9 million for the comparable period in 2020. The primary driver of the increase was $1.3 million in organic growth, primarily from other marketing services and several small live events that staged during the quarter.  These increases were offset by $0.5 million in discontinued other marketing services revenue.

Other Income

During the three months ended June 30, 2021 other income for the Design and Technology reportable segment decreased $10.6 million, or 82.2%, to $2.3 million from $12.9 million for the comparable period in the prior year.  Other income for both quarterly periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period.  All event cancellation insurance proceeds recognized as other income for the Design and Technology reportable segment during the three months ended June 30, 2021 were received during the quarter.  All $12.9 million of event cancellation insurance proceeds recognized as other income for the Design and Technology reportable segment during the three months ended June 30, 2020 was received in July 2020.

Cost of Revenues

During the three months ended June 30, 2021 cost of revenues for the Design and Technology reportable segment increased $1.5 million, to $1.4 million from negative $0.1 million for the comparable period in 2020.  The primary driver of the increase was $0.3 million related to several small live events and higher digital offerings revenue during the three months ended June 30, 2021.  In addition, negotiated refunds and rebates related to events cancelled in the first quarter of 2020 that were realized in the three months ended June 30, 2020 did not recur.

Selling, General and Administrative Expense

During the three months ended June 30, 2021 selling, general and administrative expense for the Design and Technology reportable segment decreased $0.6 million, or 12.2%, to $4.3 million from $4.9 million for the comparable period in 2020.  The decrease was primarily attributable to lower sales commission expense.

Depreciation and Amortization Expense

During the three months ended June 30, 2021 depreciation and amortization expense for the Design and Technology reportable segment decreased $0.2 million, or 5.0%, to $3.8 million from $4.0 million for the comparable period in 2020.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$6.4	$1.6	$4.8	300.0%
Other income	-	0.7	—	NM
Cost of revenues	0.8	(0.2)	1.0	NM
Selling, general and administrative expense	6.0	2.8	3.2	114.3%
Depreciation and amortization expense	1.6	0.7	0.9	128.6%
Operating loss	$(2.0)	$(1.0)	$(1.0)	100.0%

Revenues

During the three months ended June 30, 2021 revenues for the All Other category increased $4.8 million, or 300.0%, to $6.4 million from $1.6 million for the comparable period in 2020.  The primary driver of the increase was $3.4 million of incremental revenues from the December 2020 acquisition of PlumRiver, LLC (“PlumRiver”) and the April 2021 acquisition of Sue Bryce Education (“Sue Bryce”).  Organic revenue growth of $1.4 million was primarily related to other marketing services.

Other Income

Other income of $0.7 million was recorded for the All Other category related to event cancellation insurance claims proceeds, which were confirmed by the insurance provider during the quarter ended June 30, 2020. All $0.7 million of insurance receivables for the All Other category as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the three months ended June 30, 2021 cost of revenues for the All Other category increased $1.0 million, to $0.8 million from negative $0.2 million for the comparable period in 2020. The primary driver of the increase was $0.3 million of incremental expense related to the PlumRiver and Sue Bryce acquisitions.  The remaining increase related to higher other marketing services costs and prior year vendor refunds related to cancelled events that did not recur.

Selling, General and Administrative Expense

During the three months ended June 30, 2021 selling, general and administrative expense for the All Other category increased $3.2 million, or 114.3%, to $6.0 million from $2.8 million for the comparable period in 2020.  The increase in selling, general and administrative expense was primarily due to costs associated with the PlumRiver and Sue Bryce acquisitions, which were closed in December 2020 and April 2021, respectively.

Depreciation and Amortization Expense

During the three months ended June 30, 2021 depreciation and amortization expense for the All Other category increased $0.9 million, or 128.6%, to $1.6 million from $0.7 million for the comparable period in 2020.  The increase was primarily due to the PlumRiver and Sue Bryce acquisitions, which were closed in December 2020 and April 2021, respectively.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	17.2	11.9	5.3	44.5%
Depreciation and amortization expense	0.5	0.8	(0.3)	(37.5%)
Total operating expenses	$17.7	$12.7	$5.0	39.4%

Selling, General and Administrative Expense

During the three months ended June 30, 2021 selling, general and administrative expense for the Corporate category increased $5.3 million, or 44.5%, to $17.2 million from $11.9 million for the comparable period in 2020. The increase was primarily attributable to higher stock-based compensation, increases to contingent consideration liabilities and higher promotional and software expenses during the three months ended June 30, 2021. The increase in stock-based compensation expense is primarily due to stock option and restricted stock unit grants made in the first quarter of 2021.

Depreciation and Amortization Expense

During the three months ended June 30, 2021 depreciation and amortization expense for the Corporate category decreased $0.3 million, or 37.5%, to $0.5 million from $0.8 million for the comparable period in 2020.

Interest Expense

Interest expense of $4.1 million for the three months June 30, 2021 decreased $1.5 million, or 26.8%, from $5.6 million for the comparable period in 2020. The decrease was primarily attributable to lower interest expense on the Amended and Restated Term Loan Facility primarily resulting from the decrease in the average interest rate of 3.30% for the three months ended June 30, 2020 compared to an average interest rate of 2.60% during the three months ended June 30, 2021.

Provision for Income Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $10.9 million and $3.2 million, respectively, which resulted in an effective tax rate of negative 39.5% for the three months ended June 30, 2021 and an effective tax rate of 23.9% for the three months ended June 30, 2020.  The decrease in the effective tax rate for the three months ended June 30, 2021 is attributable to the timing of current period and full year projected results.

Net Loss

Net loss of $46.5 million for the three months ended June 30, 2021 represented a $56.4 million decrease from net income of $9.9 million for the comparable period in 2020. Key drivers of the year-over-year decrease were the reduction in other income related to event cancellation insurance proceeds deemed realizable by management and higher income tax expense during the three months ended June 30, 2021.

Adjusted EBITDA

Adjusted EBITDA of negative $13.6 million for the three months ended June 30, 2021 decreased by $46.8 million, from $33.2 million for the comparable period in 2020. The decrease in Adjusted EBITDA was primarily attributable to a $45.9 million decrease in other income related to lower event cancellation insurance claims being confirmed or received during the period. The Company recorded $2.3 million of other income during the three months ended June 30, 2021 as a result of the receipt or confirmation of event cancellation insurance claims proceeds related to events cancelled in the second half of 2020 compared to $48.2 million of other income recorded during the three months ended June 30, 2020 as a result of the receipt or confirmation of event cancellation insurance claims proceeds related to events cancelled in the first half of 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The tables in this section summarize key components of our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$27.9	$106.7	$(78.8)	(73.9%)
Other income	16.4	48.2	(31.8)	(66.0%)
Cost of revenues	7.6	42.8	(35.2)	(82.2%)
Selling, general and administrative expenses(1)	63.9	63.2	0.7	1.1%
Depreciation and amortization expense	23.9	25.0	(1.1)	(4.4%)
Goodwill impairment charge(2)	—	564.0	(564.0)	NM
Intangible asset impairment charges(3)	—	59.4	(59.4)	NM
Operating loss	(51.1)	(599.5)	548.4	(91.5%)
Interest expense	8.1	12.3	(4.2)	(34.1%)
Loss before income taxes	(59.2)	(611.8)	552.6	(90.3%)
Provision for (benefit from) income taxes	2.6	(51.6)	54.2	NM
Net loss and comprehensive loss attributable to Emerald Holdings, Inc.	$(61.8)	$(560.2)	$498.4	(89.0%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$(16.3)	$56.8	$(73.1)	NM
Free Cash Flow(5)	$24.4	$(24.9)	$49.3	NM
Organic revenue(6)	$22.3	$101.2	$(78.9)	(78.0%)

(1)

Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 included $4.0 million and $5.2 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 were stock-based compensation expenses of $5.8 million and $2.7 million, respectively.

(2)	Goodwill impairment charge for the six months ended June 30, 2020 represents a non-cash charge of $564.0 million.
(3)

Intangible asset impairment charges for the six months ended June 30, 2020 represent non-cash charges of $46.2 million and $13.2 million for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment.

(4)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “— Results of Operations — Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020.”

	Six Months Ended June 30,
	2021	2020
	(unaudited)
	(dollars in millions)
Net loss	$(61.8)	$(560.2)
Add:
Interest expense	8.1	12.3
Provision for (benefit from) income taxes	2.6	(51.6)
Goodwill impairment charge(a)	-	564.0
Intangible asset impairment charge(b)	-	59.4
Depreciation and amortization expense	23.9	25.0
Stock-based compensation expense(c)	5.8	2.7
Deferred revenue adjustment(d)	1.1	—
Other items(e)	4.0	5.2
Adjusted EBITDA	$(16.3)	$56.8

(a)	Represents non-cash goodwill impairment charges for the six months ended June 30, 2020, in connection with the Company’s interim testing of goodwill for impairment.
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
(d)

Represents deferred revenue acquired in the PlumRiver acquisition that was recorded at the acquisition date fair value in accordance with purchase accounting rules. If the business had been continuously owned by us throughout the periods presented, the fair value adjustments of $1.1 million for PlumRiver for the six months ended June 30, 2021 would not have been required and the revenues for the six months ended June 30, 2021 would have been higher by $1.1 million.

(e)

Other items for the six months ended June 30, 2021 included: (i) $1.5 million in expense related to the remeasurement of contingent consideration, (ii) $1.8 million in non-recurring legal, audit and consulting fees, (iii) $0.3 million in transition costs in connection with previous acquisitions and (iv) $0.4 million in transaction costs in connection with the PlumRiver, EDspaces and Sue Bryce Education acquisitions.  Other items for the six months ended June 30, 2020 included: (i) $4.4 million in transition costs, including one-time severance expense of $2.8 million, (ii) $0.8 million in non-recurring legal, audit and consulting fees and (iii) $0.4 million in transaction costs in connection with certain acquisition transactions offset by (iv) a $0.4 million reduction to expense related to the remeasurement of contingent consideration.

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

	Six Months Ended June 30,
	2021	2020
	(unaudited)
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$26.7	$(22.6)
Less:
Capital expenditures	2.3	2.3
Free Cash Flow	$24.4	$(24.9)
(6)

For a definition of Adjusted Organic revenue and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020.”

	Six Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$27.9	$106.7	$(78.8)	(73.9%)
Add (deduct):
Acquisition revenues	(5.6)	—	(5.6)
Discontinued events	—	(2.7)	2.7
COVID-19 cancellations(a)	—	(71.8)	71.8
COVID-19 postponements(b)	—	(11.3)	11.3
Scheduling adjustments	—	—	—
Organic revenues	$22.3	$20.9	$1.4	6.7%

(a)

Represents reduction in revenues as a result of the cancellation of certain events that staged in the first quarter of 2020, due to COVID-19.  We believe the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

(b)	Represents deferral of revenues to the second half of 2021 as a result of the postponement of certain events that staged during the first quarter of 2020, due to COVID-19.

Revenues

Revenues of $27.9 million for the six months ended June 30, 2021 decreased $78.8 million, or 73.9%, from $106.7 million for the comparable period in 2020, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of certain events.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

For the six months ended June 30, 2021, other income of $16.4 million was recorded related to event cancellation insurance claims proceeds, all of which was received during the period.  Other income of $48.2 million was recorded related to event cancellation insurance claims proceeds, of which $15.0 million was received and $33.2 million was confirmed by the insurance provider during the quarter ended June 30, 2020.  All $33.2 million of insurance receivables as of June 30, 2020 were received in July 2020.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of other income by segment.

Cost of Revenues

Cost of revenues of $7.6 million for the six months ended June 30, 2021 decreased $35.2 million, or 82.2%, from $42.8 million for the comparable period in 2020. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $63.9 million for the six months ended June 30, 2021 increased $0.7 million, or 1.1%, from $63.2 million for the comparable period in 2020. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $23.9 million for the six months June 30, 2021 decreased $1.1 million, or 4.4%, from $25.0 million for the comparable period in 2020.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Commerce

The following represents the change in revenue, expenses and operating loss in the Commerce reportable segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$9.6	$51.0	$(41.4)	(81.2%)
Other income	7.3	34.6	(27.3)	(78.9%)
Cost of revenues	3.3	18.6	(15.3)	(82.3%)
Selling, general and administrative expenses	10.8	17.8	(7.0)	(39.3%)
Depreciation and amortization expense	12.4	14.0	(1.6)	(11.4%)
Goodwill impairment charge	—	340.6	(340.6)	NM
Intangible asset impairment charges	—	30.7	(30.7)	NM
Operating loss	$(9.6)	$(336.1)	$326.5	NM

Revenues

During the six months ended June 30, 2021, revenues for the Commerce reportable segment decreased $41.4 million, or 81.2%, to $9.6 million from $51.0 million for the comparable period in the prior year. The primary driver of the decline was the cancellation or postponement of nearly all live events scheduled to stage during the six months ended June 30, 2021 due to COVID-19. These cancelled and postponed events represented $37.8 million and $0.9 million in prior year revenues, respectively.  The remaining $2.7 million decline in revenues was primarily attributable to a $2.5 million decrease in revenues from events that staged during the six months ended June 30, 2021 at significantly reduced capacity due to COVID-19 precautions.

Other Income

During the six months ended June 30, 2021 other income for the Commerce reportable segment decreased $27.3 million, or 78.9%, to $7.3 million from $34.6 million for the comparable period in the prior year.  Other income for both periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period.  All event cancellation insurance proceeds recognized as other income for the Commerce reportable segment during the six months ended June 30, 2021 were received during the period.  Of the $34.6 million of event cancellation insurance proceeds recognized as other income during the six months ended June 30, 2020, $15.0 million was received and $19.6 million was confirmed by the insurance provider during the period.  All $19.6 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the six months ended June 30, 2021, cost of revenues for the Commerce reportable segment decreased $15.3 million, or 82.3%, to $3.3 million from $18.6 million for the comparable period in the prior year.  The primary driver of the decline was the cancellation or postponement of nearly all live events scheduled to stage during the six months ended June 30, 2021 due to COVID-19.  These cancelled and postponed events represented $12.8 million and $0.4 million of prior year costs, respectively.  The remaining $2.1 million decrease was related to unavoidable event cancellation expenses incurred during the six months ended June 30, 2020, offset by higher costs associated with several small events that staged during the current year.

Selling, General and Administrative Expense

During the six months ended June 30, 2021, selling, general and administrative expenses for the Commerce reportable segment decreased $7.0 million, or 39.3%, to $10.8 million from $17.8 million for the comparable period in 2020.  The decrease was primarily driven by lower compensation and benefits expense attributable to the centralization initiatives implemented over the prior year, lower sales commissions related to lower revenues, avoided promotional and travel costs related to cancelled events, as well as credit card fee savings during the six months ended June 30, 2021.

Depreciation and Amortization Expense

During the six months ended June 30, 2021, depreciation and amortization expense for the Commerce reportable segment decreased $1.6 million, or 11.4%, to $12.4 million from $14.0 million for the comparable period in 2020.  The decrease was attributable to the definite-lived intangible asset impairment charges recorded in the first and fourth quarters of 2020.

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

Design and Technology

The following represents the change in revenue, expenses and operating loss in the Design and Technology reportable segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$7.7	$40.7	$(33.0)	(81.1%)
Other income	5.4	12.9	(7.5)	(58.1%)
Cost of revenues	3.0	18.1	(15.1)	(83.4%)
Selling, general and administrative expenses	9.2	12.9	(3.7)	(28.7%)
Depreciation and amortization expense	7.4	8.3	(0.9)	(10.8%)
Goodwill impairment charge	—	198.5	(198.5)	NM
Intangible asset impairment charges	—	22.7	(22.7)	NM
Operating loss	$(6.5)	$(206.9)	$200.4	NM

Revenues

During the six months ended June 30, 2021 revenues for the Design and Technology reportable segment decreased $33.0 million, or 81.1%, to $7.7 million from $40.7 million for the comparable period in 2020. The primary driver of the decline was the cancellation or postponement of nearly all live events scheduled to stage during the six months ended June 30, 2021 due to COVID-19. These cancelled and postponed events represented $30.2 million and $1.9 million in prior year revenues, respectively.  Discontinued other marketing services representing $1.1 million of prior year revenue also contributed to the decrease.

Other Income

During the six months ended June 30, 2021 other income for the Design and Technology reportable segment decreased $7.5 million, or 58.1%, to $5.4 million from $12.9 million for the comparable period in the prior year.  Other income for both six month periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period.  All event cancellation insurance proceeds recognized as other income for the Design and Technology reportable segment during the six months ended June 30, 2021 were received during the period.  All $12.9 million of event cancellation insurance proceeds recognized as other income for the Design and Technology reportable segment during the six months ended June 30, 2020 were confirmed by the insurance provider during the period.  All $12.9 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the six months ended June 30, 2021 cost of revenues for the Design and Technology reportable segment decreased $15.1 million, or 83.4%, to $3.0 million from $18.1 million for the comparable period in 2020.  The primary driver of the decline was the cancellation or postponement of nearly all live events scheduled to stage during the six months ended June 30, 2021 due to COVID-19.  These cancelled and postponed events represented $14.1 million and $0.7 million of prior year costs, respectively.  Discontinued other marketing services business representing $0.4 million of prior year costs also contributed to the decrease.

Selling, General and Administrative Expense

During the six months ended June 30, 2021 selling, general and administrative expenses for the Design and Technology reportable segment decreased $3.7 million, or 28.7%, to $9.2 million from $12.9 million for the comparable period in 2020.  The decrease was primarily related to lower compensation and benefits expense attributable to the centralization initiatives implemented over the prior year, lower sales commissions related to lower revenues, avoided promotional and travel costs related to cancelled events, as well as credit card fee savings during the six months ended June 30, 2021.

Depreciation and Amortization Expense

During the six months ended June 30, 2021 depreciation and amortization expense for the Design and Technology reportable segment decreased $0.9 million, or 10.8%, to $7.4 million from $8.3 million for the comparable period in 2020.  The decrease was attributable to the definite-lived intangible asset impairment charges recorded in the first and fourth quarters of 2020.

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

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$10.6	$15.0	$(4.4)	(29.3%)
Other income	3.7	0.7	3.0	428.6%
Cost of revenues	1.4	6.1	(4.7)	(77.0%)
Selling, general and administrative expenses	11.7	6.7	5.0	74.6%
Depreciation and amortization expense	2.9	1.4	1.5	107.1%
Goodwill impairment charge	—	24.9	(24.9)	NM
Intangible asset impairment charges	—	6.0	(6.0)	NM
Operating loss	$(1.7)	$(29.4)	$27.7	(94.2%)

Revenues

During the six months ended June 30, 2021 revenues for the All Other category decreased $4.4 million, or 29.3%, to $10.6 million from $15.0 million for the comparable period in 2020.  The primary driver of the decline was the cancellation or postponement of nearly all live events scheduled to stage during the six months ended June 30, 2021 due to COVID-19. These cancelled and postponed events represented $2.7 million and $9.3 million in prior year revenues, respectively.  The decrease was offset by incremental revenues of $5.6 million from the acquisitions of PlumRiver and Sue Bryce, which closed in December 2020 and April 2021, respectively.  In addition, higher digital offering and other marketing services revenues generated $2.0 million in incremental revenue during the six months ended June 30, 2021.

Other Income

During the six months ended June 30, 2021 other income for the All Other category increased $3.0 million, or 428.6%, to $3.7 million from $0.7 million for the comparable period in the prior year.  Other income for both six-month periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period.  All event cancellation insurance proceeds recognized as other income for the All Other category during the six months ended June 30, 2021 were received during the period.  All $0.7 million of event cancellation insurance proceeds recognized as other income for the All Other category during the six months ended June 30, 2020 were confirmed by the insurance provider during the period.  All $0.7 million of insurance receivables as of June 30, 2020 were received in July 2020.

Cost of Revenues

During the six months ended June 30, 2021 cost of revenues for the All Other category decreased $4.7 million, or 77.0%, to $1.4 million from $6.1 million for the comparable period in 2020.  The primary driver of the decline was the cancellation or postponement of nearly all live events scheduled to stage during the six months ended June 30, 2021 due to COVID-19.  These cancelled events represented $0.6 million and $4.5 million of prior year costs, respectively.  The decrease was offset by incremental costs of $0.6 million from the acquisitions of PlumRiver and Sue Bryce, which closed in December 2020 and April 2021, respectively.

Selling, General and Administrative Expense

During the six months ended June 30, 2021 selling, general and administrative expenses for the All Other category increased $5.0 million, or 74.6%, to $11.7 million from $6.7 million for the comparable period in 2020.  The increase in selling, general and administrative expense was primarily driven by the acquisitions of PlumRiver and Sue Bryce in December 2020 and April 2021, respectively.  These increases were offset by lower promotional and credit card fee expenses due to the cancellation and postponement of events during the six months ended June 30, 2021.

Depreciation and Amortization Expense

During the six months ended June 30, 2021 depreciation and amortization expense for the All Other category increased $1.5 million, or 107.1%, to $2.9 million from $1.4 million for the comparable period in 2020.  The increase was attributable to definite-lived intangible assets acquired in the PlumRiver and Sue Bryce acquisitions.

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

Corporate Category

The following represents the change in operating expenses in the Corporate category for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	32.2	25.9	6.3	24.3%
Depreciation and amortization expense	1.2	1.4	(0.2)	(14.3%)
Total operating expenses	$33.4	$27.3	$6.1	22.3%

Selling, General and Administrative Expense

During the six months ended June 30, 2021 selling, general and administrative expenses for the Corporate category increased $6.3 million, or 24.3%, to $32.2 million from $25.9 million for the comparable period in 2020. The increase was primarily attributable to higher compensation and benefits expenses related to the centralization initiatives implemented over the last year and increased stock-based compensation expenses during the six-months ended June 30, 2021. The increase in stock-based compensation expense is primarily due to stock option and restricted stock unit grants made in the first quarter of 2021.  These increases were offset by lower one-time severance expense.

Depreciation and Amortization Expense

During the six months ended June 30, 2021 depreciation and amortization expense for the Corporate category decreased $0.2 million, or 14.3%, to $1.2 million from $1.4 million for the comparable period in 2020.

Interest Expense

Interest expense of $8.1 million for the six months ended June 30, 2021 decreased $4.2 million, or 34.1%, from $12.3 million for the comparable period in 2020.  The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during the six months ended June 30, 2021 was 2.62%, compared to 3.04% during the six months ended June 30, 2020.  In addition, interest expense related to the revolving credit facility decreased $0.9 million during the six months ended June 30, 2021.

Provision for (Benefit from) Income Taxes

For the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $2.6 million and benefit from income taxes of $51.6 million, respectively, which resulted in an effective tax rate of negative 4.3% for the six months ended June 30, 2021 and, when adjusted for discrete items, of 25.7% for the six months ended June 30, 2020.  The decrease in the effective tax rate for the six months ended June 30, 2021 is attributable to the timing of current period and full year projected results.

Net Loss

Net loss of $61.8 million for the six months ended June 30, 2021 represented a $498.4 million improvement from net loss of $560.2 million for the comparable period in 2020.  Key drivers of the year-over-year increase were the absence of non-cash goodwill and intangible asset impairment charges in the current year, and lower interest expense, offset by lower revenues due to COVID-19 related event cancellations and a higher provision for income taxes.

Adjusted EBITDA

Adjusted EBITDA of negative $16.3 million for the six months ended June 30, 2021 decreased by $73.1 million, from Adjusted EBITDA of $56.8 million for the comparable period in 2020. The decrease in Adjusted EBITDA, was mainly driven by lower other income related to event cancellation insurance proceeds and the cancellation or postponement of nearly all live events scheduled to stage in the first six months of 2021.

Liquidity and Capital Resources

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020.  In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live event staging in the first six months of 2021. The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a GAAP basis for the year ended December 31, 2021 is expected. During the year ended December 31, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Completing the sale of its 7% Series A Convertible Participating Preferred Stock, generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the previous quarterly cash dividend.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19.  To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $72.7 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place 2020 and 2021, totaled $123.4 million and zero, respectively.  During the three and six months ended June 30, 2021, the Company recorded other income of $2.3 million and $16.4 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.    Of the $16.4 million in other income, $11.7 million was received during the first quarter of 2021 and $4.7 million was received during the second quarter of 2021.  During each of the three and six months ended June 30, 2020, the Company recorded other income of $48.2 million related to event cancellation insurance claim proceeds deemed to be realizable by management.  Of the $48.2 million, $15.0 million was received during the second quarter of 2020 and $33.2 million was received in July 2020. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

As of June 30, 2021, the Company had $522.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of June 30, 2021, the Company had cash and cash equivalents of $302.8 million.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

As of June 30, 2021, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Previous Share Repurchase Programs

Our Board of Directors previously approved a $20.0 million share repurchase program in the fourth quarter of 2018 and a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of 14,988 shares of our common stock for $0.1 million during the three months ended June 30, 2020.

New Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. We settled the repurchase of 726,895 shares and 929,103 shares of our common stock for $3.9 million and $5.1 million during the three months ended June 30, 2021, respectively. There was $14.2 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of June 30, 2021.

Suspension of Dividend Policy

On March 20, 2020, due to the negative impact of COVID-19 on our business, the Board temporarily suspended the Company’s regular quarterly cash dividend on its common stock. The payment of dividends in future quarters is subject to the discretion of our Board and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board may deem relevant.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
	2021	2020
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$26.7	$(22.6)
Net cash used in investing activities	$(9.3)	$(2.3)
Net cash (used in) provided by financing activities	$(9.9)	$233.9

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

Net cash provided by operating activities for the six months ended June 30, 2021 was $26.7 million, as compared to net cash used in operating activities of $22.6 million for the six months ended June 30, 2020. Cash provided by operating activities primarily reflects the decrease in our net loss of $498.4 million and increases in non-cash adjustments for deferred taxes of $57.9 million and $3.1 million for stock-based compensation expense during the six months ended June 30, 2021 partly offset by the non-recurrence of the goodwill impairment of $564.0 million and intangible asset impairment charges of $59.4 million incurred during the six months ended June 30, 2020, as well a $113.3 million increase in cash provided by working capital. Net loss plus non-cash items provided operating cash flows of $26.1 million and used operating cash flows of $37.9 million for the six months ended June 30, 2021 and 2020, respectively. Cash provided by operating activities reflects the generation of $52.8 million and the use of $60.5 million for working capital in the six months ended June 30, 2021 and 2020, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the six months ended June 30, 2021 increased $7.0 million to $9.3 million from $2.3 million in the comparable period in the prior year. The increase was due to acquisitions completed in the six months ended June 30, 2021. No acquisitions were completed during the six months ended June 30, 2020.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, borrowing and repayments on our debt to fund business acquisitions and our operations, payments of dividends prior to the suspension of the dividend policy and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the six months ended June 30, 2021 was $7.5 million, compared to cash provided by financing activities of $233.9 million for the six months ended June 30, 2020. The decrease was primarily due to proceeds from issuance of preferred stock of $263.5 in the comparable period in 2020, partly offset by repayment on revolving credit facility net of borrowings of $10.0 million during the six months ended June 30, 2020, and payment of preferred stock offering costs of $10.9 million during the six months ended June 30, 2020.

Free Cash Flow

Free Cash Flow for the six months ended June 30, 2021 increased $49.3 million, to inflow of $24.4 million from outflow of $24.9 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2021, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant.  The impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of June 30, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $564.0 million during the three months ended June 30, 2020.  In addition, management determined a triggering event had occurred in relation to several indefinite-lived intangible assets and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the three months ended June 30, 2020.   During the three and six months ended June 30, 2021, there were no triggering events or changes in circumstances that would indicate the carrying value may be impaired.  As a result, we determined that it was more likely than not that the Company’s goodwill was not impaired and, therefore, no quantitative assessment for impairment was required as of June 30, 2021.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on our operations, there can be no assurance that we will be able to conclude in future periods that it is more likely than not that our goodwill is not impaired.

Long-lived assets other than goodwill held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2020, as a result of the impact of the COVID-19 pandemic on certain of our brands, we became aware of circumstances indicating that the carrying value of certain definite-lived trade names and customer relationships may not be recoverable. We evaluate recoverability of long-lived assets to be held and used by comparing the carrying amount of an asset to the future expected net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of our long-lived assets were impaired and were required to be fair valued and compared to the carrying value. The recoverability test/income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge of $13.2 million during the three months ended June 30, 2020.  During the three and six months ended June 30, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying values may not be recoverable. As such, no quantitative assessment for impairment was required as of June 30, 2021.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended June 30, 2021. However, in light of the pandemic, there is a high degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See Note 7, Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of June 30, 2021, we had $522.4 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of June 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) and 15(d)-15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

We also carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021.

There have been no changes to our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2021 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

On February 22, 2021, the Company filed a complaint in Federal District Court in Orange County, California against its event cancellation insurers under the Company’s 2020 and 2021 event cancellation insurance policies.  The insurer defendants are W.R. Berkley Syndicate Limited and Great Lakes Insurance SE.  The Company believes the insurers have acted in bad faith and failed to timely pay amounts due and owing on submitted claims. Under this complaint, the Company is seeking to enforce its rights under the policies to receive the maximum applicable coverage for the 2020 and 2021 event cancellations, postponements and reductions, and to receive court-ordered payment on all outstanding submissions for 2020 and 2021 events.  By Order dated May 26, 2021, the District Court in Orange County, California denied the insurers motion to transfer venue for this litigation proceeding to New York.

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

The following table presents our purchases of common stock during the second quarter ended June 30, 2021, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
April 1, 2021 - April 30, 2021	124,897	$5.57	$17.4
May 1, 2021 - May 31, 2021	304,763	5.27	15.8
June 1, 2021 - June 30, 2021	297,235	5.41	14.2
Total	726,895

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Third Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc. the guarantors party thereto, Bank of America, NA. and the other lenders party thereto, dated June 25, 2021 (incorporated by reference to the Company’s Current Report Form 8-K filed on June 28, 2021).

*10.2	Amended and Restated 2017 Omnibus Equity Plan.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: July 30, 2021	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)