Form 10-K/A
period 2020-12-31
Emerald Holding, Inc.
filed 2021-11-08
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Emerald Holding, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020 (this “Amendment No. 1”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 23, 2021 (the “Original Form 10-K”) to amend and restate the Company’s Annual Report on Form 10-K, as further described below.

This amended and restated report on Form 10-K/A is presented as of the filing date of the Original Form 10-K and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-K.

The Company is filing this Amendment No. 1 on Form 10-K/A to reflect restatements to the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020 and relevant unaudited condensed consolidated financial information for the 2020 quarterly periods to correct errors in the Company’s accounting for its 7% Series A Convertible Participating Preferred Stock (the “redeemable convertible preferred stock”). Subsequent to the issuance of the Original Form 10-K, the Company determined that its accounting for its redeemable convertible preferred stock as a component of stockholders’ equity, as reported in its consolidated financial statements presented in the Original Form 10-K, instead of reflecting such redeemable convertible preferred stock as temporary equity, resulted in an error based on the application of accounting principles generally accepted in the United States (“GAAP”).  This error resulted in additional-paid-in-capital and stockholders’ equity being overstated and temporary equity being understated starting with the quarter ended June 30, 2020 through the quarter ended June 30, 2021, including as of and for the year ended December 31, 2020.  During each of those annual and interim periods, the Company accounted for the redeemable convertible preferred stock as stockholders’ equity and reduced the income attributable to the common stockholders by the amount of the cumulative, undeclared dividends associated with the redeemable convertible preferred stock in accordance with GAAP for preferred stock classified as stockholders’ equity. As a result of incorrectly accounting for the redeemable convertible preferred stock as permanent equity, the Company also did not accrete the carrying amount of the redeemable convertible preferred stock to the redemption value when the redeemable convertible preferred stock first becomes redeemable, which resulted in an understatement of accretion and an overstatement (understatement) of net income (loss) attributable to common shareholders.

This Amendment No. 1 on Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

•	Item 1A of Part I, “Risk Factors”,
•	Item 6 of Part II, “Selected Financial Data”,
•	Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,
•	Item 8 of Part II, “Financial Statements and Supplementary Data”,
•	Item 9A of Part II, “Controls and Procedures”; and
•	Item 15 of Part IV, “Exhibits and Financial Statement Schedules.”

i

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-K/A includes an updated signature page, certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15, and a Consent of Independent Registered Public Accounting Firm as Exhibit 23.1.

The Company is also filing an amended Quarterly Report on Form 10-Q/A for each of the quarterly periods ended March 31, 2021 and June 30, 2021 to restate the previously issued interim condensed consolidated financial statements due to the accounting matter described above.

In connection with the restatement, the Company has also corrected an error that the Company previously determined to be immaterial within the 2020 quarterly condensed consolidated financial information.

Refer to Note 1, Description of Business and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s consolidated financial statements.

As a result of the restatement, the Company has concluded its disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020 due to a material weakness in the Company's internal control over financial reporting as of December 31, 2020 and its disclosure controls and procedures were not effective as of June 30, 2020 and September 30, 2020.  See additional discussion included in Part II, Item 9A of this Amended Annual Report.

ii

iii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the severe ongoing impact of the COVID-19 pandemic and the other risk factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K/A under the heading “Risk Factors,” which are incorporated herein by reference.

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

Any forward-looking statement that we make in this Annual Report on Form 10-K/A speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

Except where the context requires otherwise, references in this Annual Report on Form 10-K/A to “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Holding, Inc., formerly known as Emerald Expositions Events, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K/A, when we refer to our fiscal years, we refer to the year number, as in “2020,” which refers to our fiscal year ended December 31, 2020.

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

In June 2020, we entered into an investment agreement with Onex Partners V LP  (“Onex Partners V”), pursuant to which we agreed to issue to Onex Partners V, in a private placement transaction, 47,058,332 shares of our 7% Series A Convertible Participating Preferred Stock (the “redeemable convertible preferred stock”) for a purchase price of $5.60 per share (the “Series A Price per Share”), for which we received aggregate proceeds of approximately $252.0 million, net of fees and estimated expenses of $11.6 million. In conjunction with the investment agreement with Onex Partners V, we announced a rights offering to holders of our outstanding common stock of one non-transferable subscription right for each share of our common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per Share, backstopped by Onex Partners V (the “Onex Backstop”).  The rights offering was completed in July of 2020. We received net proceeds of approximately $9.7 million from this rights offering. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of redeemable convertible preferred stock were sold to Onex in exchange for proceeds of approximately $121.3 million, net of fees and expenses of $5.6 million.

As of December 31, 2020, Onex owned 47,058,332 shares of our common stock, representing 65.2% of our outstanding common stock. In addition, as of December 31, 2020, after giving effect to the Onex Backstop Onex owned 69,718,919 shares of our redeemable convertible preferred stock, representing 161,891,916 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 85.6%.

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

Reportable Segments

As described in Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A, the determination of our reportable segments is consistent with the information provided our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining three operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

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

Item 1A. Risk Factors.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following factors, as well as other information contained in this Annual Report on Form 10-K/A, in evaluating our Company and business. If any of the following risks occur, our business, results of operations, and financial condition may be materially adversely affected.

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

As of December 31, 2020, Onex owned 47,058,332 shares of our common stock, representing 65.8% of our outstanding common stock. In addition, as of December 31, 2020, Onex owned 69,718,919 shares of our redeemable convertible preferred stock, representing 161,891,916 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 85.6%.

The holders of our redeemable convertible preferred stock have the right to approve certain matters, including (i) amendments to our organizational documents in a manner adverse to the Series A Preferred Stock, (ii) the creation or issuance of senior or parity equity securities or (iii) the issuance of any convertible indebtedness, other class of preferred stock or other equity securities in each case with rights to payments or distributions in which the redeemable convertible preferred stock would not participate on a pro-rata, as-converted basis.  In addition, for so long as the redeemable convertible preferred stock represents more than 30% of the outstanding common stock on an as-converted basis, without the approval of a majority of the directors elected by the holders of the redeemable convertible preferred stock, we may not (i) incur new indebtedness to the extent certain financial metrics are not satisfied, (ii) redeem or repurchase any equity securities junior to the redeemable convertible preferred stock, (iii) enter into any agreement for the acquisition or disposition of assets or businesses involving a purchase price in excess of $100 million, (iv) hire or terminate the chief executive officer of the Company or (v) make a voluntary filing for bankruptcy or commence a dissolution of the Company. Holders of our redeemable convertible preferred stock also have the right, for so long as the outstanding redeemable convertible preferred stock represents specified percentages of our outstanding common stock on an as-converted basis, to elect up to five members of our Board of Directors.

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

The market price of our common stock could decline as a result of sales of a large number of our common stock in the market, or the sale of securities convertible into a large number of our common stock. The perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2020 we had outstanding 71,445,992 shares of redeemable convertible preferred stock with an aggregate liquidation preference of approximately $14.1 million, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. The aggregate accreting return will increase the number of shares of common stock issuable upon the conversion of the redeemable convertible preferred stock, which may result in a further decrease in the market value of our common stock. In addition, the terms of the redeemable convertible preferred stock provide that the conversion price may be reduced, which would result in the shares of redeemable convertible preferred stock being convertible into additional common stock upon certain events, including distributions on our common stock or issuances of additional common stock or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of common stock upon conversion of the redeemable convertible preferred stock would result in immediate dilution to existing holders of our common stock, which dilution could be substantial. In addition, the market price of our common stock may be adversely affected by such factors as whether the market price is near or above the conversion price, which could make conversion of the shares of redeemable convertible preferred stock more likely.

Further, the redeemable convertible preferred stock ranks senior to our common stock, which could affect the value of the common stock on liquidation or on a change in control transaction. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, and may result in dilution to owners of our common stock. Because our decision to issue additional debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances. Also, we cannot predict the effect, if any, of future issuances of our common stock on the market price of our common stock.

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

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules and regulations implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the earlier of the fiscal year ended December 31, 2022 or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse, which would be required if there are material weaknesses in our internal control over financial reporting.

In connection with becoming a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and hiring additional accounting or internal audit staff or consultants. We have hired a third-party service provider to assist us with implementation of our internal audit function. Testing and maintaining internal control over financial reporting can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate on a timely basis. If we identify any material weaknesses in our internal control over financial reporting and conclude that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis.

Specifically, we did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments. This material weakness resulted in the restatement of our previously filed consolidated financial statements as of and for the year ended December 31, 2020, as well as the quarterly condensed consolidated financial information for the 2020 interim periods ended June 30, September 30, and December 31, 2020 related to temporary equity, permanent equity, additional paid in capital, accretion to redemption value of redeemable convertible preferred stock, net loss and comprehensive loss attributable to common shareholders, loss per share and the related disclosures. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

In order to remediate the material weakness, we plan to enhance the design of our control activities related to the evaluation of the impact of the terms and conditions on the accounting and reporting for preferred stock issuances.

If we are not able to remediate the material weakness, or if we identify any new material weaknesses in the future,  we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weakness, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weakness or avoid potential future material weaknesses.

As a result of the material weakness and the related restatements due to the change in the accounting for redeemable convertible preferred stock from permanent to temporary equity, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Amendment, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3. Legal Proceedings.

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations. Refer to Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information regarding our legal proceedings.

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

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2020, 2019, 2018, 2017 and 2016, and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements. The following table has been updated to reflect the restatement of the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 as further described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements included elsewhere in this Amended Annual Report on Form 10-K/A.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements and related accompanying notes included elsewhere in this Annual Report on Form 10-K/A.

	Year Ended December 31,
	2020(1) (As Restated)	2019(1)	2018(1)	2017(1)	2016(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenue	$127.4	$360.9	$380.7	$341.7	$323.7
Other income	107.0	6.1	—	6.5	—
Cost of revenues	57.6	120.2	112.1	95.0	84.4
Selling, general and administrative expenses(2)	118.6	133.4	121.8	121.9	98.9
Depreciation and amortization expense	48.6	52.0	46.8	43.2	40.0
Goodwill impairments(3)	603.4	69.1	—	—	—
Intangible asset impairments(4)	76.8	17.0	104.3	—	—
Operating (loss) income	(670.6)	(24.7)	(4.3)	88.1	100.4
Interest expense	20.6	30.3	29.1	38.3	51.4
Loss on extinguishment of debt(5)	—	—	—	3.0	12.8
(Loss) income before income taxes	(691.2)	(55.0)	(33.4)	46.8	36.2
(Benefit from) provision for income taxes	(57.6)	(5.0)	(8.3)	(35.0)	14.0
Net (loss) income and comprehensive (loss) income	(633.6)	(50.0)	(25.1)	81.8	22.2
Accretion to redemption value of redeemable convertible preferred stock (6)	(15.6)	—	—	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(649.2)	$(50.0)	$(25.1)	$81.8	$22.2

Net (loss) income per share attributable to common stockholders
Basic	$(9.09)	$(0.70)	$(0.34)	$1.19	$0.36
Diluted	$(9.09)	$(0.70)	$(0.34)	$1.13	$0.35
Weighted average common shares outstanding
Basic	71,431	71,719	72,887	68,912	61,859
Diluted	71,431	71,719	72,887	72,116	63,294
Dividends declared per common share	$0.0750	$0.2975	$0.2875	$0.2100	$—

Statement of cash flows data:
Net cash (used in) provided by operating activities	$(37.1)	$67.8	$103.9	$110.8	$93.0
Net cash used in investing activities	$(37.3)	$(16.7)	$(74.7)	$(95.5)	$(51.9)
Net cash provided by (used in) financing activities	$360.1	$(62.0)	$(19.6)	$(19.3)	$(42.5)

	As of December 31,
	2020 (As Restated)	2019	2018	2017	2016
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$295.3	$9.6	$20.5	$10.9	$14.9
Total assets(7)	$1,054.4	$1,471.7	$1,580.0	$1,637.9	$1,572.5
Total debt(8)	$525.2	$535.4	$569.9	$554.2	$702.1
Total liabilities	$659.9	$831.5	$871.7	$876.7	$1,044.8

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

(3)

The goodwill impairments for the year ended December 31, 2020, represent a non-cash impairment charge of $588.2 million in connection with the interim March 31, 2020 testing of goodwill for impairment and a non-cash impairment charge of $15.2 million for goodwill in connection with the Company’s annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2019, represent a non-cash impairment charge of $9.3 million in connection with the interim August 31, 2019 testing of goodwill for impairment and a non-cash impairment charge of $59.8 million for goodwill in connection with the Company’s annual October 31 testing of goodwill for impairment. No other goodwill impairments were recorded in any other of the years presented.

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

(6)

On June 29, 2020, Emerald received proceeds of $252.0 million, net of fees and expenses of $11.6 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement.  Emerald used $50.0 of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period ended on July 22, 2020. On July 24, 2020, the Company issued a further 1,727,427 shares of redeemable convertible preferred stock pursuant to the Rights Offering and received net proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of redeemable convertible preferred stock were sold to Onex in exchange for approximately $121.3 million, net of fees and estimated expenses of $5.6 million. During the year ended December 31, 2020, the Company recorded accretion of $15.6 million, with respect to the redeemable convertible preferred stock, bringing the aggregate accreted carrying value to $398.3 million as of December 31, 2020.  The accretion is reflected in the calculation of net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders.

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

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited condensed quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2020. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K/A. These quarterly results are not necessarily indicative of our operating results for a full year or any future period. The following table has been updated to reflect the impact of the restatement, as further described in Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 20, Unaudited Quarterly Financial Data, in the notes to our audited consolidated financial statements included elsewhere in this Amended Annual Report on Form 10-K/A, on the unaudited interim financial statements as of and for the quarters ended June 30, 2020, September 30, 2020 and December 31, 2020. As a result of the restatement, the tables also reflect the revision to correct for a previously identified Q1 2020 error in goodwill impairments that management had previously concluded was not material to the previously issued consolidated financial statements and had therefore been initially corrected for as an out of period adjustment in Q4 2020.

	Quarter Ended
	Dec. 31, 2020 (As Restated)	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020 (As Revised)	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$12.2	$8.5	$7.0	$99.7	$44.9	$75.6	$103.0	$137.4
Other income	42.7	16.1	48.2	—	—	6.1	—	—
Cost of revenues	10.5	4.3	(0.8)	43.6	17.4	24.6	32.3	45.9
Selling, general and administrative expenses	29.8	25.6	25.1	38.1	31.4	33.7	33.1	35.1
Depreciation and amortization expense	11.4	12.2	12.2	12.8	12.8	12.9	13.2	13.2
Goodwill impairments	15.2	—	—	588.2	59.8	9.3
Intangible asset impairments	17.4	—	—	59.4	—	17.0	—	—
Operating (loss) income	(29.4)	(17.5)	18.7	(642.4)	(76.5)	(15.8)	24.4	43.2
Interest expense	4.1	4.2	5.6	6.7	7.0	7.5	7.8	8.0
(Loss) income before income taxes	(33.5)	(21.7)	13.1	(649.1)	(83.5)	(23.3)	16.6	35.2
Provision for (benefit from) income taxes	0.4	(6.4)	3.2	(54.8)	(15.3)	(3.6)	5.2	8.7
Net (loss) income and comprehensive (loss) income	(33.9)	(15.3)	9.9	(594.3)	(68.2)	(19.7)	11.4	26.5
Accretion to redemption value of redeemable convertible preferred stock	(8.5)	(7.0)	(0.1)
Participation rights on if-converted basis	—	—	(0.2)	—	—	—	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(42.4)	$(22.3)	$9.6	$(594.3)	$(68.2)	$(19.7)	$11.4	$26.5

Basic (loss) earnings per share	$(0.59)	$(0.31)	$0.13	$(8.33)	$(0.96)	$(0.27)	$0.16	$0.37
Diluted (loss) earnings per share	$(0.59)	$(0.31)	$0.13	$(8.33)	$(0.96)	$(0.27)	$0.16	$0.36
Basic weighted average common shares outstanding	71,413	71,484	71,444	71,381	71,349	71,796	71,905	71,825
Diluted weighted average common shares outstanding	71,413	71,484	71,470	71,381	71,349	71,796	72,965	73,029

Dividend declared per common share	$—	$—	$—	$0.0750	$0.0750	$0.0750	$0.0750	$0.0725

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with “Item 6. Selected Financial and Operating Data” and our consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 15 of this Annual Report on Form 10-K/A. You should review “Item 1A. Risk Factors” section of this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in the following discussion and analysis.

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

The following information has been adjusted to reflect the restatement of our consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Annual Report and in Note 1, Description of Business and Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements of this Amended Annual Report.

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

Basis of Presentation

As described in Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A, we made certain changes in 2019 that changed the determination of our reportable segments. These changes were made to be consistent with the information provided our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

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

(2)

Goodwill impairments for the year ended December 31, 2020 represents non-cash impairments of $588.2 million and $15.2 million in connection with our March 31, 2020 and October 31, 2020 goodwill impairment testing, respectively.  Goodwill impairments for the year ended December 31, 2019 represents non-cash impairments of $9.3 million and $59.8 million in connection with our August 31, 2019 and October 31, 2019 goodwill impairment testing, respectively. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to our non-cash goodwill impairments.

(3)

Intangible asset impairments for the year ended December 31, 2020 included non-cash impairments of $13.2 million and $46.2 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our March 31, 2020 testing of intangibles.  In addition, non-cash impairments of $16.8 million and $0.6 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our October 31, 2020 testing of intangibles. Intangible asset impairments for the year ended December 31, 2019 included non-cash impairments of $8.7 million and $8.3 million for certain customer relationship intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to our non-cash intangible asset impairments.

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

Goodwill Impairments

As a result of the COVID-19 pandemic and the measures implemented to prevent its spread, during the first quarter of 2020, we determined that the COVID-19 outbreak would continue to have a material negative impact on our financial results even following the time when the outbreak is contained.  These factors, as well as uncertainty around when we would be able to resume normal operations, caused a significant and prolonged decline in our stock price, resulting in our market capitalization falling below the Company’s carrying value.  As a result, we determined that a triggering event occurred and performed a quantitative assessment of the Company’s fair value as of March 31, 2020.  In connection with this assessment management recorded a $588.2 million non-cash charge related to the impairment of goodwill.  In addition, as a result of our annual goodwill impairment assessment, management recorded an additional $15.2 million non-cash charge related to the impairment of goodwill as of October 31, 2020.

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

Goodwill Impairments

During 2020, we recorded $367.5 million non-cash goodwill impairment charges in connection with reporting units under the Commerce segment in relation to our interim and annual impairment assessments. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

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

Goodwill Impairments

During 2020, we recorded $205.7 million non-cash goodwill impairment charges in connection with reporting units under the Design and Technology segment in relation to our interim and annual impairment assessments. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

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

Goodwill Impairments

During 2020, we recorded $30.2 million in non-cash goodwill impairment charges in connection with reporting units under the All Other category in relation to our interim and annual impairment assessments. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

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

(2)

Goodwill impairments for the year ended December 31, 2019 represents non-cash impairments of $9.3 million and $59.8 million in connection with our August 31, 2019 and October 31, 2019 goodwill impairment testing, respectively. There were no goodwill impairments during the year ended December 31, 2018. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to our non-cash goodwill impairments.

(3)

Intangible asset impairments for the year ended December 31, 2019 included non-cash impairments of $8.7 million and $8.3 million for certain customer relationship intangible assets and certain trade names, respectively, in connection with our August 31, 2019 testing of intangibles. Intangible asset impairments for the year ended December 31, 2018 included non-cash impairments of $90.6 million for certain trade names and $13.7 million for certain customer relationship intangible assets. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to our non-cash intangible asset impairments.

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

The assumptions used to estimate our liquidity are subject to greater uncertainty because we have never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate with certainty (i) when we will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend our events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.   Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate with a high degree of certainty the ultimate impact on our business, financial condition or near or longer term financial or operational results. During the year ended December 31, 2020, we implemented several actions to preserve cash and strengthen our liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which we agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of Series A Redeemable Convertible Participating Preferred Stock (“redeemable convertible preferred stock”) for a purchase price of $5.60 per share (the “Series A Price per Share”), for which we received aggregate proceeds of $252.0 million, net of fees and expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, we announced a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of our common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share backstopped by Onex.  The rights offering commenced and expired in July. We issued 1,727,427 shares of redeemable convertible preferred stock and received net proceeds of $9.7 million from this rights offering;

•

In conjunction with the Backstop Sale, which closed in August 2020, Emerald issued and sold 22,660,587 shares of redeemable convertible preferred stock to Onex and received $121.3 million, net of fees and estimated expenses of $5.6 million.

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

Net cash used in investing activities for the year ended December 31, 2020 increased $20.6 million, or 123.4%, to $37.3 million from $16.7 million in the year ended December 31, 2019. The increase was due to increased cash used for business acquisitions during the year ended December 31, 2020 compared to the prior year.  In the year ended December 31, 2020, we completed two acquisitions for cash consideration of $33.3 million, while during the year ended December 31, 2019, we completed one acquisition in the prior year for aggregate cash consideration of $12.8 million.  Net cash used in investing activities for the year ended December 31, 2019 decreased $58.0 million, or 77.6%, to $16.7 million from $74.7 million in the year ended December 31, 2018. See Note 4, Business Acquisitions, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to the acquisitions. We have minimal capital expenditure requirements. Capital expenditures totaled $4.0 million, $3.9 million and $3.5 million in the years ended December 31, 2020, 2019 and 2018, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash provided by financing activities for the year ended December 31, 2020 was $360.1 million, comprised of $382.7 million of net proceeds for issuance of redeemable convertible preferred stock, partly offset by $10.0 million in repayments net of borrowings on our Amended and Restated Senior Revolving Credit Facility, $5.4 million in cash dividend payments, $0.9 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $0.8 million payment of deferred consideration related to a business acquisition.  Net cash used in financing activities for the year ended December 31, 2019 was $62.0 million, comprised of $46.0 million in repayments of borrowings on our Amended and Restated Senior Revolving Credit Facility, $21.3 million in quarterly cash dividend payments, $8.3 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $1.0 million payment of deferred consideration related to a business acquisition.  These were offset by net proceeds of $16.0 million borrowings on our Amended and Restated Senior Revolving Credit Facility and $4.3 million in proceeds from common stock issuances related to the exercise of employee equity awards. Net cash used in financing activities for the year ended December 31, 2018 was $19.6 million, comprised of a $25.7 million repayment of principal on our Amended and Restated Term Loan Facility, $21.0 million in quarterly cash dividend payments and $19.4 million in share repurchases associated with our publicly announced share repurchase program. These were offset by net proceeds of $40.0 million borrowings on our Amended and Restated Senior Revolving Credit Facilities and $6.5 million in proceeds from common stock issuances related to the exercise of employee equity awards.

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

Our accounting policies are more fully described in Note 1, Description of Business and Significant Accounting Policies, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A. Management has discussed the selection of these critical accounting policies and estimates with members of our board of directors.

We have certain accounting policies that require more significant management judgement and estimates than others.  These include our accounting policies with respect to revenue recognition, goodwill and indefinite-lived intangibles, definite-lived intangibles, share-based compensation and accounting for income taxes, which are more fully described below.

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

Segment information

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. We routinely evaluate whether our operating segments continue to reflect the way the CODM evaluates the business. The determination is based on: (1) how our CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. We consider our Chief Executive Officer to be our CODM. Due to the appointment of a new Chief Executive Officer and subsequent changes to the internal structure of Emerald’s operations and executive management responsibilities during the fourth quarter of 2019, we identified a change in operating and reportable segments.  The CODM evaluates performance based on the results of six executive brand portfolios, which represent six operating segments. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, four of these operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments. Three operating segments do not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in ASC 280, Segment Reporting, as of December 31, 2020 and as such are referred to as “All Other.” Refer to Note 18, Segment Information, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information regarding our reportable segments.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill is not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value of the reporting unit may have occurred. We test for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. Given a change in operating segments occurred in the fourth quarter of 2019, we determined there were multiple reporting units as of October 31, 2019. We perform our goodwill impairment test at the reporting unit level, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be expected to be received to sell the reporting unit in an orderly transaction between market participants at the measurement date. See Note 18, Segment Information, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to our reportable segments.

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

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2020, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from zero to 150%. Of the $404.3 million of goodwill, the carrying value equals the fair value for $62.7 million as of October 31, 2020. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a weighted average cost of capital (discount rate) ranging from 12.9% to 14.5%.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $404.3 million as of December 31, 2020.  The aggregate remaining goodwill carrying value of reporting units with impairment was $404.3 million as of December 31, 2020.

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

See Note 6, Intangible Assets and Goodwill, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to goodwill and indefinite-lived intangible assets.

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

See Note 6, Intangible Assets and Goodwill, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to impairments of long-lived assets.

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

See Note 12, Stock-Based Compensation, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for additional information with respect to stock-based compensation.

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. We recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 15, Income Taxes, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	77

Consolidated Balance Sheets as of December 31, 2020 (As Restated) and 2019	78

Consolidated Statements of Loss and Comprehensive Loss for the Years Ended December 31, 2020 (As Restated), 2019 and 2018	79

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020 (As Restated), 2019 and 2018	80

Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	81

Notes to Consolidated Financial Statements	82

Schedule I – Condensed Financial Information of Registrant for the Years Ended December 31, 2020 (As Restated), 2019 and 2018	133

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019 and 2018	136

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Emerald Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emerald Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of loss and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 1 to the consolidated financial statements, the Company has restated its 2020 financial statements to correct errors.

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

/s/ PricewaterhouseCoopers LLP

Irvine, California

February 23, 2021, except for the effects of the restatement discussed in Note 1 to the consolidated financial statements and Note 1 to financial statement Schedule I, as to which the date is November 5, 2021

We have served as the Company's auditor since 2015.

Emerald Holding, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

(dollars in millions, share data in thousands, except par value)	2020 (As Restated)	2019
Assets
Current assets
Cash and cash equivalents	$295.3	$9.6
Trade and other receivables, net of allowances of $1.1 million and $0.7 million, as of December 31, 2020 and 2019, respectively	30.7	60.1
Insurance receivables	17.8	—
Prepaid expenses	8.5	24.0
Total current assets	352.3	93.7
Noncurrent assets
Property and equipment, net	3.9	4.2
Intangible assets, net	275.0	373.8
Goodwill	404.3	980.3
Right-of-use lease assets	16.0	18.3
Other noncurrent assets	2.9	1.4
Total assets	$1,054.4	$1,471.7
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$31.1	$22.2
Cancelled event liabilities	25.9	—
Deferred revenues	48.6	187.3
Revolving credit facility	—	10.0
Right-of-use lease liabilities, current portion	4.3	4.1
Term loan, current portion	5.7	5.7
Total current liabilities	115.6	229.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	515.3	519.7
Deferred tax liabilities, net	1.9	60.0
Right-of-use lease liabilities, noncurrent portion	13.4	15.7
Other noncurrent liabilities	13.7	6.8
Total liabilities	659.9	831.5
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 80,000; 71,445 and zero shares issued and outstanding; aggregate liquidation preference $414.4 and zero at December 31, 2020 and 2019, respectively	398.3	—
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 800,000; 72,195 and 71,352 shares issued and outstanding at December 31, 2020 and 2019, respectively	0.7	0.7
Additional paid-in capital	690.7	701.1
Accumulated deficit	(695.2)	(61.6)
Total stockholders’ equity (deficit)	(3.8)	640.2
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,054.4	$1,471.7

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Loss and Comprehensive Loss

Years Ended December 31, 2020, 2019 and 2018

(dollars in millions, share data in thousands except earnings per share)	2020 (As Restated)	2019	2018
Revenues	$127.4	$360.9	$380.7
Other income	107.0	6.1	—
Cost of revenues	57.6	120.2	112.1
Selling, general and administrative expense	118.6	133.4	121.8
Depreciation and amortization expense	48.6	52.0	46.8
Goodwill impairments	603.4	69.1	—
Intangible asset impairments	76.8	17.0	104.3
Operating loss	(670.6)	(24.7)	(4.3)
Interest expense	20.6	30.3	29.1
Loss before income taxes	(691.2)	(55.0)	(33.4)
Benefit from income taxes	(57.6)	(5.0)	(8.3)
Net loss and comprehensive loss	(633.6)	(50.0)	(25.1)
Accretion to redemption value of redeemable convertible preferred stock	(15.6)	—	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(649.2)	$(50.0)	$(25.1)

Basic loss per share	$(9.09)	$(0.70)	$(0.34)
Diluted loss per share	$(9.09)	$(0.70)	$(0.34)
Basic weighted average common shares outstanding	71,431	71,719	72,887
Diluted weighted average common shares outstanding	71,431	71,719	72,887

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2020, 2019 and 2018

			Total Emerald Holding, Inc Stockholder's Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balances at December 31, 2017	—	$—	72,604	$0.7	$677.1	$83.4	$761.2
Stock-based compensation	—	—	13	—	6.1	—	6.1
Dividends on common stock	—	—	—	—	—	(21.0)	(21.0)
Issuance of common stock under equity plans	—	—	601	—	6.5	—	6.5
Repurchase of common stock	—	—	(1,627)	—	—	(19.4)	(19.4)
Net loss and comprehensive loss	—	—	—	—	—	(25.1)	(25.1)
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	77	—	7.2	—	7.2
Dividends on common stock	—	—	—	—	—	(21.3)	(21.3)
Issuance of common stock under equity plans	—	—	537	—	4.3	—	4.3
Repurchase of common stock	—	—	(853)	—	(0.1)	(8.2)	(8.3)
Net loss and comprehensive loss	—	—	—	—	—	(50.0)	(50.0)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	207	—	6.9	—	6.9
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	46	—	0.2	—	0.2
Issuance of common stock for acquisition	—	—	806	—	4.4	—	4.4
Issuance of redeemable convertible preferred stock, net of offering costs	71,446	382.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	15.6	—	—	(15.6)	—	(15.6)
Redeemable convertible preferred stock conversion	(1)	—	2	—	—	—	—
Repurchase of common stock	—	—	(218)	—	(0.9)	—	(0.9)
Net loss and comprehensive loss	—	—	—	—	—	(633.6)	(633.6)
Balances at December 31, 2020 (As Restated)	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

(in millions)	2020	2019	2018
Operating activities
Net loss	$(633.6)	$(50.0)	$(25.1)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	6.7	7.7	6.1
Provision for credit losses	0.7	—	—
Provision for doubtful accounts	—	0.6	0.5
Depreciation and amortization	48.6	52.0	46.8
Goodwill impairments	603.4	69.1	—
Intangible asset impairments	76.8	17.0	104
Non-cash operating lease expense	3.3	3.2	—
Amortization of deferred financing fees and debt discount	1.5	1.4	1.7
Unrealized gain on interest rate swap and floor	—	—	(0.8)
Deferred income taxes	(58.1)	(15.4)	(24.8)
Remeasurement of contingent consideration	1.5	—	0.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	30.6	3.4	1.0
Insurance receivables	(17.8)	—	—
Prepaid expenses	15.6	(4.2)	3.7
Other noncurrent assets	(1.8)	0.1	—
Accounts payable and other current liabilities	5.7	(7.1)	4.4
Cancelled event liabilities	25.9	—	—
Deferred revenues	(140.0)	(6.4)	(12.3)
Operating lease liabilities	(3.2)	(3.2)	—
Other noncurrent liabilities	(2.9)	(0.4)	(2.1)
Net cash (used in) provided by operating activities	(37.1)	67.8	103.9
Investing activities
Acquisition of businesses, net of cash acquired	(33.3)	(12.8)	(71.2)
Purchases of property and equipment	(0.9)	(1.6)	(0.8)
Purchases of intangible assets	(3.1)	(2.3)	(2.7)
Net cash used in investing activities	(37.3)	(16.7)	(74.7)
Financing activities
Payment of deferred consideration for acquisition of businesses	(0.8)	(1.0)	—
Proceeds from borrowings on revolving credit facility	95.0	16.0	50.0
Repayment of revolving credit facility	(105.0)	(46.0)	(10.0)
Repayment of principal on term loan	(5.7)	(5.7)	(25.7)
Cash dividends paid	(5.4)	(21.3)	(21.0)
Repurchase of common stock	(0.9)	(8.3)	(19.4)
Proceeds from issuance of redeemable convertible preferred stock	400.1	—	—
Payment of redeemable convertible preferred stock offering costs	(17.4)	—	—
Proceeds from issuance of common stock under equity plans	0.2	4.3	6.5
Net cash provided by (used in) financing activities	360.1	(62.0)	(19.6)
Net increase (decrease) in cash and cash equivalents	285.7	(10.9)	9.6
Cash and cash equivalents
Beginning of year	9.6	20.5	10.9
End of year	$295.3	$9.6	$20.5
Supplemental disclosures of cash flow information
Cash paid for income taxes	$1.1	$11.9	$14.8
Cash paid for interest	$18.5	$28.8	$28.5

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2020 acquisitions	$10.4	$—	$—
Deferred payment related to 2020 acquisitions	$2.0	$—	$—
Contingent consideration related to 2019 acquisition	$2.9	$4.3	$—
Fair value of common stock issued related to 2020 acquisition	$4.4	$—	$—

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

Restatement of Consolidated Financial Statements

Subsequent to the original issuance of the Company’s consolidated financial statements as of and for the year ended December 31, 2020, the Company identified a material error in its accounting for its 7% Series A Redeemable Convertible Participating Preferred Stock (“redeemable convertible preferred stock”), as further described below. As a result, the Company has restated the accompanying 2020 consolidated financial statements to correct for such errors.

As a result of the Company’s reassessment of the accounting for its redeemable convertible preferred stock, it was determined that, pursuant to the terms of the Certificate of Designations relating to the redeemable convertible preferred stock, owners of the redeemable convertible preferred stock have the right to sell, and if such right is exercised, the Company has the obligation to redeem, the redeemable convertible preferred stock in certain circumstances that are not solely in the control of the Company.  Because the events that may trigger redemption of the redeemable convertible preferred stock are not solely within the Company’s control, the Company has concluded that the amount allocated to the redeemable convertible preferred stock should be presented as temporary equity in the Company’s consolidated balance sheet rather than as permanent equity. As a result of incorrectly accounting for the redeemable convertible preferred stock as permanent equity, the Company did not accrete the carrying amount of the redeemable convertible preferred stock to the redemption value when the redeemable convertible preferred stock was probable of becoming redeemable, resulting in an understatement of the accretion of the carrying value of the redeemable convertible preferred stock by $15.6 million and a corresponding overstatement of additional paid-in capital. This error resulted in additional-paid-in-capital and stockholders’ equity being overstated and temporary equity being understated starting with the original issuance date of the redeemable convertible preferred stock in June 2020. In addition, the Company accounted for the redeemable convertible preferred stock as stockholders’ equity and calculated the income attributable to the redeemable convertible preferred stock based solely on adjustments for cumulative undeclared dividends and other participation rights in accordance with accounting principles generally accepted in the United States (“GAAP”) for preferred stock classified as stockholders’ equity.  The error resulted in an understatement of the net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders of $1.5 million for the year ended December 31, 2020 due to the excess of the $15.6 million amount of accretion of the redeemable convertible preferred stock to its redemption value over the $14.1 million in cumulative undeclared dividends accumulated on the redeemable convertible preferred stock during the period.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2020.  (dollars in millions, share data in thousands, except earnings per share and share par value):

	December 31, 2020
	As Originally Reported	Adjustments	As Restated
Consolidated Balance Sheet
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 80,000; 71,445 and zero shares issued and outstanding: aggregate liquidation preference $414.4 million and zero at December 31, 2020 and 2019, respectively	—	398.3	398.3
Stockholders’ equity (deficit)
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 80,000; 71,445 and zero shares issued and outstanding: aggregate liquidation preference $414.4 million and zero at December 31, 2020 and 2019, respectively	0.7	(0.7)	—
Additional paid-in capital	1,088.3	(397.6)	690.7
Total stockholders’ equity (deficit)	394.5	(398.3)	(3.8)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,054.4	$—	$1,054.4

	December 31, 2020
	As Originally Reported	Adjustments (a)	As Restated
Consolidated Statements of Loss and Comprehensive Loss
Accretion to redemption value of redeemable convertible preferred stock (a)	(14.1)	(1.5)	(15.6)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(647.7)	$(1.5)	$(649.2)

Basic loss per share	$(9.07)	$(0.02)	$(9.09)
Diluted loss per share	$(9.07)	$(0.02)	$(9.09)

(a)

Under applicable accounting guidance, the redeemable convertible preferred stock was deemed to be probable of becoming redeemable, and as such, is required to be accreted to its redemption value to the date the shares become redeemable. As a result, the net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders was required to be increased by $1.5 million in excess of that which was originally reported.

			Total Emerald Holding, Inc. Stockholder's Equity (Deficit)
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019			—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation			—	—	207	—	6.9	—	6.9
Dividends on common stock			—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans			—	—	46	—	0.2	—	0.2
Issuance of common stock for acquisition			—	—	806	—	4.4	—	4.4
Issuance of redeemable convertible preferred stock, net of offering costs			71,446	0.7	—	—	382.0	—	382.7
Redeemable convertible preferred stock conversion			(1)	—	2	—	—	—	—
Repurchase of common stock			—	—	(218)	—	(0.9)	—	(0.9)
Net loss and comprehensive loss			—	—	—	—	—	(633.6)	(633.6)
Balances at December 31, 2020			71,445	$0.7	72,195	$0.7	$1,088.3	$(695.2)	$394.5

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Issuance of redeemable convertible preferred stock, net of offering costs	71,446	382.7	(71,446)	(0.7)	—	—	(382.0)	—	(382.7)
Accretion to redemption value of redeemable convertible preferred stock	—	15.6	—	—	—	—	(15.6)	—	(15.6)
Redeemable convertible preferred stock conversion	(1)	—	1	—	—	—	—	—	—
Balances at December 31, 2020	71,445	$398.3	(71,445)	$(0.7)	—	$—	$(397.6)	$—	$(398.3)

			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit ) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	207	—	6.9	—	6.9
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	46	—	0.2	—	0.2
Issuance of common stock for acquisition	—	—	806	—	4.4	—	4.4
Issuance of redeemable convertible preferred stock, net of offering costs	71,446	382.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	15.6	—	—	(15.6)	—	(15.6)
Redeemable convertible preferred stock conversion	(1)	—	2	—	—	—	—
Repurchase of common stock	—	—	(218)	—	(0.9)	—	(0.9)
Net loss and comprehensive loss	—	—	—	—	—	(633.6)	(633.6)
Balances at December 31, 2020 (As Restated)	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)

The applicable Notes to the Company’s consolidated financial statements have been updated to reflect the restatement. A summary of the accounting impact of these adjustments to the Company’s condensed consolidated financial information as of and for the related interim periods is provided in Note 20, Unaudited Quarterly Financial Data.

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

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  During the year ended December 31, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of 7% Series A Redeemable Convertible Participating Preferred Stock (the “redeemable convertible preferred stock”) for a purchase price of $5.60 per share (the “Series A Price per Share”), for which the Company received aggregate proceeds of $252.0 million, net of fees and expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, the Company announced a rights offering (the “Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per Share, with any rights not subscribed for by common stockholders backstopped by Onex.  The Rights Offering commenced and expired in July. The Company issued 1,727,427 shares of redeemable convertible preferred stock and received proceeds of $9.7 million from this Rights Offering;

•

In conjunction with the Rights Offering, Onex agreed to purchase from the Company all shares of redeemable convertible preferred stock not subscribed for in the Rights Offering by other common stockholders (the “Onex Backstop”).  The Onex Backstop closed in August 2020, and the Company issued 22,660,587 shares of redeemable convertible preferred stock to Onex and received $121.3 million, net of fees and expenses of $5.6 million.

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

The Company’s contingent consideration liabilities related to the 2020 Acquisitions and 2019 Acquisition are classified as Level 3 liabilities, which are measured at fair value based on significant unobservable inputs and re-measured to an updated fair value at each reporting period. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

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

Redeemable Convertible Preferred Stock

The Company records all shares of its redeemable convertible preferred stock at their respective fair values less issuance costs on the dates of issuance. The Company has classified its redeemable convertible preferred stock as temporary equity on the consolidated balance sheet due to redemption rights that are deemed outside of the Company’s control. As discussed in Note 11, Stockholder’s Equity (Deficit) and Redeemable Convertible Preferred Stock, the redeemable convertible preferred stock was deemed to be probable of becoming redeemable as of December 31, 2020, for accounting purposes, and therefore the carrying value of the redeemable convertible preferred stock is required to be remeasured to its redemption value. The Company has adopted an accounting policy to accrete changes in the redemption value of the redeemable convertible preferred stock from the date of issuance to the date the redemption features first become exercisable using the effective interest method. Accretion to redemption value is recorded as a deemed dividend to the redeemable convertible preferred stock, with a corresponding charge to additional paid in capital in the absence of retained earnings.

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

Impairment of Goodwill

2020 Impairments

During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of July as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of all the Company’s reporting units exceeded their fair values. Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the first quarter of 2020. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a weighted average cost of capital (discount rate) ranging from 12.9% to 14.5%.

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

Note 11. Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock

Common Stock Issuances

On May 3, 2017, the Company completed the initial public offering of its common stock and the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”. The Company sold a total of 10,333,333 shares of common stock.

Redeemable Convertible Preferred Stock

On June 10, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of redeemable convertible preferred stock for a purchase price of $5.60 per share and (ii) effect a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share. Onex agreed to purchase (the “Onex Backstop”) any and all redeemable convertible preferred stock not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share.  On June 29, 2020 (the “First Closing Date”), Emerald received proceeds of $252.0 million, net of fees and expenses of $11.6 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement.  Emerald used $50.0 million of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period started and ended on July 7, 2020 and July 22, 2020, respectively. On July 24, 2020, the Company issued a further 1,727,427 shares of redeemable convertible preferred stock pursuant to the Rights Offering and received proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of redeemable convertible preferred stock were sold to Onex in exchange for approximately $121.3 million, net of fees and estimated expenses of $5.6 million. The rights of the redeemable convertible preferred stock are summarized below.

Liquidation Preference

Upon liquidation or dissolution of the Company, the holders of redeemable convertible preferred stock are entitled to receive the greater of (a) the accreted liquidation preference, and (b) the amount the holders of redeemable convertible preferred stock would have received if they had converted their redeemable convertible preferred stock into common stock immediately prior to such liquidation or dissolution.

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.  During the year ended December 31, 2020, the redeemable convertible preferred stock accumulated $14.1 million worth of dividends, bringing the aggregate accreted liquidation preference to $414.4 million as of December 31, 2020. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

Conversion Features

Shares of the redeemable convertible preferred stock may be converted at the option of the holder into a number of shares of common stock equal to (a) the amount of the accreted liquidation preference, divided by (b) the applicable conversion price. Each share of redeemable convertible preferred stock has an initial liquidation preference of $5.60 and will initially be convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share. The conversion price is subject to customary anti-dilution adjustments upon the occurrence of certain events, including downward adjustment in the event the Company issues securities, subject to exceptions, at a price that is lower than the fair market value of such securities.

If, at any time following the third anniversary of the First Closing Date the closing price per share of the Company’s common stock exceeds 175% of the then-applicable conversion price for at least 20 consecutive trading days, the Company may, at its option, and subject to certain liquidity conditions, cause any or all of the then outstanding shares of redeemable convertible preferred stock to be converted automatically into common stock at the then applicable conversion price.

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary thereof, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary thereof, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary thereof, the accreted liquidation preference.  In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable.  For the fiscal year ending December 31, 2020, the Company recorded $15.6 million in deemed dividends, representing the accretion of the redeemable convertible preferred stock to the redemption value.

Voting Rights

Certain matters will require the approval of holders of a majority of the redeemable convertible preferred stock, including (i) amendments to the Company’s organizational documents in a manner adverse to the redeemable convertible preferred stock, (ii) the creation or issuance of senior or parity equity securities or (iii) the issuance of any convertible indebtedness, other class of redeemable convertible preferred stock or other equity securities in each case with rights to payments or distributions in which the redeemable convertible preferred stock would not participate on a pro-rata, as-converted basis.

In addition, for so long as the redeemable convertible preferred stock represents more than 30% of the outstanding common stock on an as-converted basis, without the approval of a majority of the directors elected by the holders of the redeemable convertible preferred stock, the Company may not (i) incur new indebtedness to the extent certain financial metrics are not satisfied, (ii) redeem or repurchase any equity securities junior to the redeemable convertible preferred stock, (iii) enter into any agreement for the acquisition or disposition of assets or businesses involving a purchase price in excess of $100 million, (iv) hire or terminate the chief executive officer of the Company or (v) make a voluntary filing for bankruptcy or commence a dissolution of the Company.

For so long as the redeemable convertible preferred stock represents a minimum percentage of the outstanding shares of common stock on an as-converted basis as set forth in the Certificate of Designations relating to the redeemable convertible preferred stock, the holders of the redeemable convertible preferred stock shall have the right to appoint up to five members of the Company’s Board of Directors (the “Board”).

All decisions of the Company’s Board with respect to the exercise or waiver of the Company’s rights relating to the redeemable convertible preferred stock shall be determined by a majority of the Company’s directors that are not employees of the Company or affiliated with Onex (“Unaffiliated Directors”), or a committee of Unaffiliated Directors.

As part of the transactions contemplated by the Investment Agreement, the Company and Onex entered into a Registration Rights Agreement whereby Onex is entitled to certain demand and piggyback registration rights in respect of the redeemable convertible preferred stock and the shares of common stock issuable upon conversion thereof.

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

There were 2,965,108 stock options vested and exercisable at December 31, 2020. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 based on weighted average grant date fair value was $3.0 million, $2.7 million, and $3.6 million, respectively. There was a total of $1.1 million unrecognized stock-based compensation expense at December 31, 2020 related to unvested stock options expected to be recognized over a weighted-average period of 0.8 years.

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

Note 13. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2020, 2019 and 2018, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,444,932 redeemable convertible preferred stock shares outstanding which were convertible into 117,720,360 shares of common stock at December 31, 2020. These potentially dilutive shares were anti-dilutive for the year ended December 31, 2020 and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2020 (As Restated)	2019	2018
Net loss and comprehensive loss attributable to Emerald Holding, Inc.	$(633.6)	$(50.0)	$(25.1)
Accretion to redemption value of redeemable convertible preferred stock	(15.6)	—	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(649.2)	$(50.0)	$(25.1)
Weighted average common shares outstanding	71,431	71,719	72,887
Basic loss per share	$(9.09)	$(0.70)	$(0.34)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(649.2)	$(50.0)	$(25.1)
Diluted effect of stock options	—	—	—
Diluted weighted average common shares outstanding	71,431	71,719	72,887
Diluted (loss) earnings per share	$(9.09)	$(0.70)	$(0.34)
Anti-dilutive shares excluded from diluted earnings per share calculation	5,196	4,996	1,609

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

Events Subsequent to Original Issuance of Consolidated Financial Statements (Unaudited)

In connection with the reissuance of the consolidated financial statements, the Company has evaluated subsequent events through November 5, 2021, the date the consolidated financial statements were available to be reissued.

Sue Bryce Education and The Portrait Masters Acquisition

On April 1, 2021, the Company acquired certain assets and liabilities of Sue Bryce Education and The Portrait Masters for purchase price consideration of approximately $6.9 million plus future contingent payments based on achievement of certain financial performance metrics. The Company funded this transaction with cash on hand.

Note 20. Unaudited Quarterly Financial Data

As discussed in Note 1, Description of Business and Summary of Significant Accounting Policies, the Company identified a material error in the accounting for its redeemable convertible preferred stock commencing in the quarter ended June 30, 2020, which has resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2020, as well as the quarterly condensed consolidated financial information for the 2020 interim periods commencing June 30, 2020 included below. In connection with such restatements, the Company is also revising its quarterly condensed consolidated financial information as of and for the quarter ended March 31, 2020 to correct for a previously identified Q1 2020 error in goodwill impairment that management had previously concluded was not material to the previously issued condensed consolidated financial statements and had therefore been initially corrected for as an out of period adjustment in Q4 2020.The following tables represent the restated and revised condensed consolidated financial information, and the reconciliations of the as originally reported amounts to the restated and revised amounts. Certain line items within the previously reported condensed consolidated financial information have been excluded as they were not impacted.  Neither the restatement or the revision had a net impact to cash flows provided by (used in) operating, investing or financing activities in the condensed consolidated Statements of Cash Flows for any of the impacted periods.

The amounts originally reported were derived from the Company’s Quarterly Reports on Form 10-Q for the interim periods ended March 31, 2020, June 30, 2020 and September 30, 2020 as well as the Original Form 10-K filed with the SEC on February 23, 2021. The restatement for the three and six months ended June 30, 2020, will be effected through the filing of the amended condensed consolidated financial statements for the second quarter 2021  Quarterly Report on Form 10-Q/A and the restatement for the three and nine months ended September 30, 2020, will be effected through the filing of the condensed consolidated financial statements for the third quarter 2021 in the Company’s Quarterly Report on Form 10-Q.

During the three months ended June 30, 2020 and September 30, 2020, there is no difference in the amounts previously reported as net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders in the condensed consolidated statement of loss and comprehensive loss as the cumulative undeclared dividends used in the original calculation equals the amount of accretion of the redeemable convertible preferred stock to its redemption value in the updated calculation.

	Quarter Ended
	Dec. 31, 2020 (As Restated)	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020 (As Revised)	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
Condensed consolidated statement of (loss) income and comprehensive (loss) income	(unaudited) (dollars in millions, share data in thousands except earnings per share)
Goodwill impairments	15.2	—	—	588.2	59.8	9.3	—	—
Operating (loss) income	(29.4)	(17.5)	18.7	(642.4)	(76.5)	(15.8)	24.4	43.2
(Loss) income before income taxes	(33.5)	(21.7)	13.1	(649.1)	(83.5)	(23.3)	16.6	35.2
Net (loss) income and comprehensive (loss) income	(33.9)	(15.3)	9.9	(594.3)	(68.2)	(19.7)	11.4	26.5
Accretion to redemption value of redeemable convertible preferred stock	(8.5)	(7.0)	(0.1)
Participation rights on if-converted basis			(0.2)	—	—	—	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(42.4)	$(22.3)	$9.6	$(594.3)	$(68.2)	$(19.7)	$11.4	$26.5

Basic (loss) earnings per share	$(0.59)	$(0.31)	$0.13	$(8.33)	$(0.96)	$(0.27)	$0.16	$0.37
Diluted (loss) earnings per share	$(0.59)	$(0.31)	$0.13	$(8.33)	$(0.96)	$(0.27)	$0.16	$0.36
Basic weighted average common shares outstanding	71,413	71,484	71,444	71,381	71,349	71,796	71,905	71,825
Diluted weighted average common shares outstanding	71,413	71,484	71,470	71,381	71,349	71,796	72,965	73,029

Condensed Consolidated Balance Sheets	Dec. 31, 2020 (As Restated)	Sept. 30, 2020 (As Restated)	Jun. 30, 2020 (As Restated)	Mar. 31, 2020 (As Revised)	Dec. 31, 2019	Sept. 30, 2019	Jun. 30, 2019	Mar. 31, 2019
(dollars in millions, share data in thousands, except par value)	(unaudited)
Goodwill	404.3	392.1	392.1	392.1	980.3	1,027.2	1,036.5	1,036.5
Total assets	$1,054.4	$1,083.1	$1,019.3	$836.9	$1,471.7	$1,534.3	$1,571.4	$1,598.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred stock, $0.01 par value	398.3	389.8	252.1	—	—	—	—	—
Stockholders’ equity (deficit)
Additional paid-in capital	690.7	693.8	698.9	697.9	701.1	698.4	696.7	693.1
(Accumulated deficit) Retained Earnings	(695.2)	(661.4)	(646.1)	(656.0)	(61.6)	15.8	44.6	39.1
Total stockholders' equity (deficit)	(3.8)	33.1	53.5	42.6	640.2	714.9	742.0	732.9
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,054.4	$1,083.1	$1,019.3	$836.9	$1,471.7	$1,534.3	$1,571.4	$1,598.9

Condensed Consolidated Balance Sheet	September 30, 2020
	As Originally Reported	Adjustments	As Restated
(dollars in millions, share data in thousands, except par value)	(unaudited)
Goodwill	416.3	(24.2)	392.1
Total assets	$1,107.3	$(24.2)	$1,083.1
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; 80,000 authorized shares; 71,446 shares issued and outstanding; aggregate liquidation preference $407.3 million	—	389.8	389.8
Stockholders’ equity
Preferred stock, $0.01 par value	0.7	(0.7)	—
Additional paid-in capital	1,082.9	(389.1)	693.8
Accumulated deficit	(637.2)	(24.2)	(661.4)
Total stockholders’ equity	447.1	(413.3)	33.1
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,107.3	$(24.2)	$1,083.1

Condensed Consolidated Balance Sheet	June 30, 2020
	As Originally Reported	Adjustments	As Restated
(dollars in millions, share data in thousands, except par value)	(unaudited)
Assets
Goodwill	416.3	(24.2)	392.1
Total assets	$1,043.5	$(24.2)	$1,019.3
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; 80,000 authorized shares; 47,058 shares issued and outstanding; aggregate liquidation preference $236.6 million		252.1	252.1
Stockholders’ equity
Preferred stock, $0.01 par value	0.5	(0.5)	—
Additional paid-in capital	950.5	(251.6)	698.9
Accumulated deficit	(621.9)	(24.2)	(646.1)
Total stockholders’ equity	329.8	(276.3)	53.5
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$1,043.5	$(24.2)	$1,019.3

Condensed Consolidated Balance Sheet	March 31, 2020
	As Originally Reported	Adjustments	As Revised
(dollars in millions, share data in thousands, except par value)	(unaudited)
Goodwill	416.3	(24.2)	392.1
Total assets	$861.1	$(24.2)	$836.9
Liabilities and Stockholders’ Equity
Stockholders’ equity
Accumulated deficit	(631.8)	(24.2)	(656.0)
Total stockholders’ equity	66.8	(24.2)	42.6
Total liabilities and stockholders’ equity	$861.1	$(24.2)	$836.9

Condensed consolidated statement of loss and comprehensive loss	Three Months Ended March 31, 2020
	As Originally Reported	Adjustments	As Revised
(dollars in millions, share data in thousands except earnings per share)	(unaudited)
Goodwill impairments	564.0	24.2	588.2
Operating loss	(618.2)	(24.2)	(642.4)
Loss before income taxes	(624.9)	(24.2)	(649.1)
Net loss and comprehensive loss	(570.1)	(24.2)	(594.3)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common	$(570.1)	$(24.2)	$(594.3)

Basic loss per share	$(7.99)	$(0.34)	$(8.33)
Diluted loss per share	$(7.99)	$(0.34)	$(8.33)
Basic weighted average common shares outstanding	71,381	71,381	71,381
Diluted weighted average common shares outstanding	71,381	71,381	71,381

Condensed consolidated statement of loss and comprehensive loss	Three Months Ended December 31, 2020
	As Originally Reported	Adjustments	As Restated
(dollars in millions, share data in thousands except earnings per share)	(unaudited)
Goodwill impairments	39.4	(24.2)	15.2
Operating loss	(53.6)	24.2	(29.4)
Loss before income taxes	(57.7)	24.2	(33.5)
Net loss and comprehensive loss	(58.1)	24.2	(33.9)
Accretion to redemption value of redeemable convertible preferred stock	(7.0)	(1.5)	(8.5)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common	$(65.1)	$22.7	$(42.4)

Basic loss per share	$(0.91)	$0.32	$(0.59)
Diluted loss per share	$(0.91)	$0.32	$(0.59)
Basic weighted average common shares outstanding	71,413	71,413	71,413
Diluted weighted average common shares outstanding	71,413	71,413	71,413

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2020 and 2019

(dollars in millions, share data in thousands except par value)	2020 (As Restated)	2019
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	394.5	640.2
Total assets	$394.5	$640.2
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 80,000; 71,445 and zero shares issued and outstanding; aggregate liquidation preference $414.4 and zero at December 31, 2020 and 2019, respectively	398.3	—
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at December 31, 2020 and 2019: 800,000; 72,195 and 71,352 issued and outstanding shares at December 31, 2020 and 2019, respectively	0.7	0.7
Additional paid-in capital	690.7	701.1
Accumulated deficit	(695.2)	(61.6)
Total stockholders’ equity (deficit)	$(3.8)	$640.2
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$394.5	$640.2

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of Loss and Comprehensive Loss

December 31, 2020, 2019 and 2018

(dollars in millions)	2020 (As Restated)	2019	2018
Revenues	$—	$—	$—
Other income	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairments
Intangible asset impairments	—	—	—
Operating (loss) income	—	—	—
Interest expense	—	—	—
Income (loss) before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net loss and comprehensive loss of subsidiaries	—	—	—
Equity in net losses and comprehensive losses of subsidiaries	(633.6)	(50.0)	(25.1)
Net loss and comprehensive loss	$(633.6)	$(50.0)	$(25.1)

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2020, 2019 and 2018

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Holding, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements, including Note 1, Description of Business and Summary of Significant Accounting Policies, which describes the restatement reflected within the Company’s consolidated financial statements that is also reflected in these parent company only condensed financial statements. A condensed statement of cash flows was not presented because Emerald Holding, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2020, 2019 and 2018.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. At the time of the Original Form 10-K, the Company’s Chief Executive Officer and the Chief Financial Officer had concluded that as of December 31, 2020 the disclosure controls and procedures were effective at the reasonable assurance level. However, management has subsequently determined the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments that existed as of December 31, 2020.

Restated Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020, as well as the quarterly condensed consolidated financial information for the 2020 interim periods ended June 30, September 30, and December 31, 2020, related to temporary equity, permanent equity, additional paid in capital, accretion to redemption value of redeemable convertible preferred stock, net loss and comprehensive loss attributable to common shareholders, loss per share and the related disclosures. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

On February 23, 2021, the Company filed the Original Form 10-K. At that time, its management, including the Chief Executive Officer and the Chief Financial Officer, had performed an evaluation and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020. Subsequent to that evaluation, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2020 due to the material weakness in its internal control over financial reporting described above. Accordingly, the Company’s management has restated its report on internal control over financial reporting.

This Annual Report on Form 10-K/A does not include, and we are not required to include, an attestation report of our independent registered public accounting firm on the effectiveness of our internal control over financial reporting pursuant to Section 404 for as long as we remain an “emerging growth company” as defined in the JOBS Act.

Remediation Plan for the Material Weakness

In order to remediate the material weakness, the Company’s management plans to enhance the design of its control activities related to the evaluation of the impact of the terms and conditions on the accounting and reporting for preferred stock issuances. The material weakness cannot be considered remediated until the newly designed controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K/A:

(a)(1) and (a)(2)

The financial statements set forth in the Index to Consolidated Financial Statements and the Consolidated Financial Statement Schedules are filed as part of this Annual Report on Form 10-K/A included in Item 8.

(a)(3) and (b)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K/A and either filed herewith or incorporated by reference herein, as applicable.

Item 16. Form 10-K/A Summary.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD HOLDING, INC.

Date: November 5, 2021	By:	/s/ David Doft
David Doft
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)