Form 10-Q/A
period 2021-03-31
Emerald Holding, Inc.
filed 2021-11-08
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Emerald Holding, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2021 (this “Amendment No. 1”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 30, 2021 (the “Original Form 10-Q”) to amend and restate the Company’s March 31, 2021 Quarterly Report on Form 10-Q, as further described below.

As previously disclosed, we restated our audited consolidated financial statements as of and for the year ended December 31, 2020, which restatement was effective with the filing of our Amended Annual Report on Form 10-K as filed on November 5, 2021. As disclosed in our Amended Annual Report, we are also restating our Q1 2021 and Q2 2021 Quarterly Reports on Form 10-Q/A to correct for the impact of such restatement on our unaudited quarterly condensed financial statements as further described below.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the Q1 2021 restatement and Q1 2020 revision as described below. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q

The Company is filing this Amendment No. 1 on Form 10-Q/A to reflect a restatement of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2021 to correct errors in the Company’s accounting for its 7% Series A Convertible Participating Preferred Stock (“redeemable convertible preferred stock”), which was initially issued in June 2020. Subsequent to the issuance of the Original Form 10-Q, the Company determined that its accounting for its redeemable convertible preferred stock as a component of stockholders’ equity, as reported in its condensed consolidated financial statements presented in the Original Form 10-Q, instead of reflecting such redeemable convertible preferred stock as temporary equity, resulted in an error based on the application of accounting principles generally accepted in the United States (“GAAP”).  This error resulted in additional-paid-in-capital and stockholders’ equity being overstated and temporary equity being understated as of and for the quarter ended March 31, 2021.  During this interim period, the Company accounted for the redeemable convertible preferred stock as stockholders’ equity and reduced the income attributable to the common stockholders by the amount of the cumulative, undeclared dividends associated with the redeemable convertible preferred stock in accordance with GAAP for preferred stock classified as stockholders’ equity. As a result of incorrectly accounting for the redeemable convertible preferred stock as stockholders’ equity, the Company also did not accrete the carrying amount of the redeemable convertible preferred stock to the redemption value when the redeemable convertible preferred stock first becomes redeemable, which resulted in an understatement of accretion and an overstatement (understatement) of net income (loss) attributable to common shareholders.

This Amendment No. 1 on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

In connection with the Q1 2021 restatement and the filing of this Form 10-Q/A, the Company has also revised the Q1 2020 condensed consolidated financial statements to correct for an error that the Company had previously determined was not material to the originally issued quarterly condensed consolidated financial statements.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements”,

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,

Part I, Item 4, “Controls and Procedures”, and

Part II, Item 1A, “Risk Factors.”

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed consolidated financial statements.

As a result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of March 31, 2021 and that its disclosure controls and procedures were not effective as of March 31, 2021. See additional discussion included in Part II Item 1A of this amended quarterly report.

i

EMERALD HOLDING, INC.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect”, “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements. In addition, statements contained in this Quarterly Report on Form 10-Q/A relating to the COVID-19 pandemic, the potential impacts of which are inherently uncertain, are forward-looking statements.

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
•

other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q/A and in other filings we may make from time to time with the SEC.

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

Any forward-looking statement that we make in this Quarterly Report on Form 10-Q/A speaks only as of the date of such statement. Except as required by law, we do not undertake any obligation to update or revise, or to publicly announce any update or revision to, any of the forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this report.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2021 (As Restated)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$293.6	$295.3
Trade and other receivables, net of allowances of $0.8 million and $1.1 million as of March 31, 2021 and December 31, 2020, respectively	42.3	30.7
Insurance receivables	2.4	17.8
Prepaid expenses and other current assets	18.5	8.5
Total current assets	356.8	352.3
Noncurrent assets
Property and equipment, net	3.9	3.9
Intangible assets, net	264.2	275.0
Goodwill	404.3	404.3
Right-of-use lease assets	15.2	16.0
Other noncurrent assets	2.1	2.9
Total assets	$1,046.5	$1,054.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$28.6	$31.1
Cancelled event liabilities	13.7	25.9
Deferred revenues	73.5	48.6
Right-of-use lease liabilities, current portion	4.2	4.3
Term loan, current portion	5.7	5.7
Total current liabilities	125.7	115.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	514.2	515.3
Deferred tax liabilities, net	1.9	1.9
Right-of-use lease liabilities, noncurrent portion	12.7	13.4
Other noncurrent liabilities	11.1	13.7
Total liabilities	665.6	659.9
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2021 and December 31, 2020: 80,000; 71,444 and 71,445 shares issued and outstanding; aggregate liquidation preference $421.6 million and $414.4 million, at March 31, 2021 and December 31, 2020, respectively	406.8	398.3
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at March 31, 2021 and December 31, 2020: 800,000; 72,274 and 72,195 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	683.9	690.7
Accumulated deficit	(710.5)	(695.2)
Total stockholders’ equity (deficit)	(25.9)	(3.8)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,046.5	$1,054.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2021 (As Restated)	March 31, 2020
Revenues	$12.9	$99.7
Other income	14.1	—
Cost of revenues	4.0	43.6
Selling, general and administrative expense	30.8	38.1
Depreciation and amortization expense	11.8	12.8
Goodwill impairment charge	—	588.2
Intangible asset impairment charges	—	59.4
Operating loss	(19.6)	(642.4)
Interest expense	4.0	6.7
Loss before income taxes	(23.6)	(649.1)
Benefit from income taxes	(8.3)	(54.8)
Net loss and comprehensive loss	(15.3)	(594.3)
Accretion to redemption value of redeemable convertible preferred stock	(8.5)	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(23.8)	$(594.3)
Basic loss per share	$(0.33)	$(8.33)
Diluted loss per share	$(0.33)	$(8.33)
Basic weighted average common shares outstanding	72,245	71,381
Diluted weighted average common shares outstanding	72,245	71,381

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

			Three Months Ended March 31, 2021
			(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	209	—	2.9	—	2.9
Issuance of common stock under equity plans	—	—	18	—	—	—	—
Redeemable convertible preferred stock conversion	(1)	—	1	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	8.5	—	—	(8.5)	—	(8.5)
Repurchase of common stock	—	—	(149)	—	(1.2)	—	(1.2)
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at March 31, 2021 (As Restated)	71,444	$406.8	72,274	$0.7	$683.9	$(710.5)	$(25.9)

			Three Months Ended March 31, 2020
			(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc Stockholders' Equity
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	77	—	2.1	—	2.1
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	27	—	0.1	—	0.1
Repurchase of common stock	—	—	(15)	—	(0.1)	—	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(594.3)	(594.3)
Balances at March 31, 2020	—	$—	71,441	$0.7	$697.8	$(655.9)	$42.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating activities
Net loss	$(15.3)	$(594.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3.0	1.6
Provision for credit losses	0.1	0.1
Depreciation and amortization	11.8	12.8
Goodwill impairment	—	588.2
Intangible asset impairments	—	59.4
Non-cash operating lease expense	0.8	0.8
Amortization of deferred financing fees and debt discount	0.4	0.4
Remeasurement of contingent consideration	0.4	—
Deferred income taxes	—	(57.9)
Changes in operating assets and liabilities:
Trade and other receivables	(11.6)	(0.9)
Insurance receivables	15.4	—
Prepaid expenses and other current assets	(10.0)	17.5
Other noncurrent assets	0.7	(1.5)
Accounts payable and other current liabilities	(3.2)	10.6
Cancelled event liabilities	(12.2)	72.1
Income tax payable	—	2.0
Deferred revenues	24.9	(101.3)
Operating lease liabilities	(0.8)	(0.8)
Other noncurrent liabilities	(2.8)	—
Net cash provided by operating activities	1.6	8.8
Investing activities
Purchases of property and equipment	(0.4)	(0.5)
Purchases of intangible assets	(0.6)	(0.6)
Net cash used in investing activities	(1.0)	(1.1)
Financing activities
Payment of deferred consideration for acquisition of businesses	—	(0.5)
Proceeds from borrowings on revolving credit facility	—	45.0
Repayment of revolving credit facility	—	(5.0)
Repayment of principal on term loan	(1.4)	(1.4)
Cash dividends paid	—	(5.4)
Repurchase of common stock	(0.9)	(0.1)
Proceeds from issuance of common stock under equity plans	—	0.1
Net cash (used in) provided by financing activities	(2.3)	32.7
Net (decrease) increase in cash and cash equivalents	(1.7)	40.4
Cash and cash equivalents
Beginning of period	295.3	9.6
End of period	$293.6	$50.0

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restatement and Revision of Condensed Consolidated Financial Statements

Restatement

As previously disclosed in the Company’s Form 10K/A as filed on November 5, 2021, subsequent to the original issuance of the Company’s condensed consolidated financial statements as of and for the quarter ended March 31, 2021, the Company identified a material error in its accounting for its 7% Series A Redeemable Convertible Participating Preferred Stock (“redeemable convertible preferred stock”), which was initially issued in June 2020, as further described below. As a result, the Company has restated the accompanying 2021 condensed consolidated financial statements to correct for such error.

As a result of the Company’s reassessment of its accounting for its redeemable convertible preferred stock, it was determined that, pursuant to the terms of the Certificate of Designations relating to the redeemable convertible preferred stock, owners of the redeemable convertible preferred stock have the right to sell, and if such right is exercised, the Company has the obligation to redeem, the redeemable convertible preferred stock in certain circumstances that are not solely in the control of the Company.  Because the events that may trigger redemption of the redeemable convertible preferred stock are not solely within the Company’s control, the Company has concluded that the amount allocated to the redeemable convertible preferred stock should be presented as temporary equity in the Company’s balance sheet rather than as permanent equity.  As a result of incorrectly accounting for the redeemable convertible preferred stock as permanent equity, the Company did not accrete the carrying amount of the redeemable convertible preferred stock to the redemption value when the redeemable convertible preferred stock was probable of becoming redeemable, resulting in an understatement of the accretion of the carrying value of the redeemable convertible preferred stock by $8.5 million, as and for the quarter ended March 31, 2021, and a corresponding overstatement of the additional paid-in capital.  In addition, the Company accounted for the redeemable convertible preferred stock as stockholders’ equity and calculated the income attributable to the redeemable convertible preferred stock based solely on adjustments for cumulative undeclared dividends and other participation rights in accordance with the accounting principles generally accepted in the United States (“GAAP”) for preferred stock classified as stockholders’ equity.  The error resulted in an understatement of the net loss and comprehensive loss attributable to Emerald Holding Inc. common stockholders of $1.3 million for the three months ended March 31, 2021 due to the excess of the $8.5 million amount of accretion of the redeemable convertible preferred stock to its redemption value over the $7.2 million in cumulative undeclared dividends accumulated on the redeemable convertible preferred stock during the period.

Revision

In the fourth quarter of 2020, in connection with the Company’s fiscal year 2020 annual impairment assessment, management identified an error in the determination of its goodwill impairment recognized in the first quarter of 2020, resulting from the incorrect allocation of deferred tax assets to certain of the Company’s reporting units. Management concluded that this error, which resulted in a $24.2 million understatement of its impairment charge initially recorded in Q1 2020, did not result in the previously issued condensed consolidated quarterly financial statements being materially misstated and accordingly corrected such error as an out of period adjustment in Q4 of 2020, as previously disclosed in the Company’s originally filed 2020 Form 10-K .  In connection with the filing of this Form 10-Q/A, the Company has revised its Q1 2020 quarterly condensed consolidated financial statements to correct for the $24.2 million increase in goodwill impairment expense.

The following tables reflect the impact of the restatement and revision to the specific line items presented in the Company’s previously reported condensed consolidated financial statements for the quarterly periods. (dollars in millions, share data in thousands except earnings per share and share par value):

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	March 31, 2021
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustments	As Restated
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2021 and December 31, 2020: 80,000; 71,444 and 71,445 shares issued and outstanding; aggregate liquidation preference $421.6 million and $414.4 million, at March 31, 2021 and December 31, 2020, respectively	—	406.8	406.8
Stockholders’ equity (deficit)
7% Series A Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2021 and December 31, 2020: 80,000; 71,444 and 71,445 shares issued and outstanding; aggregate liquidation preference $421.6 million and $414.4 million, at March 31, 2021 and December 31, 2020, respectively	0.7	(0.7)	—
Additional paid-in capital	1,090.0	(406.1)	683.9
Accumulated deficit	(710.5)	—	(710.5)
Total stockholders’ equity (deficit)	380.9	(406.8)	(25.9)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,046.5	$—	$1,046.5

	Three months ended March 31, 2021
Condensed Consolidated Statement of Loss and Comprehensive Loss	As Originally Reported	Adjustments (a)	As Restated
Net loss and comprehensive loss	(15.3)	—	(15.3)
Accretion to redemption value of redeemable convertible preferred stock	(7.2)	(1.3)	(8.5)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(22.5)	$(1.3)	$(23.8)
Basic loss per share	$(0.31)	$(0.02)	$(0.33)
Diluted loss per share	$(0.31)	$(0.02)	$(0.33)
Basic weighted average common shares outstanding	72,245	72,245	72,245
Diluted weighted average common shares outstanding	72,245	72,245	72,245

(a)

Under applicable accounting guidance, the redeemable convertible preferred stock was deemed to be probable of becoming redeemable, and as such, is required to be accreted to its redemption value to the date the shares become redeemable. As a result, the net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders was required to be increased by $1.3 million in excess of that which was originally reported.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31, 2021
			Total Emerald Holding, Inc Stockholders' Equity
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020			71,445	$0.7	72,195	$0.7	$1,088.3	$(695.2)	$394.5
Stock-based compensation			—	—	209	—	2.9	—	2.9
Issuance of common stock under equity plans			—	—	18	—	—	—	—
Preferred stock conversion			(1)	—	1	—	—	—	—
Repurchase of common stock			—	—	(149)	—	(1.2)	—	(1.2)
Net loss and comprehensive loss			—	—	—	—	—	(15.3)	(15.3)
Balances at March 31, 2021			71,444	$0.7	72,274	$0.7	$1,090.0	$(710.5)	$380.9

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020	71,445	$398.3	(71,445)	$(0.7)	—	$—	$(397.6)	$—	$(398.3)
Accretion to redemption value of redeemable convertible preferred stock	—	8.5	—	—	—	—	(8.5)	—	(8.5)
Redeemable convertible preferred stock conversion	(1)	—	1	—	—	—		—	—
Balances at March 31, 2021	71,444	$406.8	(71,444)	$(0.7)	-	$—	$(406.1)	$—	$(406.8)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020 (As Restated)	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	209	—	2.9	—	2.9
Dividends on common stock	—	—	—	—	—	—	0.0
Issuance of common stock under equity plans	—	—	18	—	—	—	0.0
Accretion to redemption value of redeemable convertible preferred stock	—	8.5	—	—	(8.5)	—	(8.5)
Redeemable convertible preferred stock conversion	(1)	—	1	—	—
Repurchase of common stock	—	—	(149)	—	(1.2)	—	(1.2)
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at March 31, 2021 (As Restated)	71,444	$406.8	72,274	$0.7	$683.9	$(710.5)	$(25.9)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31, 2020
Condensed Consolidated Statement of Loss and Comprehensive Loss	As Originally Reported	Adjustments	As Revised
Goodwill impairments	564.0	24.2	588.2
Operating loss	(618.2)	(24.2)	(642.4)
Loss before income taxes	(624.9)	(24.2)	(649.1)
Net loss and comprehensive loss	(570.1)	(24.2)	(594.3)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common	$(570.1)	$(24.2)	$(594.3)

Basic loss per share	$(7.99)	$(0.34)	$(8.33)
Diluted loss per share	$(7.99)	$(0.34)	$(8.33)
Basic weighted average common shares outstanding	71,381	71,381	71,381
Diluted weighted average common shares outstanding	71,381	71,381	71,381

	Three Months Ended March 31, 2020
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustments	As Revised
Operating activities
Net loss	$(570.1)	$(24.2)	$(594.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	564.0	24.2	588.2
Net cash provided by operating activities	8.8	—	8.8

The accompanying applicable Notes have been updated to reflect the restatement as of and for the three months ended March 31, 2021 and the revision for the three months ended March 31, 2020.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

December 31, 2020 and the three months ended March 31, 2021, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”) 47,058,332 shares of “Series A Convertible Participating Preferred Stock” (the “redeemable convertible preferred stock”) for a purchase price of $5.60 per share (the “Series A Price”) and (ii) effect a rights offering (the “Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share. Emerald received proceeds of $373.3 million, net of fees and expenses of $17.2 million, from the sale of 69,718,919 shares redeemable convertible preferred stock to Onex and proceeds of $9.7 million pursuant to the Rights Offering, for the sale of 1,727,427 shares of redeemable convertible preferred stock;

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $73.5 million as of March 31, 2021 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2021 were $0.1 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $73.6 million as of March 31, 2021. During the three months ended March 31, 2021 and 2020, the Company recognized revenues of $5.4 million and $87.8 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the three months ended March 31, 2020. Goodwill impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $354.1 million and $203.9 million, respectively, during the three months ended March 31, 2020.

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

(unaudited)

9.	Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.  During the three months ended March 31, 2021, the redeemable convertible preferred stock accumulated $7.2 million worth of dividends, bringing the aggregate accreted liquidation preference to $421.6 million as of March 31, 2021. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

Conversion Features

Shares of the redeemable convertible preferred stock may be converted at the option of the holder into a number of shares of common stock equal to (a) the amount of the accreted liquidation preference, divided by (b) the applicable conversion price. Each share of redeemable convertible preferred stock had an initial liquidation preference of $5.60 and was initially convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share. The conversion price is subject to customary anti-dilution adjustments upon the occurrence of certain events, including downward adjustment in the event the Company issues securities, subject to exceptions, at a price that is lower than the fair market value of such securities.

If, at any time following the third anniversary of the First Closing Date the closing price per share of the Company’s common stock exceeds 175% of the then-applicable conversion price for at least 20 consecutive trading days, the

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company may, at its option, and subject to certain liquidity conditions, cause any or all of the then outstanding shares of redeemable convertible preferred stock to be converted automatically into common stock at the then applicable conversion price.

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of the initial issuance date, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the initial issuance date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the initial issuance date, the accreted liquidation preference.  In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable.  For the three months ending March 31, 2021, the Company recorded $8.5 million in deemed dividends, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three months ended March 31, 2021 and 2020, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,444,407 redeemable convertible preferred stock shares outstanding which were convertible into 119,779,586 shares of common stock at March 31, 2021. These redeemable convertible preferred stock shares were anti-dilutive for the three months ended March 31, 2021 and are therefore excluded from the diluted loss per common share calculation.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2021 (As Restated)	2020 (As Revised)
Net loss and comprehensive loss attributable to Emerald Holding, Inc.	$(15.3)	$(594.3)
Accretion to redemption value of redeemable convertible preferred stock	(8.5)	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(23.8)	$(594.3)
Weighted average common shares outstanding	72,245	71,381
Basic loss per share	$(0.33)	$(8.33)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(23.8)	$(594.3)
Dilutive effect of stock options	—	—
Diluted weighted average common shares outstanding	72,245	71,381
Diluted loss per share	$(0.33)	$(8.33)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	14,848	8,208

12.	Income Taxes

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended March 31,
(in millions)	2021	2020
Revenues
Commerce	$5.7	$49.5
Design and Technology	3.0	36.8
All Other	4.2	13.4
Total revenues	$12.9	$99.7

Other Income
Commerce	$7.3	$—
Design and Technology	3.1	—
All Other	3.7	—
Total other income	$14.1	$—

Adjusted EBITDA
Commerce	$5.9	$18.1
Design and Technology	(0.4)	10.6
All Other	2.7	3.2
Subtotal Adjusted EBITDA	$8.2	$31.9

General corporate and other expenses	$(10.9)	$(8.3)
Interest expense	(4.0)	(6.7)
Goodwill impairment charges	—	(588.2)
Intangible asset impairment charges	—	(59.4)
Depreciation and amortization	(11.8)	(12.8)
Stock-based compensation	(3.0)	(1.6)
Deferred revenue adjustment	(0.9)	—
Other items	(1.2)	(4.0)
Loss before income taxes	$(23.6)	$(649.1)

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

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q/A and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K/A for the year ended December 31, 2020 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, and “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q/A, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

The following information has been adjusted to reflect the Q1 2021 restatement and Q1 2020 revision of our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Quarterly Report and in Note 1, Basis of Presentation, in Notes to the Condensed Consolidated Financial Statements of this Amended Quarterly Report.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures.  As a result of these and various other factors, management made the decision to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first half of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and are expected to continue to have, a material negative impact on its financial results and liquidity. For more information, see “Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on November 5, 2021 – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2021	2020 (As Revised)	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$12.9	$99.7	$(86.8)	(87.1%)
Other income	14.1	—	14.1	NM
Cost of revenues	4.0	43.6	(39.6)	(90.8%)
Selling, general and administrative expense(1)	30.8	38.1	(7.3)	(19.2%)
Depreciation and amortization expense	11.8	12.8	(1.0)	(7.8%)
Goodwill impairment charge(2)	—	588.2	(588.2)	NM
Intangible asset impairment charges(3)	—	59.4	(59.4)	NM
Operating loss	(19.6)	(642.4)	622.8	(96.9%)
Interest expense, net	4.0	6.7	(2.7)	(40.3%)
Loss before income taxes	(23.6)	(649.1)	625.5	(96.4%)
Benefit from income taxes	(8.3)	(54.8)	46.5	(84.9%)
Net loss and comprehensive loss attributable to Emerald Holdings, Inc.	$(15.3)	$(594.3)	$579.0	(97.4%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$(2.7)	$23.6	$(26.3)	(111.4)%
Free Cash Flow(5)	$0.6	$7.7	$(7.1)	(92.2)%
Organic revenue(6)	$10.7	$14.7	$(4.0)	(27.2)%

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

(2)	Goodwill impairment for the three months ended March 31, 2020 represents a non-cash impairment of $588.2 million, in connection with our March 31, 2020 goodwill impairment testing.
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

	Three Months Ended March 31,
	2021	2020 (As Revised)
	(unaudited)
	(dollars in millions)
Net loss	$(15.3)	$(594.3)
Add (deduct):
Interest expense	4.0	6.7
Provision for benefit from	(8.3)	(54.8)
Goodwill impairment charge(a)	—	588.2
Intangible asset impairment charges(b)	—	59.4
Depreciation and amortization expense	11.8	12.8
Stock-based compensation expense(c)	3.0	1.6
Deferred revenue adjustment(d)	0.9	—
Other items(e)	1.2	4.0
Adjusted EBITDA	$(2.7)	$23.6

(a)	Represents the non-cash goodwill impairment charges described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairment charges described in footnote 3 above.
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

Goodwill Impairment

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 crisis on the travel and events industry, the Company’s forecasted results and the market value of its common stock, the Company performed an interim goodwill impairment assessment.  As a result of this assessment, the Company recorded a $588.2 million non-cash goodwill impairment charge. The impairment consisted of the write-down of goodwill, equal to the excess carrying value of goodwill above fair value, of all of the reporting units included in our Commerce and Design and Technology segments and the All Other category.  See “Commerce Segment – Goodwill Impairments,” “Design and Technology Segment – Goodwill Impairment” and “All Other Category—Goodwill Impairments” below for further discussion of goodwill impairment. No goodwill impairment charges were recorded during the first quarter of 2021.

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

Segment Results for the Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Commerce

The following represents the change in revenue, expenses and operating profit in the Commerce reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020 (As Revised)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$5.7	$49.5	$(43.8)	(88.5%)
Other income	7.4	—	7.4	NM
Cost of revenues	1.8	19.1	(17.3)	(90.6%)
Selling, general and administrative expense	5.4	12.3	(6.9)	(56.1%)
Depreciation and amortization expense	6.3	7.2	(0.9)	(12.5%)
Goodwill impairment charge	—	354.1	(354.1)	NM
Intangible asset impairment charges	—	30.7	(30.7)	NM
Operating loss	$(0.4)	$(373.9)	$373.5	(99.9%)

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

Goodwill Impairment Charge

During the first quarter of 2020, the Company recognized a non-cash goodwill impairment charge of $354.1 million, related to reporting units under the Commerce segment, as a result of a triggering event caused by reduced performance expectations for the year due to COVID-19. No goodwill impairment charges were recorded in the Commerce reportable segment during the quarter ended March 31, 2021.

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

Design and Technology

The following represents the change in revenue, expenses and operating profit in the Design and Technology reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020 (As Revised)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$3.0	$36.8	$(33.8)	(91.8%)
Other income	3.1	—	3.1	NM
Cost of revenues	1.7	18.2	(16.5)	(90.7%)
Selling, general and administrative expense	4.8	8.0	(3.2)	(40.0%)
Depreciation and amortization expense	3.8	4.3	(0.5)	(11.6%)
Goodwill impairment charge	—	203.9	(203.9)	NM
Intangible asset impairment charges	—	22.7	(22.7)	NM
Operating loss	$(4.2)	$(220.3)	$216.1	(98.1%)

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

Goodwill Impairment Charge

During the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $203.9 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design and Technology reportable segment.  No goodwill impairment charges were recorded in the Design and Technology reportable segment during the three months ended March 31, 2021.

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

All Other Category

The following represents the change in revenue, expenses and operating profit in the All Other category for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020 (As Revised)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$4.2	$13.4	$(9.2)	(68.7%)
Other income	3.7	—	3.7	NM
Cost of revenues	0.6	6.3	(5.7)	(90.5%)
Selling, general and administrative expense	5.5	3.9	1.6	41.0%
Depreciation and amortization expense	1.3	0.7	0.6	85.7%
Goodwill impairment charge	—	30.2	(30.2)	NM
Intangible asset impairment charges	—	6.0	(6.0)	NM
Operating income (loss)	$0.5	$(33.7)	$34.2	(101.5%)

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

Goodwill Impairment Charge

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $30.2 million non-cash goodwill impairment charge was recorded in connection with reporting units under the All Other category.  No goodwill impairment charges were recorded in the All Other category during the quarter ended March 31, 2021.

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

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of multiple months due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot at present estimate with certainty (i) when the Company will be able to resume full or partial event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.   Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate with a high degree of certainty the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•

Entering into an investment agreement with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to issue to Onex, in a private placement transaction, 47,058,332 shares of Series A Convertible Participating Preferred Stock (“redeemable convertible preferred stock”) for a purchase price of $5.60 per share (the “Series A Price per Share”), for which the Company received aggregate proceeds of $252.0 million, net of fees and expenses of $11.6 million;

•

In conjunction with the investment agreement with Onex, the Company announced a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share backstopped by Onex.  The rights offering commenced and expired in July. The Company issued 1,727,427 shares of redeemable convertible preferred stock and received net proceeds of $9.7 million from this rights offering;

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

Net cash provided by operating activities for the three months ended March 31, 2021 was $1.6 million, as compared to net cash provided by operating activities of $8.8 million for the three months ended March 31, 2020. Cash provided by operating activities primarily reflects the decrease in our net loss of $554.9 million and non-cash adjustment for deferred taxes of $57.9 million during the first quarter of 2021 partly offset by the non-recurrence of the goodwill impairment of $588.2 million and intangible asset impairment charges of $59.4 million incurred during the first quarter of 2020, as well a $2.7 million increase in cash provided by working capital. Net loss plus non-cash items provided operating cash flows of $1.2 million and $11.1 million for the three months ended March 31, 2021 and 2020, respectively. Cash provided by operating activities reflects the generation of $0.4 million and the use of $2.4 million for working capital in the three months ended March 31, 2021 and 2020, respectively.

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

Financing Activities

Financing activities primarily consist of proceeds from issuance of redeemable convertible preferred stock, borrowing and repayments on our debt to fund business acquisitions and our operations, payments of dividends prior to the suspension of the dividend policy and proceeds from the issuance of common stock associated with stock option exercises.

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

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant.  During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the three months ended March 31, 2020.  In addition, management determined a triggering event had occurred in relation to several indefinite-lived intangible assets and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the three months ended March 31, 2020.   During the three months ended March 31, 2021, there were no triggering events or changes in circumstances that would indicate the carrying value may be impaired.  As a result, we determined that it was more likely than not that the Company’s goodwill was not impaired and, therefore, no quantitative assessment for impairment was required as of March 31, 2021.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on our operations, there can be no assurance that we will be able to conclude in future periods that it is more likely than not that our goodwill is not impaired.

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

Our accounting policies are more fully described in Note 1, Description of Business and Summary of Significant Accounting Policies in the notes to our audited consolidated financial statements included in the Annual Report. Management has discussed the selection of these critical accounting policies and estimates with members of our Board of Directors. Given the current impacts to our business, there is a higher degree of uncertainty as to the long-term impacts to our cash flow projections and discount rates used for determining the recoverability of goodwill and intangible assets. Changes to key assumptions, market trends, or continued impacts of macroeconomic events could produce test results in the future that differ, and we could be required to record an impairment charge. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. At the time of the Original Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer had concluded that as of March 31, 2021 the disclosure controls and procedures were effective at the reasonable assurance level. However, management has subsequently determined the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments that existed as of March 31, 2021.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020 and the condensed consolidated financial statements as of and for the quarter ended March 31, 2021, as well as the quarterly condensed consolidated financial information for the 2020 interim periods ended June 30, September 30 and December 31, 2020 related to temporary equity, permanent equity, additional paid in capital, accretion to redemption value of redeemable convertible preferred stock, net loss and comprehensive loss attributable to common shareholders, loss per share and the related disclosures. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s first fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Annual Report on Form 10-K (“Original 10-K"), filed with the SEC on February 23, 2021, has been amended with Amendment No. 1 on Form 10-K/A, filed with the SEC on November 5, 2021, which are accessible on the SEC’s website at www.sec.gov, includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Original 10-K, except as follows.

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

Specifically, we did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments. This material weakness resulted in the restatement of our previously filed consolidated financial statements as of and for the year ended December 31, 2020 and the condensed consolidated financial statements of and for the quarter ended March 31, 2021, as well as the quarterly condensed consolidated financial information for the 2020 interim periods ended June 30, September 30, and December 31, 2020 related to temporary equity, permanent equity, additional paid in capital, accretion to redemption value of redeemable convertible preferred stock, net loss and comprehensive loss attributable to common shareholders, loss per share and the related disclosures. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2021, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

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