Form 10-Q/A
period 2021-06-30
Emerald Holding, Inc.
filed 2021-11-08
CIK 1579214

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

EXPLANATORY NOTE

Emerald Holding, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2021 (this “Amendment No. 1”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 30, 2021 (the “Original Form 10-Q”) to amend and restate the Company’s June 30, 2021 Quarterly Report on Form 10-Q, as further described below.

As previously disclosed, we have restated (i)our audited consolidated financial statements as of and for the year ended December 31, 2020, which restatement was effective with the filing of our Amended Annual Report on Form 10-K/A and (ii) our unaudited quarterly condensed consolidated financial statements as of and for the three months ended March 31, 2021, which restatement was effective with the filing of our Amended Quarterly Report on Form 10-Q/A, both of which were filed on November 5, 2021. As disclosed in our Amended Annual Report, we are also restating our Q2 2021 Quarterly Report on Form 10-Q to correct for the impact of such restatement on our unaudited quarterly condensed consolidated financial statements, as further described below.

This amended and restated report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the Q2 2021 and Q2 2020 restatements. Accordingly, this Amendment No. 1 on Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.

The Company is filing this Amendment No. 1 on Form 10-Q/A to reflect a restatement of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2021 and June 30, 2020, to correct errors in the Company’s accounting for its 7% Series A Convertible Participating Preferred Stock (“redeemable convertible preferred stock”), which were initially issued in June 2020. Subsequent to the issuance of the Original Form 10-Q, the Company determined that its accounting for its redeemable convertible preferred stock as a component of stockholders’ equity, as reported in its condensed consolidated financial statements presented in the Original Form 10-Q, instead of reflecting such redeemable convertible preferred stock as temporary equity, resulted in an error based on the application of accounting principles generally accepted in the United States (“GAAP”).  This error resulted in additional-paid-in-capital and stockholders’ equity being overstated and temporary equity being understated as of and for the three and six months ended June 30, 2021 and June 30, 2020.  During these interim periods, the Company accounted for the redeemable convertible preferred stock as stockholders’ equity and reduced the income attributable to the common stockholders by the amount of the cumulative, undeclared dividends associated with the redeemable convertible preferred stock in accordance with GAAP for preferred stock classified as stockholders’ equity. As a result of incorrectly accounting for the redeemable convertible preferred stock as stockholders’ equity, the Company also did not accrete the carrying amount of the redeemable convertible preferred stock to the redemption value when the redeemable convertible preferred stock first becomes redeemable, which also, for the three and six months ended June 30, 2021, resulted in an understatement of accretion and an overstatement (understatement) of net income (loss) attributable to common shareholders.

This Amendment No. 1 on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatements. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

In connection with the filing of this Form 10-Q/A, the Company has also corrected for a Q1 2020 error which impacted the Q2 2020 year to date condensed consolidated financial statements that the Company had previously determined was not material to the originally issued quarterly condensed consolidated financial statements. Refer to Note 1, Basis of Presentation, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of this adjustment to the Company’s condensed consolidated financial statements.

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

As a result of the restatement, the Company has concluded there was a material weakness in the Company's internal control over financial reporting as of June 30, 2021 and that its disclosure controls and procedures were not effective as of June 30, 2021. See additional discussion included in Part II Item 1A of this amended quarterly report.

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
•

other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	June 30, 2021 (As Restated)	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$302.8	$295.3
Trade and other receivables, net of allowances of $0.9 million and $1.1 million as of June 30, 2021 and December 31, 2020, respectively	41.6	30.7
Insurance receivables	—	17.8
Prepaid expenses and other current assets	14.2	8.5
Total current assets	358.6	352.3
Noncurrent assets
Property and equipment, net	3.8	3.9
Intangible assets, net	258.4	275.0
Goodwill	407.9	404.3
Right-of-use lease assets	16.0	16.0
Other noncurrent assets	2.3	2.9
Total assets	$1,047.0	$1,054.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$34.1	$31.1
Cancelled event liabilities	8.5	25.9
Deferred revenues	119.2	48.6
Right-of-use lease liabilities, current portion	4.1	4.3
Term loan, current portion	5.7	5.7
Total current liabilities	171.6	115.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	513.1	515.3
Deferred tax liabilities, net	3.8	1.9
Right-of-use lease liabilities, noncurrent portion	14.0	13.4
Other noncurrent liabilities	11.3	13.7
Total liabilities	713.8	659.9
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at June 30, 2021 and December 31, 2020: 80,000; 71,442 and 71,445 shares issued and outstanding; aggregate liquidation preference $429.0 million and $414.4 million at June 30, 2021 and December 31, 2020, respectively	415.6	398.3
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at June 30, 2021 and December 31, 2020: 800,000; 71,518 and 72,195 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	673.9	690.7
Accumulated deficit	(757.0)	(695.2)
Total stockholders’ equity (deficit)	(82.4)	(3.8)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,047.0	$1,054.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Six Months Ended
(dollars in millions, share data in thousands except earnings per share)	June 30, 2021 (As Restated)	June 30, 2020	June 30, 2021 (As Restated)	June 30, 2020 (As Restated)
Revenues	$15.0	$7.0	$27.9	$106.7
Other income	2.3	48.2	16.4	48.2
Cost of revenues	3.6	(0.8)	7.6	42.8
Selling, general and administrative expense	33.1	25.1	63.9	63.2
Depreciation and amortization expense	12.1	12.2	23.9	25.0
Goodwill impairment charge	—	—	—	588.2
Intangible asset impairment charges	—	—	—	59.4
Operating (loss) income	(31.5)	18.7	(51.1)	(623.7)
Interest expense	4.1	5.6	8.1	12.3
(Loss) income before income taxes	(35.6)	13.1	(59.2)	(636.0)
Provision for (benefit from) income taxes	10.9	3.2	2.6	(51.6)
Net (loss) income and comprehensive (loss) income	(46.5)	9.9	(61.8)	(584.4)
Accretion to redemption value of redeemable convertible preferred stock	(8.8)	(0.1)	(17.3)	(0.1)
Participation rights on if-converted basis	—	(0.2)	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(55.3)	$9.6	$(79.1)	$(584.5)
Basic (loss) income per share	$(0.77)	$0.13	$(1.10)	$(8.19)
Diluted (loss) income per share	$(0.77)	$0.13	$(1.10)	$(8.19)
Basic weighted average common shares outstanding	71,938	71,444	72,091	71,413
Diluted weighted average common shares outstanding	71,938	71,470	72,091	71,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

			Three Months Ended June 30, 2021
			(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2021	71,444	$406.8	72,274	$0.7	$683.9	$(710.5)	$(25.9)
Stock-based compensation	—	—	17	—	2.8	—	2.8
Dividends on common stock			—	—	—	—	—
Issuance of common stock under equity plans	—	—	4	—	—	—	—
Redeemable convertible preferred stock conversion	(2)	—	4	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	8.8	—	—	(8.8)	—	(8.8)
Repurchase of common stock	—	—	(781)	—	(4.0)	—	(4.0)
Net loss and comprehensive loss	—	—	—	—	—	(46.5)	(46.5)
Balances at June 30, 2021 (As Restated)	71,442	$415.6	71,518	$0.7	$673.9	$(757.0)	$(82.4)

			Six Months Ended June 30, 2021
			(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	226	—	5.6	—	5.6
Issuance of common stock under equity plans	—	—	22	—	—	—	—
Redeemable convertible preferred stock conversion	(3)	—	5	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	17.3	—	—	(17.3)	—	(17.3)
Repurchase of common stock	—	—	(930)	—	(5.1)	—	(5.1)
Net loss and comprehensive loss	—	—	—	—	—	(61.8)	(61.8)
Balances at June 30, 2021 (As Restated)	71,442	$415.6	71,518	$0.7	$673.9	$(757.0)	$(82.4)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statement of Redeemable Convertible Stock and Stockholders’ Equity (Deficit)

(unaudited)—Continued

			Three Months Ended June 30, 2020
			(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2020	—	$—	71,441	$0.7	$697.9	$(656.0)	$42.6
Stock-based compensation	—	—	12	—	1.1	—	1.1
Issuance of redeemable convertible preferred stock, net of issuance costs	47,058	252.0	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	0.1	—	—	(0.1)		(0.1)
Net income and comprehensive income	—	—	—	—	—	9.9	9.9
Balances at June 30, 2020 (As Restated)	47,058	$252.1	71,453	$0.7	$698.9	$(646.1)	$53.5

			Six Months Ended June 30, 2020
			(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	89	—	3.2	—	3.2
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	27	—	0.1	—	0.1
Issuance of redeemable convertible preferred stock, net of issuance costs	47,058	252.0	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	0.1	—	—	(0.1)	—	(0.1)
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(584.4)	(584.4)
Balances at June 30, 2020 (As Restated)	47,058	$252.1	71,453	$0.7	$698.9	$(646.1)	$53.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020 (As Restated)
Operating activities
Net loss	$(61.8)	$(584.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5.8	2.7
Provision for credit losses	0.2	0.2
Depreciation and amortization	23.9	25.0
Goodwill impairment	—	588.2
Intangible asset impairments	—	59.4
Non-cash operating lease expense	1.6	1.7
Amortization of deferred financing fees and debt discount	0.8	0.7
Remeasurement of contingent consideration	1.5	0.4
Deferred income taxes	1.9	(56.0)
Changes in operating assets and liabilities:
Trade and other receivables	(10.9)	8.0
Insurance receivables	17.8	(33.2)
Prepaid expenses and other current assets	(5.6)	15.2
Other noncurrent assets	0.4	—
Accounts payable and other current liabilities	2.2	7.3
Cancelled event liabilities	(17.4)	45.6
Income tax payable	0.7	3.4
Deferred revenues	70.0	(104.4)
Operating lease liabilities	(1.0)	(1.5)
Other noncurrent liabilities	(3.4)	(0.9)
Net cash provided by (used in) operating activities	26.7	(22.6)
Investing activities
Acquisition of businesses	(7.0)	—
Purchases of property and equipment	(0.6)	(0.8)
Purchases of intangible assets	(1.7)	(1.5)
Net cash used in investing activities	(9.3)	(2.3)
Financing activities
Payment of deferred consideration for acquisition of businesses	(2.0)	(0.5)
Proceeds from borrowings on revolving credit facility	—	95.0
Repayment of revolving credit facility	—	(105.0)
Repayment of principal on term loan	(2.8)	(2.8)
Fees paid for revolving credit facility extension	(0.1)	—
Cash dividends paid	—	(5.4)
Repurchase of common stock	(5.1)	(0.1)
Proceeds from issuance of redeemable convertible preferred stock	—	263.5
Payment of redeemable convertible preferred stock offering costs	—	(10.9)
Proceeds from issuance of common stock under equity plans	0.1	0.1
Net cash (used in) provided by financing activities	(9.9)	233.9
Net increase in cash and cash equivalents	7.5	209.0
Cash and cash equivalents
Beginning of period	295.3	9.6
End of period	$302.8	$218.6
Supplemental schedule of non-cash financing activities
Redeemable convertible preferred stock offering costs	$—	$0.7

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

Restatement of Condensed Consolidated Financial Statements

Restatement

As previously disclosed in the Company’s 2020 Form 10-K/A and its Form Q1 2021 10-Q/A, both as filed on November 5, 2021, subsequent to the original issuance of the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, the Company identified a material error in its accounting for its 7% Series A Redeemable Convertible Participating Preferred Stock (“redeemable convertible preferred stock”), which was initially issued in June 2020, as further described below. As a result, the Company has restated the impacted accompanying 2021 and 2020 condensed consolidated financial statements to correct for such errors.

As a result of the Company’s reassessment of its accounting for its redeemable convertible preferred stock, it was determined that, pursuant to the terms of the Certificate of Designations relating to the redeemable convertible preferred stock, owners of the redeemable convertible preferred stock have the right to sell, and if such right is exercised, the Company has the obligation to redeem, the redeemable convertible preferred stock in certain circumstances that are not solely in the control of the Company.  Because the events that may trigger redemption of the redeemable convertible preferred stock are not solely within the Company’s control, the Company has concluded that the amount allocated to the redeemable convertible preferred stock should be presented as temporary equity in the Company’s balance sheet rather than as permanent equity. As a result of incorrectly accounting for the redeemable convertible preferred stock as permanent equity, the Company did not accrete the carrying amount of the redeemable convertible preferred stock to the redemption value when the redeemable convertible preferred stock was probable of becoming redeemable, resulting in an understatement of the accretion of the carrying value of the redeemable convertible preferred stock by $8.8 million  and $17.3 million, as of and for the three and six months ended June 30, 2021, respectively, and $0.1 million as of and for the three and six months ended June 30, 2020, respectively, and a corresponding overstatement of the additional paid-in capital.  In addition, the Company accounted for the redeemable convertible preferred stock as stockholders’ equity and calculated the income attributable to the redeemable convertible preferred stock based solely on adjustments for cumulative undeclared dividends and other participation rights in accordance with the accounting principles generally accepted in the United States (“GAAP”) for preferred stock classified as stockholders’ equity.  The error resulted in an understatement of the net loss and comprehensive loss attributable to Emerald Holding Inc. common stockholders of $1.4 million and $2.7 million for the three and six months ended June 30, 2021, respectively, due to the excess of the $8.8 million and $17.3 million amount of accretion of the redeemable convertible preferred stock to its redemption value over the $7.4 million and $14.6 million in cumulative undeclared dividends accumulated on the redeemable convertible preferred stock during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, there is no difference in the amounts previously reported as net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders in the condensed consolidated statement of loss and comprehensive loss as the cumulative undeclared dividends used in the original calculation equals the amount of accretion of the redeemable convertible preferred stock to its redemption value in the updated calculation.

In connection with the Q2 2020 restatement to correct the accounting for the redeemable convertible preferred stock as further described above, the Company is also correcting for a previously identified Q1 2020 error which impacted the Q2 2020 year to date condensed consolidated financial statements. Specifically, in the fourth quarter of 2020, management identified an error in the determination of its goodwill impairment recognized in the first quarter of 2020, resulting from the incorrect allocation of deferred tax assets to certain of the Company’s reporting units. Management concluded that this error, which resulted in a $24.2 million understatement of its impairment charge initially recorded in Q1 2020, did not result in the previously issued condensed consolidated quarterly financial statements being materially misstated and therefore corrected such error as an out of period adjustment in Q4 of 2020, as previously disclosed in the Company’s 2020 originally filed Form 10-K.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported condensed consolidated financial statements for the quarterly periods. (dollars in millions, share data in thousands except earnings per share and share par value):

	June 30, 2021
Condensed Consolidated Balance Sheet	As Originally Reported	Adjustments	As Restated
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at June 30, 2021 and December 31, 2020: 80,000; 71,442 and 71,445 shares issued and outstanding; aggregate liquidation preference $429.0 million and $414.4 million at June 30, 2021 and December 31, 2020, respectively	—	415.6	415.6
Stockholders’ equity (deficit)
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at June 30, 2021 and December 31, 2020: 80,000; 71,442 and 71,445 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.7	(0.7)	—
Common stock, $0.01 par value; authorized shares at June 30, 2021 and December 31, 2020: 800,000; 71,518 and 72,195 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	0.7	—	0.7
Additional paid-in capital	1,088.8	(414.9)	673.9
Accumulated deficit	(757.0)	—	(757.0)
Total stockholders’ equity (deficit)	333.2	(415.6)	(82.4)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,047.0	$—	$1,047.0

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three months ended June 30, 2021
Condensed Consolidated Statements of Loss and Comprehensive Loss	As Originally Reported	Adjustments (a)	As Restated
	(unaudited)
Net loss and comprehensive loss	(46.5)	—	(46.5)
Accretion to redemption value of redeemable convertible preferred stock	(7.4)	(1.4)	(8.8)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(53.9)	$(1.4)	$(55.3)
Basic loss per share	$(0.75)	$(0.02)	$(0.77)
Diluted loss per share	$(0.75)	$(0.02)	$(0.77)
Basic weighted average common shares outstanding	71,938	71,938	71,938
Diluted weighted average common shares outstanding	71,938	71,938	71,938

	Six months ended June 30, 2021
Condensed Consolidated Statements of Loss and Comprehensive Loss	As Originally Reported	Adjustments (a)	As Restated
	(unaudited)
Net loss and comprehensive loss	(61.8)	—	(61.8)
Accretion to redemption value of redeemable convertible preferred stock	(14.6)	(2.7)	(17.3)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(76.4)	$(2.7)	$(79.1)
Basic loss per share	$(1.06)	$(0.04)	$(1.10)
Diluted loss per share	$(1.06)	$(0.04)	$(1.10)
Basic weighted average common shares outstanding	72,091	72,091	72,091
Diluted weighted average common shares outstanding	72,091	72,091	72,091
(a)

Under applicable accounting guidance, the redeemable convertible preferred stock was deemed to be probable of becoming redeemable, and as such, is required to be accreted to its redemption value to the date the shares become redeemable. As a result, the net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders was required to be increased by $1.4 million and $2.7 million for the three and six months, respectively, in excess of that which was originally reported.

	Six months ended June 30, 2020
Condensed Consolidated Statements of Loss and Comprehensive Loss	As Originally Reported	Adjustments	As Restated
	(unaudited)
Goodwill impairment charge	564.0	24.2	588.2
Operating loss	(599.5)	(24.2)	(623.7)
Loss before income taxes	(611.8)	(24.2)	(636.0)
Net loss and comprehensive loss	(560.2)	(24.2)	(584.4)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(560.3)	$(24.2)	$(584.5)
Basic loss per share	$(7.85)	$(0.34)	$(8.19)
Diluted loss per share	$(7.85)	$(0.34)	$(8.19)
Basic weighted average common shares outstanding	71,413	71,413	71,413
Diluted weighted average common shares outstanding	71,413	71,413	71,413

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended June 30, 2021
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2021			71,444	$0.7	72,274	$0.7	$1,090.0	$(710.5)	$380.9
Stock-based compensation			—	—	17	—	2.8	—	2.8
Issuance of common stock under equity plans			—	—	4	—	—	—	—
Redeemable convertible preferred stock conversion			(2)	—	4	—	—	—	—
Repurchase of common stock			—	—	(781)	—	(4.0)	—	(4.0)
Net loss and comprehensive loss			—	—	—	—	—	(46.5)	(46.5)
Balances at June 30, 2021			71,442	$0.7	71,518	$0.7	$1,088.8	$(757.0)	$333.2

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2021	71,444	$406.8	(71,444)	$(0.7)	—	$—	$(406.1)	$—	$(406.8)
Accretion to redemption value of redeemable convertible preferred stock	—	8.8	—	—	—	—	(8.8)	—	(8.8)
Redeemable convertible preferred stock conversion	(2)	—	2	—	—	—	—	—	—
Balances at June 30, 2021	71,442	$415.6	(71,442)	$(0.7)	—	$—	$(414.9)	$—	$(415.6)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2021 (as Restated)	71,444	$406.8	72,274	$0.7	$683.9	$(710.5)	$(25.9)
Stock-based compensation	—	—	17	—	2.8	—	2.8
Issuance of common stock under equity plans	—	—	4	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	8.8	—	—	(8.8)	—	(8.8)
Redeemable convertible preferred stock conversion	(2)	—	4	—	—	—	-
Repurchase of common stock	—	—	(781)	—	(4.0)	—	(4.0)
Net loss and comprehensive loss	—	—	—	—	—	(46.5)	(46.5)
Balances at June 30, 2021 (As Restated)	71,442	$415.6	71,518	$0.7	$673.9	$(757.0)	$(82.4)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six Months Ended June 30, 2021
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020			71,445	$0.7	72,195	$0.7	$1,088.3	$(695.2)	$394.5
Stock-based compensation			—	—	226	—	5.6	—	5.6
Issuance of common stock under equity plans			—	—	22	—	—	—	—
Redeemable convertible preferred stock conversion			(3)	—	5	—	—	—	—
Repurchase of common stock			—	—	(930)	—	(5.1)	—	(5.1)
Net loss and comprehensive loss			—	—	—	—	—	(61.8)	(61.8)
Balances at June 30, 2021			71,442	$0.7	71,518	$0.7	$1,088.8	$(757.0)	$333.2

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020	71,445	$398.3	(71,445)	$(0.7)	—	$—	$(397.6)	$—	$(398.3)
Accretion to redemption value of redeemable convertible preferred stock	—	17.3	—	—	—	—	(17.3)	—	(17.3)
Redeemable convertible preferred stock conversion	(3)	—	3	—	—	—	—	—	—
Balances at June 30, 2021	71,442	$415.6	(71,442)	$(0.7)	—	$—	$(414.9)	$—	$(415.6)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020 (As Restated)	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	226	—	5.6	—	5.6
Issuance of common stock under equity plans	—	—	22	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	17.3	—	—	(17.3)	—	(17.3)
Redeemable convertible preferred stock conversion	(3)	—	5	—	—	—	—
Repurchase of common stock	—	—	(930)	—	(5.1)	—	(5.1)
Net loss and comprehensive loss	—	—	—	—	—	(61.8)	(61.8)
Balances at June 30, 2021 (As Restated)	71,442	$415.6	71,518	$0.7	$673.9	$(757.0)	$(82.4)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended June 30, 2020
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2020			—	$—	71,441	$0.7	$697.9	$(631.8)	$66.8
Stock-based compensation			—	—	12	—	1.1	—	1.1
Issuance of redeemable convertible preferred stock, net of issuance costs			47,058	0.5	—	—	251.5	—	252.0
Net loss and comprehensive loss			—	—	—	—	—	9.9	9.9
Balances at June 30, 2020			47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2020	—	$—	—	$—	—	$—	$—	$(24.2)	$(24.2)
Issuance of redeemable convertible preferred stock, net of issuance costs	47,058	252.0	(47,058)	(0.5)	—	—	(251.5)	—	(252.0)
Accretion to redemption value of redeemable convertible preferred stock	—	0.1	—	—	—	—	(0.1)	—	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—
Balances at June 30, 2020	47,058	$252.1	(47,058)	$(0.5)	—	$—	$(251.6)	$(24.2)	$(276.3)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at March 31, 2020	—	$—	71,441	$0.7	$697.9	$(656.0)	$42.6
Stock-based compensation	—	—	12	—	1.1	—	1.1
Issuance of redeemable convertible preferred stock, net of issuance costs	47,058	252.0	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	0.1	—	—	(0.1)	—	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	9.9	9.9
Balances at June 30, 2020 (As Restated)	47,058	$252.1	71,453	$0.7	$698.9	$(646.1)	$53.5

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Six Months Ended June 30, 2020
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019			—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation			—	—	89	—	3.2	—	3.2
Dividends on common stock			—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans			—	—	27	—	0.1	—	0.1
Issuance of redeemable convertible preferred stock, net of issuance costs			47,058	0.5	—	—	251.5	—	252.0
Repurchase of common stock			—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss			—	—	—	—	—	(560.2)	(560.2)
Balances at June 30, 2020			47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of redeemable convertible preferred stock, net of issuance costs	47,058	252.0	(47,058)	(0.5)	—	—	(251.5)	—	(252.0)
Accretion to redemption value of redeemable convertible preferred stock	—	0.1	—	—	—	—	(0.1)	—	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(24.2)	(24.2)
Balances at June 30, 2020	47,058	$252.1	(47,058)	$(0.5)	—	$—	$(251.6)	$(24.2)	$(276.3)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

			Total Emerald Holding, Inc Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	89	—	3.2	—	3.2
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	27	—	0.1	—	0.1
Issuance of redeemable convertible preferred stock, net of issuance costs	47,058	252.0	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	0.1	—	—	(0.1)	—	(0.1)
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(584.4)	(584.4)
Balances at June 30, 2020 (As Restated)	47,058	$252.1	71,453	$0.7	$698.9	$(646.1)	$53.5

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statements of Cash Flows	Six Months Ended June 30, 2020
(in millions)	As Originally Reported	Adjustments	As Restated
Operating activities
Net loss	$(560.2)	$(24.2)	$(584.4)
Goodwill impairment	564.0	24.2	588.2
Net cash provided by (used in) operating activities	(22.6)	—	(22.6)

The accompanying applicable Notes have been updated to reflect the restatement as of and for the three and six months ended June 30, 2020.

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

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a GAAP basis for the year ended December 31, 2021 is expected. During the year ended December 31, 2020 and continuing into the six months ended June 30, 2021, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Completing the sale of its Series A Convertible Participating Preferred Stock” (the “redeemable convertible preferred stock”), generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the previous quarterly cash dividend.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $119.2 million as of June 30, 2021 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of June 30, 2021 were $0.2 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $119.4 million as of June 30, 2021. Current and long-term deferred revenues as of December 31, 2020 were $48.6 million and zero, respectively. During the three and six months ended June 30, 2021, the Company recognized revenues of $9.3 million and $14.8 million, respectively,

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

from amounts included in deferred revenue at the beginning of the respective period. During the three and six months ended June 30, 2020, the Company recognized revenues of $1.2 million and $84.2 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

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

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the six months ended June 30, 2020. Goodwill impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $354.1 million and $203.9 million, respectively, during the six months ended June 30, 2020.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

On June 10, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of redeemable convertible preferred stock for a purchase price of $5.60 per share and (ii) effect a rights offering to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share. Onex agreed to purchase (the “Onex Backstop”) any and all redeemable convertible preferred stock not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share.  On June 29, 2020 (the “First Closing Date”), Emerald received proceeds of $252.0 million, net of fees and expenses of $11.6 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement.  Emerald used $50.0 million of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period started and ended on July 7, 2020 and July 22, 2020, respectively. On July 24, 2020, the Company issued a further 1,727,427 shares of redeemable convertible preferred stock pursuant to the Rights Offering and received proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of redeemable convertible preferred stock were sold to Onex in exchange for approximately $121.3 million, net of fees and estimated expenses of $5.8 million. The rights of the redeemable convertible preferred stock are summarized below.

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.  During the three and six months ended June 30, 2021, the redeemable convertible preferred stock accumulated $7.4 million and $14.6 million worth of dividends, respectively, bringing the aggregate accreted liquidation preference to $429.0 million as of June 30, 2021.  During each of the three and six months ended June 30, 2020, the redeemable convertible preferred stock accumulated $0.1 million worth of dividends, bringing the aggregate accreted liquidation preference to $263.6 million as of June 30, 2020. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of the initial issuance date, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the initial issuance date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the initial issuance date, the accreted liquidation preference.  In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable.  For the three and six months ending June 30, 2021, the Company recorded $8.8 million and $17.3 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value. For each of the three and six months ending June 30, 2020, the Company recorded $0.1 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2021 and 2020, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,442,407  redeemable convertible preferred stock shares outstanding which were convertible into 121,872,317 shares of common stock at June 30, 2021. These redeemable convertible preferred stock shares were anti-dilutive for the three and six months ended June 30, 2021 and are therefore excluded from the diluted (loss) income per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, share data in thousands except earnings per share)	2021 (As Restated)	2020	2021 (As Restated)	2020 (As Restated)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(46.5)	$9.9	$(61.8)	$(584.4)
Accretion to redemption value of redeemable convertible preferred stock	(8.8)	(0.1)	(17.3)	(0.1)
Participation rights on if-converted basis	—	(0.2)	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(55.3)	$9.6	$(79.1)	$(584.5)
Weighted average common shares outstanding	71,938	71,444	72,091	71,413
Basic (loss) income per share	$(0.77)	$0.13	$(1.10)	$(8.19)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(55.3)	$9.6	$(79.1)	$(584.5)
Dilutive effect of stock options	—	26	—	—
Diluted weighted average common shares outstanding	71,938	71,470	72,091	71,413
Diluted (loss) income per share	$(0.77)	$0.13	$(1.10)	$(8.19)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	16,221	5,978	16,228	5,957

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

12.	Income Taxes

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020 (As Restated)
Revenues
Commerce	$3.9	$1.5	$9.6	$51.0
Design and Technology	4.7	3.9	7.7	40.7
All Other	6.4	1.6	10.6	15.0
Total revenues	$15.0	$7.0	$27.9	$106.7

Other Income
Commerce	$—	$34.6	$7.3	$34.6
Design and Technology	2.3	12.9	5.4	12.9
All Other	—	0.7	3.7	0.7
Total other income	$2.3	$48.2	$16.4	$48.2

Adjusted EBITDA
Commerce	$(3.1)	$31.1	$2.8	$49.2
Design and Technology	1.3	12.0	0.9	22.6
All Other	(0.2)	(0.3)	2.5	2.9
Subtotal Adjusted EBITDA	$(2.0)	$42.8	$6.2	$74.7

General corporate and other expenses	$(11.6)	$(9.6)	$(22.5)	$(17.9)
Interest expense	(4.1)	(5.6)	(8.1)	(12.3)
Goodwill impairment charge	—	—	—	(588.2)
Intangible asset impairment charges	—	—	—	(59.4)
Depreciation and amortization	(12.1)	(12.2)	(23.9)	(25.0)
Stock-based compensation	(2.8)	(1.1)	(5.8)	(2.7)
Deferred revenue adjustment	(0.2)	-	(1.1)	-
Other items	(2.8)	(1.2)	(4.0)	(5.2)
(Loss) income before income taxes	$(35.6)	$13.1	$(59.2)	$(636.0)

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

The following information has been adjusted to reflect the restatements to our condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Quarterly Report and in Note 1, Basis of Presentation, in Notes to the Condensed Consolidated Financial Statements of this Amended Quarterly Report.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures.  As a result of these and various other factors, management made the decision to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first half of 2021.  The ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and could continue to have, a material negative impact on its financial results and liquidity. For more information, see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on November 5, 2021 – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$15.0	$7.0	$8.0	114.3%
Other income	2.3	48.2	(45.9)	NM
Cost of revenues	3.6	(0.8)	4.4	NM
Selling, general and administrative expense(1)	33.1	25.1	8.0	31.9%
Depreciation and amortization expense	12.1	12.2	(0.1)	(0.8%)
Operating (loss) income	(31.5)	18.7	(50.2)	(268.4%)
Interest expense, net	4.1	5.6	(1.5)	(26.8%)
(Loss) income before income taxes	(35.6)	13.1	(48.7)	(371.8%)
Provision for income taxes	10.9	3.2	7.7	240.6%
Net (loss) income and comprehensive (loss) income	$(46.5)	$9.9	$(56.4)	NM

Other financial data (unaudited):
Adjusted EBITDA(2)	$(13.6)	$33.2	$(46.8)	NM
Organic revenue(3)	$11.6	$6.3	$5.3	84.1%

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

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The tables in this section summarize key components of our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$27.9	$106.7	$(78.8)	(73.9%)
Other income	16.4	48.2	(31.8)	(66.0%)
Cost of revenues	7.6	42.8	(35.2)	(82.2%)
Selling, general and administrative expenses(1)	63.9	63.2	0.7	1.1%
Depreciation and amortization expense	23.9	25.0	(1.1)	(4.4%)
Goodwill impairment charge(2)	—	588.2	(588.2)	NM
Intangible asset impairment charges(3)	—	59.4	(59.4)	NM
Operating loss	(51.1)	(623.7)	572.6	(91.8%)
Interest expense	8.1	12.3	(4.2)	(34.1%)
Loss before income taxes	(59.2)	(636.0)	576.8	(90.7%)
Provision for (benefit from) income taxes	2.6	(51.6)	54.2	NM
Net loss and comprehensive loss	$(61.8)	$(584.4)	$522.6	(89.4%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$(16.3)	$56.8	$(73.1)	NM
Free Cash Flow(5)	$24.4	$(24.9)	$49.3	NM
Organic revenue(6)	$22.3	$101.2	$(78.9)	(78.0%)

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

(2)	Goodwill impairment charge for the six months ended June 30, 2020 represents a non-cash charge of $588.2 million.
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

	Six Months Ended June 30,
	2021	2020 (As Restated)
	(unaudited)
	(dollars in millions)
Net loss	$(61.8)	$(584.4)
Add:
Interest expense	8.1	12.3
Provision for (benefit from) income taxes	2.6	(51.6)
Goodwill impairment charge(a)	-	588.2
Intangible asset impairment charge(b)	-	59.4
Depreciation and amortization expense	23.9	25.0
Stock-based compensation expense(c)	5.8	2.7
Deferred revenue adjustment(d)	1.1	—
Other items(e)	4.0	5.2
Adjusted EBITDA	$(16.3)	$56.8

(a)	Represents non-cash goodwill impairment charges for the six months ended June 30, 2020, in connection with the Company’s interim testing of goodwill for impairment.
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

Segment Results for the Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Commerce

The following represents the change in revenue, expenses and operating loss in the Commerce reportable segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$9.6	$51.0	$(41.4)	(81.2%)
Other income	7.3	34.6	(27.3)	(78.9%)
Cost of revenues	3.3	18.6	(15.3)	(82.3%)
Selling, general and administrative expenses	10.8	17.8	(7.0)	(39.3%)
Depreciation and amortization expense	12.4	14.0	(1.6)	(11.4%)
Goodwill impairment charge	—	354.1	(354.1)	NM
Intangible asset impairment charges	—	30.7	(30.7)	NM
Operating loss	$(9.6)	$(349.6)	$340.0	NM

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

Goodwill Impairment

In the first quarter of 2020, in connection with a triggering event caused by the impact of the COVID-19 pandemic on the travel and events industry, the Company’s forecasted results and the market value of its common stock, management performed an interim goodwill impairment assessment.  As a result of this assessment, a $354.1 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Commerce segment.

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

Design and Technology

The following represents the change in revenue, expenses and operating loss in the Design and Technology reportable segment for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$7.7	$40.7	$(33.0)	(81.1%)
Other income	5.4	12.9	(7.5)	(58.1%)
Cost of revenues	3.0	18.1	(15.1)	(83.4%)
Selling, general and administrative expenses	9.2	12.9	(3.7)	(28.7%)
Depreciation and amortization expense	7.4	8.3	(0.9)	(10.8%)
Goodwill impairment charge	—	203.9	(203.9)	NM
Intangible asset impairment charges	—	22.7	(22.7)	NM
Operating loss	$(6.5)	$(212.3)	$205.8	NM

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

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$10.6	$15.0	$(4.4)	(29.3%)
Other income	3.7	0.7	3.0	428.6%
Cost of revenues	1.4	6.1	(4.7)	(77.0%)
Selling, general and administrative expenses	11.7	6.7	5.0	74.6%
Depreciation and amortization expense	2.9	1.4	1.5	107.1%
Goodwill impairment charge	—	30.2	(30.2)	NM
Intangible asset impairment charges	—	6.0	(6.0)	NM
Operating loss	$(1.7)	$(34.7)	$33.0	(95.1%)

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

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a GAAP basis for the year ended December 31, 2021 is expected. During the year ended December 31, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Completing the sale of its Series A Convertible Participating Preferred Stock (“redeemable convertible preferred stock”), generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the previous quarterly cash dividend.

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

Net cash provided by operating activities for the six months ended June 30, 2021 was $26.7 million, as compared to net cash used in operating activities of $22.6 million for the six months ended June 30, 2020. Cash provided by operating activities primarily reflects the decrease in our net loss of $498.4 million and increases in non-cash adjustments for deferred taxes of $57.9 million and $3.1 million for stock-based compensation expense during the six months ended June 30, 2021 partly offset by the non-recurrence of the goodwill impairment of $588.2 million and intangible asset impairment charges of $59.4 million incurred during the six months ended June 30, 2020, as well a $113.3 million increase in cash provided by working capital. Net loss plus non-cash items provided operating cash flows of $26.1 million and used operating cash flows of $37.9 million for the six months ended June 30, 2021 and 2020, respectively. Cash provided by operating activities reflects the generation of $52.8 million and the use of $60.5 million for working capital in the six months ended June 30, 2021 and 2020, respectively.

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

Net cash used in financing activities for the six months ended June 30, 2021 was $7.5 million, compared to cash provided by financing activities of $233.9 million for the six months ended June 30, 2020. The decrease was primarily due to proceeds from issuance of redeemable convertible preferred stock of $263.5 in the comparable period in 2020, partly offset by repayment on revolving credit facility net of borrowings of $10.0 million during the six months ended June 30, 2020, and payment of redeemable convertible preferred stock offering costs of $10.9 million during the six months ended June 30, 2020.

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

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant.  The impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of June 30, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the three months ended June 30, 2020.  In addition, management determined a triggering event had occurred in relation to several indefinite-lived intangible assets and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the three months ended June 30, 2020.   During the three and six months ended June 30, 2021, there were no triggering events or changes in circumstances that would indicate the carrying value may be impaired.  As a result, we determined that it was more likely than not that the Company’s goodwill was not impaired and, therefore, no quantitative assessment for impairment was required as of June 30, 2021.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on our operations, there can be no assurance that we will be able to conclude in future periods that it is more likely than not that our goodwill is not impaired.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. At the time of the Original Form 10-Q, the Company’s Chief Executive Officer and the Chief Financial Officer had concluded that as of June 30, 2021 the disclosure controls and procedures were effective at the reasonable assurance level. However, management has subsequently determined the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments that existed as of June 30, 2021.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020 and the condensed consolidated financial statements as of and for the quarters ended March 31, 2021 and June 30, 2021, as well as the quarterly condensed consolidated financial information for the 2020 interim periods ended June 30, September 30 and December 31, 2020 related to temporary equity, permanent equity, additional paid in capital, accretion to redemption value of redeemable convertible preferred stock, net loss and comprehensive loss attributable to common shareholders, loss per share and the related disclosures. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s second fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Specifically, we did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments. This material weakness resulted in the restatement of our previously filed consolidated financial statements as of and for the year ended December 31, 2020 and the condensed consolidated financial statements as of and for the quarters ended March 31, 2021 and June 30, 2021, as well as the quarterly condensed consolidated financial information for the 2020 interim periods ended June 30, September 30 and December 31, 2020 related to temporary equity, permanent equity, additional paid in capital, accretion to redemption value of redeemable convertible preferred stock, net loss and comprehensive loss attributable to common shareholders, loss per share and the related disclosures. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

As a result of this material weakness and the related restatements due to the change in the accounting for redeemable convertible preferred stock from permanent to temporary equity, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Amendment, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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