Form 10-Q
period 2021-09-30
Emerald Holding, Inc.
filed 2021-11-08
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, there were 70,133,463 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

•	the outcome of our litigation against the insurers to recover amounts due under our event cancellation insurance policies;
•	the potential impairment of intangible assets, including goodwill, on our balance sheet;
•	general economic conditions;
•	our ability to secure desirable dates and locations for our trade shows;
•	ability to assess and respond to changing market trends, including digital and virtual show offerings;
•	the failure to attract high-quality exhibitors and attendees;
•	the failure to fully realize the expected results and/or operating efficiencies from our strategic initiatives;
•	competition from existing operators or new competitors;
•	our top five trade shows generate a significant portion of our revenues;
•	the effect of shifts in marketing and advertising budgets to online initiatives;
•	our ability to retain our senior management team and our reliance on key full-time employees;
•	risks associated with our acquisition strategy and our ability to execute this strategy to accelerate growth;
•	our ability to use digital media and print publications to stay in close contact with our event audiences;
•	our and our exhibitors’ reliance on a limited number of outside contractors;
•	changes in legislation, regulation and government policy;
•	changes in U.S. tariff and import/export regulations;
•	our relationships with industry associations;

•	risks and costs associated with new trade show launches;
•	that we do not own certain of the trade shows that we operate;
•	the infringement or invalidation of proprietary rights;
•	disruption of our information technology systems;
•	the failure to maintain the integrity or confidentiality of employee or customer data;
•	risks associated with event cancellations or interruptions; our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$303.6	$295.3
Trade and other receivables, net of allowances of $0.9 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively	38.9	30.7
Insurance receivables	—	17.8
Prepaid expenses and other current assets	9.2	8.5
Total current assets	351.7	352.3
Noncurrent assets
Property and equipment, net	3.8	3.9
Intangible assets, net	248.0	275.0
Goodwill	407.9	404.3
Right-of-use lease assets	16.3	16.0
Other noncurrent assets	2.4	2.9
Total assets	$1,030.1	$1,054.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$54.1	$31.1
Cancelled event liabilities	21.6	25.9
Deferred revenues	83.0	48.6
Right-of-use lease liabilities, current portion	4.5	4.3
Term loan, current portion	5.7	5.7
Total current liabilities	168.9	115.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	512.0	515.3
Deferred tax liabilities, net	2.3	1.9
Right-of-use lease liabilities, noncurrent portion	14.0	13.4
Other noncurrent liabilities	11.8	13.7
Total liabilities	709.0	659.9
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at September 30, 2021 and December 31, 2020: 80,000; 71,442 and 71,445 shares issued and outstanding; aggregate liquidation preference of $436.5 million and $414.4 million at September 30, 2021 and December 31, 2020, respectively	424.6	398.3
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at September 30, 2021 and December 31, 2020: 800,000; 70,400 and 72,195 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	0.7	0.7
Additional paid-in capital	661.8	690.7
Accumulated deficit	(766.0)	(695.2)
Total stockholders’ equity (deficit)	(103.5)	(3.8)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,030.1	$1,054.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Loss and Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in millions, share data in thousands except earnings per share)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020 (As Restated)
Revenues	$76.5	$8.5	$104.4	$115.2
Other income	1.1	16.1	17.5	64.3
Cost of revenues	33.7	4.3	41.3	47.1
Selling, general and administrative expense	38.8	25.6	102.7	88.8
Depreciation and amortization expense	12.2	12.2	36.1	37.2
Goodwill impairment charge	—	—	—	588.2
Intangible asset impairment charges	—	—	—	59.4
Operating loss	(7.1)	(17.5)	(58.2)	(641.2)
Interest expense	3.9	4.2	12.0	16.5
Loss before income taxes	(11.0)	(21.7)	(70.2)	(657.7)
(Benefit from) provision for income taxes	(2.0)	(6.4)	0.6	(58.0)
Net loss and comprehensive loss	(9.0)	(15.3)	(70.8)	(599.7)
Accretion to redemption value of redeemable convertible preferred stock	(9.0)	(7.0)	(26.3)	(7.1)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(18.0)	$(22.3)	$(97.1)	$(606.8)
Basic loss per share	$(0.25)	$(0.31)	$(1.35)	$(8.49)
Diluted loss per share	$(0.25)	$(0.31)	$(1.35)	$(8.49)
Basic weighted average common shares outstanding	71,033	71,484	71,719	71,437
Diluted weighted average common shares outstanding	71,033	71,484	71,719	71,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and of Stockholders’ Equity (Deficit)

(unaudited)

	Three Months Ended September 30, 2021
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2021	71,442	$415.6	71,518	$0.7	$673.9	$(757.0)	$(82.4)
Stock-based compensation	—	—	55	—	2.5	—	2.5
Issuance of common stock under equity plans	—	—	20	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	9.0	—	—	(9.0)	—	(9.0)
Repurchase of common stock	—	—	(1,193)	—	(5.6)	—	(5.6)
Net loss and comprehensive loss	—	—	—	—	—	(9.0)	(9.0)
Balances at September 30, 2021	71,442	$424.6	70,400	$0.7	$661.8	$(766.0)	$(103.5)

	Nine Months Ended September 30, 2021
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	281	—	8.1	—	8.1
Issuance of common stock under equity plans	—	—	42	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	26.3	—	—	(26.3)	—	(26.3)
Redeemable convertible preferred stock conversion	(3)	—	5	—	—	—	—
Repurchase of common stock	—	—	(2,123)	—	(10.7)	—	(10.7)
Net loss and comprehensive loss	—	—	—	—	—	(70.8)	(70.8)
Balances at September 30, 2021	71,442	$424.6	70,400	$0.7	$661.8	$(766.0)	$(103.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and of Stockholders’ Equity (Deficit)

(unaudited)—Continued

	Three Months Ended September 30, 2020
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2020	47,058	$252.1	71,453	$0.7	$698.9	$(646.1)	$53.5
Stock-based compensation	—	—	27	—	1.5	—	1.5
Issuance of common stock under equity plans	—	—	20.0	—	0.4	—	0.4
Issuance of redeemable convertible preferred stock, net of issuance costs	24,388	130.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	7.0	—	—	(7.0)	—	(7.0)
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at September 30, 2020 (As Restated)	71,446	$389.8	71,500	$0.7	$693.8	$(661.4)	$33.1

	Nine Months Ended September 30, 2020
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	116	—	5.1	—	5.1
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	47	—	0.1	—	0.1
Issuance of redeemable convertible preferred stock, net of issuance costs	71,446	382.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	7.1	—	—	(7.1)	—	(7.1)
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(599.7)	(599.7)
Balances at September 30, 2020 (As Restated)	71,446	$389.8	71,500	$0.7	$693.8	$(661.4)	$33.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020 (As Restated)
Operating activities
Net loss	$(70.8)	$(599.7)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	8.2	4.2
Provision for credit losses	0.2	0.2
Depreciation and amortization	36.1	37.2
Goodwill impairment	—	588.2
Intangible asset impairments	—	59.4
Non-cash operating lease expense	2.4	2.4
Amortization of deferred financing fees and debt discount	1.1	1.1
Remeasurement of contingent consideration	2.6	0.6
Deferred income taxes	0.4	(57.7)
Changes in operating assets and liabilities:
Trade and other receivables	(8.3)	19.5
Insurance receivables	17.8	(9.5)
Prepaid expenses and other current assets	(0.6)	14.0
Other noncurrent assets	0.3	(0.3)
Accounts payable and other current liabilities	21.6	(0.1)
Cancelled event liabilities	(4.3)	24.9
Income tax payable	0.3	(1.5)
Deferred revenues	33.8	(122.7)
Operating lease liabilities	(1.8)	(2.3)
Other noncurrent liabilities	(2.7)	(0.6)
Net cash provided by (used in) operating activities	36.3	(42.7)
Investing activities
Acquisition of businesses	(7.0)	—
Purchases of property and equipment	(1.0)	(0.9)
Purchases of intangible assets	(3.1)	(2.2)
Net cash used in investing activities	(11.1)	(3.1)
Financing activities
Payment of deferred consideration for acquisition of businesses	(2.0)	(0.5)
Proceeds from borrowings on revolving credit facility	—	95.0
Repayment of revolving credit facility	—	(105.0)
Repayment of principal on term loan	(4.2)	(4.2)
Fees paid for revolving credit facility extension	(0.1)	—
Cash dividends paid	—	(5.4)
Repurchase of common stock	(10.7)	(0.1)
Issuance of redeemable convertible preferred stock	—	400.1
Payment of redeemable convertible preferred stock offering costs	—	(17.2)
Proceeds from issuance of common stock under equity plans	0.1	0.2
Net cash (used in) provided by financing activities	(16.9)	362.9
Net increase in cash and cash equivalents	8.3	317.1
Cash and cash equivalents
Beginning of period	295.3	9.6
End of period	$303.6	$326.7
Supplemental schedule of non-cash financing activities
Redeemable convertible preferred stock offering costs	$—	$0.2

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

The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Restatement of Condensed Consolidated Financial Statements

As previously disclosed in the Company’s 2020 Form 10-K/A and its Q1 2021 and Q2 2021 Form 10-Q/As, as filed on November 5, 2021, prior to the filing of this Form 10-Q the Company identified a material error in its accounting for its 7% Series A Redeemable Convertible Participating Preferred Stock (“redeemable convertible preferred stock”), which was initially issued in June 2020, as further described below. As a result, the Company has restated the impacted accompanying condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020 to correct for such error.

As a result of the Company’s reassessment of its accounting for its redeemable convertible preferred stock, it was determined that, pursuant to the terms of the Certificate of Designations relating to the redeemable convertible preferred stock, owners of the redeemable convertible preferred stock have the right to sell, and if such right is exercised, the Company has the obligation to redeem, the redeemable convertible preferred stock in certain circumstances that are not solely in the control of the Company.  Because the events that may trigger redemption of the redeemable convertible preferred stock are not solely within the Company’s control, the Company has concluded that the amount allocated to the redeemable convertible preferred stock should be presented as temporary equity in the Company’s balance sheet rather than as permanent equity. As a result of incorrectly accounting for the redeemable convertible preferred stock as permanent equity, the Company did not accrete the carrying amount of the redeemable convertible preferred stock to the redemption value when the redeemable convertible preferred stock was probable of becoming redeemable, resulting in an understatement of the accretion of the carrying value of the redeemable convertible preferred stock by $7.0 million and $7.1 million for the three and nine months ended  September 30, 2020, respectively, and a corresponding overstatement of the additional paid-in capital.  In addition, the Company was accounting for the redeemable convertible preferred stock as stockholders’ equity and calculated the income attributable to the redeemable convertible preferred stock based solely on adjustments for cumulative undeclared dividends and other participation rights in accordance with the accounting principles generally accepted in the United States (“GAAP”) for preferred stock classified as stockholders’ equity. During the three and nine months ended September 30, 2020, there is no difference in the amounts previously reported as net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders in the condensed consolidated statements of loss and comprehensive loss as the cumulative undeclared dividends used in the original calculation equals the amount of accretion of the redeemable convertible preferred stock to its redemption value in the updated calculation.

In connection with the Q3 2020 restatement to correct the accounting for the redeemable convertible preferred stock as further described above, the Company is also correcting for a previously identified Q1 2020 error which impacted the Q3 2020 year to date condensed consolidated financial statements. Specifically, in the fourth quarter of 2020, management identified an error in the determination of its goodwill impairment recognized in the first quarter of 2020, resulting from the incorrect allocation of deferred tax assets to certain of the Company’s reporting units. Management concluded that this error, which resulted in a $24.2 million understatement of its impairment charge initially recorded in Q1 2020, did not result in the previously issued condensed consolidated quarterly financial statements being materially misstated and therefore had corrected such error as an out of period adjustment in Q4 2020, as previously disclosed in the Company’s originally filed 2020 Form 10-K.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported condensed consolidated financial statements for the quarterly periods. (dollars in millions, share data in thousands except earnings per share and share par value):

	Nine months ended September 30, 2020
Condensed Consolidated Statements of Loss and Comprehensive Loss	As Originally Reported	Adjustments	As Restated
(dollars in millions, share data in thousands except earnings per share)	(unaudited)
Goodwill impairment charge	564.0	24.2	588.2
Operating loss	(617.0)	(24.2)	(641.2)
Loss before income taxes	(633.5)	(24.2)	(657.7)
Net loss and comprehensive loss	(575.5)	(24.2)	(599.7)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(582.6)	$(24.2)	$(606.8)
Basic loss per share	$(8.16)	$(0.33)	$(8.49)
Diluted loss per share	$(8.16)	$(0.33)	$(8.49)
Basic weighted average common shares outstanding	71,437	71,437	71,437
Diluted weighted average common shares outstanding	71,437	71,437	71,437

	Three Months Ended September 30, 2020
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2020			47,058	$0.5	71,453	$0.7	$950.5	$(621.9)	$329.8
Stock-based compensation			—	—	27	—	1.5	—	1.5
Issuance of common stock under equity plans			—	—	20	—	—	—	—
Issuance of redeemable convertible preferred stock, net of issuance costs			24,388	0.2	—	—	130.9	—	131.1
Net loss and comprehensive loss			—	—	—	—	—	(15.3)	(15.3)
Balances at September 30, 2020			71,446	$0.7	71,500	$0.7	$1,082.9	$(637.2)	$447.1

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2020	47,058	$252.1	(47,058)	$(0.5)	—	$—	$(251.6)	$(24.2)	$(276.3)
Issuance of redeemable convertible preferred stock, net of issuance costs	24,388	130.7	(24,388)	(0.2)	—	—	(130.5)	—	(130.7)
Accretion to redemption value of redeemable convertible preferred stock	—	7.0	—	—	—	—	(7.0)	—	(7.0)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—
Balances at September 30, 2020	71,446	$389.8	(71,446)	$(0.7)	—	$—	$(389.1)	$(24.2)	$(414.0)

			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at June 30, 2020	47,058	$252.1	71,453	$0.7	$698.9	$(646.1)	$53.5
Stock-based compensation	—	—	27	—	1.5	—	1.5
Issuance of common stock under equity plans	—	—	20	—	0.4	—	0.4
Issuance of redeemable convertible preferred stock, net of issuance costs	24,388	130.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	7.0	—	—	(7.0)	—	(7.0)
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at September 30, 2020 (As Restated)	71,446	$389.8	71,500	$0.7	$693.8	$(661.4)	$33.1

	Nine Months Ended September 30, 2020
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) As Originally Reported			Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)			Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019			—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation			—	—	116	—	4.7	—	4.7
Dividends on common stock			—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans			—	—	47	—	0.1	—	0.1
Issuance of redeemable convertible preferred stock, net of issuance costs			71,446	0.7	—	—	382.4	—	383.1
Repurchase of common stock			—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss			—	—	—	—	—	(575.5)	(575.5)
Balances at September 30, 2020			71,446	$0.7	71,500	$0.7	$1,082.9	$(637.2)	$447.1

Adjustments	Redeemable Convertible Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of redeemable convertible preferred stock, net of issuance costs	71,446	382.7	(71,446)	(0.7)	—	—	(382.0)	—	(382.7)
Accretion to redemption value of redeemable convertible preferred stock	—	7.1	—	—	—	—	(7.1)	—	(7.1)
Net loss and comprehensive loss	—	—	—	—	—	—	—	(24.2)	(24.2)
Balances at September 30, 2020	71,446	$389.8	(71,446)	$(0.7)	—	$—	$(389.1)	$(24.2)	$(414.0)

			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) (As Restated)	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	116	—	5.1	—	5.1
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	47	—	0.1	—	0.1
Issuance of redeemable convertible preferred stock, net of issuance costs	71,446	382.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	7.1	—	—	(7.1)	—	(7.1)
Repurchase of common stock	—	—	(15)	—	—	(0.1)	(0.1)
Net loss and comprehensive loss	—	—	—	—	—	(599.7)	(599.7)
Balances at September 30, 2020 (As Restated)	71,446	$389.8	71,500	$0.7	$693.8	$(661.4)	$33.1

	Nine Months Ended September 30, 2020
Condensed Consolidated Statement of Cash Flows	As Originally Reported	Adjustments	As Restated
Operating activities
Net loss	$(575.5)	$(24.2)	$(599.7)
Goodwill impairment	564.0	24.2	588.2
Net cash provided by (used in) operating activities	(42.7)	—	(42.7)

The accompanying applicable Notes have been updated to reflect the restatement as of and for the three and nine months ended September 30, 2020.

Liquidity Position and Management’s Plans

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020. In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live events staging in the first six months of 2021.  Following the reopening of most major municipalities in the United States in June 2021, the Company traded 32 in-person events during the third quarter.  As expected, the continued effects of COVID-19 related issues such as international travel restrictions and the need to postpone several Company events, negatively impacted the financial results of the Company’s third quarter 2021.  While travel restrictions on international travelers to the United States are expected to be lifted in the fourth quarter of 2021, the ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a GAAP basis for the year ended December 31, 2021 is expected. During the year ended December 31, 2020 and continuing into the nine months ended September 30, 2021, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Completing the sale of its 7% Series A Convertible Participating Preferred Stock, generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors; and
•	Suspending the previous quarterly cash dividend.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Emerald’s renewed event cancellation insurance policies for the year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. The aggregate limit for our renewed 2022 primary event cancellation insurance policy is $100 million.  We also obtained a separate event cancellation insurance policy for the Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with a coverage limit of $8.4 million and $6.5 million, for each respective event.

The Company is in the process of pursuing claims under our 2020 and 2021 event cancellation insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19.  To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $76.2 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2020 and 2021, totaled $124.5 million and zero, respectively.  During the three and nine months ended September 30, 2021, the Company recorded Other income of $1.1 million and $17.5 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.  During the three and nine months ended September 30, 2020, the Company recorded Other income of $16.1 million and $64.3 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.  Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

As of September 30, 2021, the Company had $521.0 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of September 30, 2021, the Company had cash and cash equivalents of $303.6 million.  As of September 30, 2021, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

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

Due to the reopening of most major municipalities in the United States in June 2021, the Company was able to hold 32 in-person events during the third quarter of 2021. However, on-going international travel restrictions and date postponements continued to have a negative impact on the financial results of the Company. Restrictions on international travelers within the United States are expected to be lifted in the fourth quarter of 2021; however, on-going international travel restrictions and date postponements continued to have a negative impact on the financial results of the Company.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Trade show revenues represented approximately 74% and 59% of total revenues for the three and nine months ended September 30, 2021, respectively. Trade show revenues represented approximately zero and 68% of total revenues for the three and nine months ended September 30, 2020, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $83.0 million as of September 30, 2021 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of September 30, 2021 were $0.4 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $83.4 million as of September 30, 2021. Current and long-term deferred revenues as of December 31, 2020 were $48.6 million and zero, respectively. During the three and nine months ended September 30, 2021, the Company recognized revenues of $76.7 million and $91.4 million, respectively, from amounts included in deferred revenue at the beginning

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

of the respective period. During the three and nine months ended September 30, 2020, the Company recognized revenues of $2.3 million and $86.5 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

The Company cancelled all but one of the trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 2020, and also cancelled or postponed all trade shows and other events in the first half of 2021, except for several relatively small live events that staged in the second quarter of 2021. As previously discussed, the Company was able to return to a more typical schedule of live events during the third quarter of 2021. The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of September 30, 2021, cancelled event liabilities of $21.6 million represents $17.5 million of deferred revenues for cancelled trade shows and $4.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2020, cancelled event liabilities of $25.9 million represents $13.6 million of deferred revenues for cancelled trade shows and $12.3 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

For the Company’s subscription software and services, the Company enters into contracts with customers that often include multiple performance obligations, which are generally capable of being distinct.  Fees associated with implementation and professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are typically three-year terms with one-year renewals following the initial three-year term.

For the Company’s other marketing services, revenues are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied. This generally occurs in the period in which the publications are issued. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year are immaterial.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events, subscription software and services and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Three Months Ended September 30, 2021	(in millions)
Trade shows	$39.4	$16.3	$0.7	$56.4
Other events	0.2	2.6	6.1	8.9
Subscription software and services	—	—	2.9	2.9
Other marketing services	1.3	3.9	3.1	8.3
Total revenues	$40.9	$22.8	$12.8	$76.5

Three Months Ended September 30, 2020
Trade shows	$—	$—	$—	$—
Other events	0.5	1.5	0.1	2.1
Subscription software and services	—	—	—	—
Other marketing services	1.2	3.5	1.7	6.4
Total revenues	$1.7	$5.0	$1.8	$8.5

Nine Months Ended September 30, 2021
Trade shows	$45.0	$16.3	$0.7	$62.0
Other events	1.6	3.7	7.5	12.8
Subscription software and services	—	—	7.9	7.9
Other marketing services	3.9	10.5	7.3	21.7
Total revenues	$50.5	$30.5	$23.4	$104.4

Nine Months Ended September 30, 2020
Trade shows	$47.9	$28.5	$2.3	$78.7
Other events	0.5	5.9	9.9	16.3
Subscription software and services	—	—	—	—
Other marketing services	4.3	11.3	4.6	20.2
Total revenues	$52.7	$45.7	$16.8	$115.2

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of September 30, 2021, the Company does not have material contract assets.

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

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for industry publications

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

are generally short term, as sales typically begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the condensed consolidated statements of loss and comprehensive loss as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and nine months ended September 30, 2021, were not material.
4.	Business Acquisitions

In December 2020, the Company acquired the assets and assumed the liabilities of PlumRiver Technologies (“PlumRiver”) and EDspaces for total purchase prices of $46.4 million and $3.6 million, respectively. The measurement periods for PlumRiver and EDspaces were closed in the second quarter of 2021 and the fourth quarter of 2020, respectively. In April 2021, the Company acquired the assets and assumed the liabilities of Sue Bryce Education and The Portrait Masters for a total purchase price of $7.7 million, which included contingent consideration with an estimated fair value of $1.0 million. The measurement period for Sue Bryce Education and The Portrait Masters was closed in the second quarter of 2021. Each of the transactions qualified as an acquisition of a business and were accounted for as business combinations.

The Company recorded goodwill of zero and $3.4 million during the three and nine months ended September 30, 2021, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce.  Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

Sue Bryce Education and The Portrait Masters

In furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company executed an asset purchase agreement on April 1, 2021 to acquire certain assets and assume certain liabilities associated with Sue Bryce Education and The Portrait Masters for a total estimated purchase price of $7.7 million, which included an initial cash payment of $6.9 million and contingent consideration with an estimated fair value of $0.8 million. As of September 30, 2021, the estimated fair value of the contingent consideration was $0.9 million. Sue Bryce Education and The Portrait Masters is a subscription-based photography business education and e-learning service with a photography conference.

External acquisition costs of $0.1 million were expensed as incurred during the nine months ended September 30, 2021, respectively, and included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	April 1, 2021
Goodwill	3.3
Intangible assets	4.9
Deferred revenues	(0.5)
Purchase price	$7.7

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

PlumRiver

In furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company executed an asset purchase agreement on December 31, 2020 to acquire certain assets and assume certain liabilities associated with PlumRiver for a total estimated purchase price of $46.4 million, which included an initial cash payment of $30.0 million, $4.4 million in common stock, a working capital adjustment of approximately $1.1 million, a deferred payment of $2.0 million, which is due to be paid in July 2022, and contingent consideration with an estimated fair value of $10.0 million. The contingent consideration consisted of three components with total potential future payments of $11.0 million including (i) $2.0 million for the achievement of a technological milestone expected to be paid in the second quarter of 2021, (ii) up to $2.0 million for the successful onboarding of qualified customers expected to be paid in the fourth quarter of 2021 and (iii) up to $7.0 million for the achievement of revenue targets expected to be paid in the first quarter of 2023. During the nine months ended September 30, 2021, the Company determined that the technological milestone had been achieved and paid $2.0 million related to the achievement of the milestone. As of September 30, 2021, the estimated fair value of the contingent consideration was $8.6 million. The PlumRiver acquisition was financed with cash on hand and the issuance of 805,948 shares of the Company’s common stock.

External acquisition costs of $1.4 million were expensed as incurred in 2020 and included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	December 31, 2020
Trade and other receivables	$1.9
Goodwill	25.3
Intangible assets	20.0
Accounts payable and other current liabilities	(0.3)
Deferred revenues	(0.5)
Purchase price, including working capital adjustment	$46.4

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Furniture, equipment and other	$7.1	$6.4
Leasehold improvements	3.5	3.2
	10.6	9.6
Less: Accumulated depreciation	(6.8)	(5.7)
Property and equipment, net	$3.8	$3.9

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2021 was $0.4 million and $1.0 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended September 30, 2020 was $0.4 million and $1.0 million, respectively.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at September 30, 2021	$65.9	$372.3	$91.3	$6.4	$1.5	$12.4	$5.3	$555.1
Accumulated amortization	—	(283.3)	(12.6)	(0.7)	(0.1)	(10.4)	—	(307.1)
Net carrying amount at September 30, 2021	$65.9	$89.0	$78.7	$5.7	$1.4	$2.0	$5.3	$248.0

Gross carrying amount at December 31, 2020	$65.9	$369.0	$91.1	$6.2	$—	$12.3	$2.5	$547.0
Accumulated amortization	—	$(253.4)	$(9.1)	—	—	$(9.5)	—	(272.0)
Net carrying amount at December 31, 2020	$65.9	$115.6	$82.0	$6.2	$—	$2.8	$2.5	$275.0

Amortization expense for the three and nine months ended September 30, 2021 was $11.8 million and $35.1 million, respectively. Amortization expense for the three and nine months ended September 30, 2020 was $11.8 million and $36.2 million, respectively.

Estimated future amortization expense as of September 30, 2021:

(in millions)	September 30, 2021
2021 (Remaining 3 months)	$11.7
2022	44.7
2023	32.2
2024	13.3
2025	10.1
Thereafter	64.9
$176.9

Impairment of Indefinite-Lived Intangible Assets

During the first quarter of 2020, as a result of the COVID-19 pandemic’s impact on Emerald’s live events business, management revised its forecast for the future performance of several trade show brands. Management determined these circumstances to be a triggering event, and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the nine months ended September 30, 2020.  The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of loss and comprehensive loss.  Indefinite-lived intangible asset impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $24.1 million and $17.0 million, respectively, during the nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, there have been no triggering events or changes in circumstances that would indicate the

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

carrying value of the Company’s indefinite-lived intangible assets are impaired.  As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2021.

Impairment of Long-Lived Assets Other than Goodwill

The impact of the COVID-19 pandemic on Emerald’s live events business during the first quarter of 2020 and the uncertainty around when live events would resume caused management to believe that the COVID-19 outbreak would continue have a material negative impact on the Company’s financial results once the outbreak was contained.  These factors, including management’s revised forecast for the future performance of brands, indicated the carrying value of certain trade names and customer relationships may not be recoverable. As a result, the Company evaluated the recoverability of the related intangible assets to be held and used during the three months ended March 31, 2020. The recoverability test, based on an income approach, indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge of $13.2 million during the nine months ended September 30, 2020. Long-lived asset impairments in the Commerce reportable segment and Design and Technology reportable segment were $6.7 million and $5.7 million, respectively, during the nine months ended September 30, 2020.  During the three and nine months ended September 30, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable.  As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2021.

As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s indefinite-lived intangible assets and long-lived assets other than goodwill are not impaired.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2020	$230.9	$133.7	$39.7	$404.3
Acquisition	—	—	3.4	3.4
Adjustments	—	—	0.2	0.2
Balance at September 30, 2021	$230.9	$133.7	$43.3	$407.9

Impairment of Goodwill

The Company tests for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred.  Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the nine months ended September 30, 2020. Goodwill impairment charges in the Commerce reportable segment and Design and Technology reportable segment were $354.1 million and $203.9 million, respectively, during the nine months ended September 30, 2020.

During the three and nine months ended September 30, 2021, management has determined there has been no triggering event. As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2021.  As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s goodwill is not impaired.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

7.	Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2021	December 31, 2020
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.25% as of September 30, 2021 and December 31, 2020 (equal to 2.58% and 2.65% at September 30, 2021 and December 31, 2020, respectively) due 2024, net(a)	$517.7	$521.0
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$512.0	$515.3

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of September 30, 2021 was recorded net of unamortized discount of $1.5 million and net of unamortized deferred financing fees of $1.8 million.  The Amended and Restated Term Loan Facility as of December 31, 2020 was recorded net of unamortized discount of $2.0 million and net of unamortized deferred financing fees of $2.4 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $495.6 million as of September 30, 2021.

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

Emerald X had no borrowings outstanding under its Revolving Credit Facility as of September 30, 2021 and December 31, 2020, respectively. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of September 30, 2021 and December 31, 2020. For the period ended August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%.  As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through September 30, 2021, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Interest Expense

Interest expense reported in the condensed consolidated statements of loss and comprehensive loss consists of the following:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2021	2020	2021	2020
Senior secured term loan	$3.4	$3.6	$10.4	$14.0
Non-cash interest for amortization of debt discount and debt issuance costs	0.3	0.4	1.1	1.1
Revolving credit facility interest and commitment fees	0.2	0.2	0.5	1.4
Total interest expense	$3.9	$4.2	$12.0	$16.5

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of September 30, 2021, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.	Fair Value Measurements and Financial Risk

As of September 30, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$23.9	$23.9	$—	$—
Money market mutual funds(a)	279.7	279.7	—	—
Total assets at fair value	$303.6	$303.6	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(b)	14.7	—	—	14.7
Total liabilities at fair value	$15.1	$—	$—	$15.1

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of December 31, 2020, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

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

The market-based share awards liability of $0.4 million as of September 30, 2021 and December 31, 2020, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss. Refer to Footnote 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

As of September 30, 2021 and December 31, 2020, the Company had $14.7 million and $13.3 million, respectively, in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of G3 Communications, EDspaces PlumRiver, and Sue Bryce Education and The Portrait Masters. The contingent consideration liability of $14.7 million as of September 30, 2021 consists of liabilities of $2.0 million, $0.4 million, $4.9 million, $7.4 million and $0.4 million, which are expected to be settled in 2021, 2024, 2022 and 2023, respectively.  The contingent consideration liability of $13.3 million as of December 31, 2020 consists of liabilities of $3.8 million, $2.9 million and $6.6 million, which are expected to be settled in 2021, 2022 and 2023, respectively. During the second quarter of 2021, the Company paid $2.0 million in contingent consideration related to the achievement of a technological functionality milestone related to PlumRiver. The liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during third quarter of 2021, the Company recorded a $0.9 million increase in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.  During the three and nine months ended September 30, 2021, the redeemable convertible preferred stock accumulated $7.5 million and $22.1 million worth of dividends, respectively, bringing the aggregate accreted liquidation preference to $436.5 million as of September 30, 2021.  During the three and nine months ended September 30, 2020, the redeemable convertible preferred stock accumulated $7.0 million and $7.1 million worth of dividends, respectively.  Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

Conversion Features

Shares of the redeemable convertible preferred stock may be converted at the option of the holder into a number of shares of common stock equal to (a) the amount of the accreted liquidation preference, divided by (b) the applicable conversion price. Each share of redeemable convertible preferred stock had an initial liquidation preference of $5.60 and were initially convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share. The conversion price is subject to customary anti-dilution adjustments upon the occurrence of certain events, including downward adjustment in the event the Company issues securities, subject to exceptions, at a price that is lower than the fair market value of such securities.

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of the initial issuance date, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the initial issuance date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the initial issuance date, the accreted liquidation preference.  In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable.  For the three and nine months ending September 30, 2021, the Company recorded $9.0 million and $26.3 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.  For the three and nine months ending September 30, 2020, the Company recorded $7.0 million and $7.1 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid or declared during the first, second or third quarters of 2021.

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

Share Repurchases

October 2020 Share Repurchase Program (“October 2020 Share Repurchase Program”)

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program.  Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. The Company repurchased 1,193,861 shares and 2,122,964 shares for $5.5 million and $10.7 million during the three and nine months ended September 30, 2021, respectively. There was $8.6 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of September 30, 2021.

July 2019 Share Repurchase Program (“July 2019 Share Repurchase Program”)

In July 2019, the Company’s Board authorized and approved a $30.0 million share repurchase program. The July 2019 Share Repurchase program was terminated on July 31, 2020. The Company repurchased no shares and 14,988 shares for zero and $0.1 million during the three and nine months ended September 30, 2020. There were no remaining amounts available for share repurchases as of September 30, 2021 in connection with the July 2019 Share Repurchase Program.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

10.	Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Company’s Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three and nine months ended September 30, 2021 and 2020.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.6 million and $4.9 million for the three and nine months ended September 30, 2021, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $0.2 million and $1.5 million for the three and nine months ended September 30, 2020, respectively.

Stock option activity for the nine months ended September 30, 2021, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2020	3,978	$13.68	3.6	$—
Granted	11,800	6.37
Exercised	—	—
Forfeited	(1,508)	8.95
Outstanding at September 30, 2021	14,270	$8.13	8.3	$—
Exercisable at September 30, 2021	2,606	$14.15	4.3	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on September 30, 2021 for those options for which the market price was in excess of the exercise price.

There was a total of $12.5 million unrecognized stock-based compensation expense at September 30, 2021 related to unvested stock options expected to be recognized over a weighted-average period of 3.5 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2021 was $0.9 million and $3.3 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2020 was $1.3 million and $3.5 million, respectively. There was a total of $5.7 million of unrecognized stock-based compensation expense at September 30, 2021 related to unvested RSUs expected to be recognized over a weighted-average period of 2.8 years.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

RSU activity for the nine months ended September 30, 2021 was as follows:

(share data in thousands, except per share data)	Number of RSUs	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2020	1,303	$10.31
Granted	630	5.14
Forfeited	(161)	8.10
Vested	(405)	10.37
Unvested balance, September 30, 2021	1,367	$8.16

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of September 30, 2021, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

As of September 30, 2021 and December 31, 2020, the liability for these awards was $0.4 million and $0.4 million, respectively, and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model.  The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million.  The Company recognized a reduction of stock-based compensation expense relating to performance-based market condition share awards of $0.1 million and recognized stock-based compensation expense relating to performance-based market condition share awards of zero during the three and nine months ended September 30, 2021, respectively. The Company recognized a reduction of stock-based compensation expense of zero and $0.5 million for the three and nine months ended September 30, 2020, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at September 30, 2021 were as follows:

September 30, 2021
Expected volatility	55.00%
Dividend yield	0.00%
Risk-free interest rate	1.39%
Weighted-average expected term (in years)	3.8

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2021 and 2020, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,442,407 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding which were convertible into 124,005,083 shares of common stock at September 30, 2021. These preferred stock shares were anti-dilutive for the three and nine months ended September 30, 2021 and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2021	2020	2021	2020 (As Restated)
Net loss and comprehensive loss attributable to Emerald Holding, Inc.	$(9.0)	$(15.3)	$(70.8)	$(599.7)
Accretion to redemption value of redeemable convertible preferred stock	(9.0)	(7.0)	(26.3)	(7.1)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(18.0)	$(22.3)	$(97.1)	$(606.8)
Weighted average common shares outstanding	71,033	71,484	71,719	71,437
Basic loss per share	$(0.25)	$(0.31)	$(1.35)	$(8.49)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(18.0)	$(22.3)	$(97.1)	$(606.8)
Diluted weighted average common shares outstanding	71,033	71,484	71,719	71,437
Diluted loss per share	$(0.25)	$(0.31)	$(1.35)	$(8.49)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	1,259	5,651	14,911	5,650

12.	Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the loss before income taxes for the period. In determining the full year effective tax rate estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the expected relationship between income tax expense (benefit) and pre-tax loss. Significant judgment is exercised in determining the income tax provision due to transactions, credits and estimates where the ultimate tax determination is uncertain.

The Company’s U.S. federal statutory corporate income tax rate was 21% as of September 30, 2021. For the three and nine months ended September 30, 2021, the Company recorded benefit from income taxes of $2.0 million and provision for income taxes of $0.6 million, respectively, resulting in effective tax rates of 17.5% and negative 0.9%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances and nondeductible officer compensation. For the three and nine months ended September 30, 2020, the Company recorded benefits from income taxes of $6.4 million and $58.0 million, respectively, which resulted in effective tax rates of 29.5% and 9.2%, respectively.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liabilities for unrecognized tax benefits and associated interest and penalties were $1.3 million and $1.1 million as of September 30, 2021 and December 31, 2020, respectively.

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

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	September 30, 2021	December 31, 2020
Accrued event costs	$17.0	$7.3
Accrued personnel costs	15.7	12.7
Trade payables	12.4	3.8
Contingent consideration	7.1	3.7
Other current liabilities	1.9	3.6
Total accounts payable and other current liabilities	$54.1	$31.1

15.	Segment Information

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

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020 (As Restated)
Revenues
Commerce	$40.9	$1.7	$50.5	$52.7
Design and Technology	22.8	5.0	30.5	45.7
All Other	12.8	1.8	23.4	16.8
Total revenues	$76.5	$8.5	$104.4	$115.2

Other Income
Commerce	$1.0	$10.7	$8.3	$45.3
Design and Technology	-	3.1	5.4	16.0
All Other	0.1	2.3	3.8	3.0
Total other income	$1.1	$16.1	$17.5	$64.3

Adjusted EBITDA
Commerce	$19.1	$6.0	$21.9	$55.2
Design and Technology	3.1	1.4	4.0	24.0
All Other	(1.3)	0.2	1.2	3.1
Subtotal Adjusted EBITDA	$20.9	$7.6	$27.1	$82.3

General corporate and other expenses	$(11.5)	$(10.8)	$(34.0)	$(28.7)
Interest expense	(3.9)	(4.2)	(12.0)	(16.5)
Goodwill impairment charge	—	—	—	(588.2)
Intangible asset impairment charges	—	—	—	(59.4)
Depreciation and amortization	(12.2)	(12.2)	(36.1)	(37.2)
Stock-based compensation	(2.4)	(1.5)	(8.2)	(4.2)
Deferred revenue adjustment	(0.3)	—	(1.4)	—
Other items	(1.6)	(0.6)	(5.6)	(5.8)
Loss before income taxes	$(11.0)	$(21.7)	$(70.2)	$(657.7)

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the three and nine months ended September 30, 2021 and 2020, substantially all revenues were derived from transactions in the United States.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.	Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 86.0% of the Company’s common stock on an as-converted basis as of September 30, 2021. Affiliates of Onex Corporation held a 49% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. The Company made payments of $0.3 million and $0.4 million to ASM and ASM managed facilities during the three and nine months ended September 30, 2021, respectively.  The Company made payments of zero and $0.4 million to ASM and ASM managed facilities during the three and nine months ended September 30, 2020, respectively.  The Company had no amounts due to ASM as of September 30, 2021 and December 31, 2020, respectively.
17.	Subsequent Event

October 2020 Share Repurchase Program Extension and Expansion

On October 29, 2021, the Company’s Board approved an extension and expansion of its share repurchase program which allows for the repurchase of $20.0 million of the Company’s common stock through December 31, 2022, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

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

The following information has been adjusted to reflect the restatement to our 2020 condensed consolidated financial statements as described in Note 1, Basis of Presentation, in Notes to the Condensed Consolidated Financial Statements of this Quarterly Report.

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

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — In March 2020, the World Health Organization categorized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency.  In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements.  In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel or postpone a significant portion of our event calendar for the remainder of 2020 and the first half of 2021.  Following the reopening of most major municipalities in the United States in June 2021, the Company traded 32 in-person events during the third quarter. As expected, the continued effects of COVID-19 related issues, such as international travel restrictions and the need to postpone several of our events, have negatively impacted our third quarter financial results.  While travel restrictions on international travelers to the United States are expected to be lifted in the fourth quarter of 2021, the ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and could continue to have, a material negative impact on our financial results and liquidity. For more information, see “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed with the SEC on November 5, 2021 – The global COVID-19 pandemic has had a material detrimental impact on our business, financial results and liquidity, and such impact could worsen and last for an unknown period of time” and “—Liquidity and Capital Resources.”

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 3 to the table under the heading “—Results of Operations— Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020”.

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

Our effective tax rate adjusted for discrete items for the three months ended September 30, 2021 was lower than the U.S. federal statutory rate of 21% primarily due to the net effects of current period actual and full year projected results, state income taxes, permanent book-to-tax differences (e.g., nondeductible officer compensation), change in valuation allowances and tax deficiencies realized upon the vesting of certain share-based payment awards.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net loss. For a reconciliation of Adjusted EBITDA to net loss, see footnote 2 to the table under the heading “—Results of Operations— Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 5 to the table under the heading “—Results of Operations— Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.”

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$76.5	$8.5	$68.0	NM
Other income	1.1	16.1	(15.0)	NM
Cost of revenues	33.7	4.3	29.4	NM
Selling, general and administrative expense(1)	38.8	25.6	13.2	51.6%
Depreciation and amortization expense	12.2	12.2	0.0	—
Operating loss	(7.1)	(17.5)	10.4	(59.4%)
Interest expense, net	3.9	4.2	(0.3)	(7.1%)
Loss before income taxes	(11.0)	(21.7)	10.7	(49.3%)
Benefit from income taxes	(2.0)	(6.4)	4.4	(68.8%)
Net loss and comprehensive loss	$(9.0)	$(15.3)	$6.3	NM

Other financial data (unaudited):
Adjusted EBITDA(2)	$9.4	$(3.2)	$12.6	NM
Organic revenue(3)	$12.1	$13.7	$(1.6)	(11.7)%

(1)

Selling, general and administrative expense for the three months ended September 30, 2021 and 2020 included $1.4 million and $0.6 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expense for the three months ended September 30, 2021 and 2020 were stock-based compensation expenses of $2.4 million and $1.5 million, respectively.

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

	Three Months Ended September 30,
	2021	2020
	(unaudited)
	(dollars in millions)
Net loss	$(9.0)	$(15.3)
Add (deduct):
Interest expense	3.9	4.2
Benefit from income taxes	(2.0)	(6.4)
Depreciation and amortization expense	12.2	12.2
Stock-based compensation expense(a)	2.4	1.5
Deferred revenue adjustment(b)	0.3	—
Other items(c)	1.6	0.6
Adjusted EBITDA	$9.4	$(3.2)

(a)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(b)

Represents deferred revenue acquired in the PlumRiver Technologies (“PlumRiver”) acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the quarter periods presented, the fair value adjustments of $0.2 million for PlumRiver for the three months ended September 30, 2021 would not have been required and the revenues for the three months ended September 30, 2021 would have been higher by $0.2 million.

(c)

Other items for the three months ended September 30, 2021 included: (i) $1.1 million in expense related to the remeasurement of contingent consideration, (ii) $0.4 million in non-recurring legal, audit and consulting fees and (iii) $0.1 million in transition costs in connection with previous acquisitions. Other items for the three months ended September 30, 2020 included: (i) $0.7 million in non-recurring legal, audit and consulting fees and (ii) $0.2 million in transition costs, offset by (iii) a $0.3 million reduction to expense related to the remeasurement of contingent consideration.

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

	Three Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$76.5	$8.5	$68.0	800.0%
Add (deduct):
Acquisition revenues	(3.7)	—	(3.7)
Discontinued events	—	(2.1)	2.1
COVID-19 prior year cancellations(a)	(60.7)	—	(60.7)
COVID-19 postponements(b)	—	7.3	(7.3)
Organic revenues	$12.1	$13.7	$(1.6)	(11.7%)

(a)	Represents the increase in 2021 revenues as a result of events that staged in the current year and were cancelled due to COVID-19 in the prior year.
(b)	Represents revenues of certain events that staged in the first quarter of 2020 and were postponed to the third quarter of 2021 as a result of COVID-19.

Revenues

Revenues of $76.5 million for the three months ended September 30, 2021 increased $68.0 million, from $8.5 million for the comparable period in 2020, primarily due to a more normal schedule of live events trading during the quarter as well as the acquisition of Plum River and Sue Bryce Education. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other income of $1.1 million was recorded related to event cancellation insurance claims proceeds, all of which were received during the three months ended September 30, 2021.  Other income of $16.1 million was recorded related to event cancellation insurance claims proceeds, of which $6.6 million was received and $9.5 million was confirmed by the insurance company during the three months ended September 30, 2020.  All $9.5 million of insurance receivables as of September 30, 2020 were received in October 2020. See “Commerce Segment – Other Income,” “Design and Technology Segment – Other Income,” and “All Other Category – Other Income” below for a discussion of other income by segment.

Cost of Revenues

Cost of revenues of $33.7 million for the three months ended September 30, 2021 increased $29.4 million, from $4.3 million for the comparable period in 2020. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $38.8 million for the three months ended September 30, 2021 increased $13.2 million, or 51.6%, from $25.6 million for the comparable period in 2020. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate - Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was $12.2 million for both the three months ended September 30, 2021 and the comparable period in 2020.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Commerce

The following represents the change in revenue, expenses and operating (loss) profit in the Commerce reportable segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$40.9	$1.8	$39.1	NM
Other income	1.0	10.7	(9.7)	(90.7%)
Cost of revenues	14.1	1.9	12.2	NM
Selling, general and administrative expense	8.4	4.6	3.8	82.6%
Depreciation and amortization expense	6.2	6.7	(0.5)	(7.5%)
Operating income (loss)	$13.2	$(0.7)	$13.9	NM
Revenues

During the three months ended September 30, 2021, revenues for the Commerce reportable segment increased $39.1 million, to $40.9 million from $1.8 million for the comparable period in the prior year. The primary driver of the increase was $39.4 million of revenue generated by events that staged in the third quarter of 2021 but were cancelled due to COVID-19 in the third quarter of 2020, partly offset by a decrease of $0.6 million for discontinued virtual events and other marketing services.

Other Income

Other income of $1.0 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds for the three months ended September 30, 2021. All $1.0 million was received during the three months ended September 30, 2021. Other income of $10.7 million was recorded for the Commerce reportable segment related to event cancellation insurance proceeds, of which $3.6 million was received and $7.1 million was confirmed by the insurance provider, during the quarter ended September 30, 2020. All $7.1 million of insurance receivables for the Commerce segment as of September 30, 2020 was received in October 2020.

Cost of Revenues

During the three months ended September 30, 2021, cost of revenues for the Commerce reportable segment increased $12.2 million, to $14.1 million from $1.9 million for the comparable period in the prior year. The primary driver of the increase was $12.3 million for events that staged in the third quarter of 2021 but were cancelled due to COVID-19 in the third quarter of 2020, offset by a decrease of $0.1 million for discontinued virtual events and other marketing services costs.

Selling, General and Administrative Expense

During the three months ended September 30, 2021, selling, general and administrative expense for the Commerce reportable segment increased $3.8 million, or 82.6%, to $8.4 million, from $4.6 million for the comparable period in 2020. Increased selling and promotional expenses are primarily attributable to the return to a more regular event schedule.

Depreciation and Amortization Expense

During the three months ended September 30, 2021, depreciation and amortization expense for the Commerce reportable segment decreased $0.5 million, or 7.5%, to $6.2 million from $6.7 million for the comparable period in 2020. The decrease was attributable to the definite-lived intangible asset impairment charges recorded in the first quarter of 2020.

Design and Technology

The following represents the change in revenue, expenses and operating (loss) profit in the Design and Technology reportable segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$22.8	$5.0	$17.8	NM
Other income	—	3.1	(3.1)	—
Cost of revenues	12.5	1.9	10.6	NM
Selling, general and administrative expense	7.0	4.6	2.4	52.2%
Depreciation and amortization expense	3.8	4.1	(0.3)	(7.3%)
Operating loss	$(0.5)	$(2.5)	$2.0	(80.0%)

Revenues

During the three months ended September 30, 2021 revenues for the Design and Technology reportable segment increased $17.8 million, to $22.8 million, from $5.0 million for the comparable period in 2020. The primary drivers of the increase were $17.1 million of revenue generated by events that staged in the third quarter of 2021 but were cancelled due to COVID-19 in the third quarter of 2020, $1.3 million of revenue generated by events that staged in the first quarter of 2020 but were postponed to the third quarter of 2021 due to COVID-19, and $0.5 million in organic growth, primarily from other marketing services. These increases were offset by a decrease of $1.2 million for discontinued virtual events and other marketing services revenue.

Other Income

Other income of $3.1 million was recorded for the Design and Technology reportable segment related to event cancellation insurance claims proceeds, of which $1.3 million was received and $1.8 million was confirmed by the insurance provider during the three months ended September 30, 2020. All $1.8 million of insurance receivables for the Design and Technology segment were received in October 2020. There was no Other income recorded for the Design and Technology reportable segment during the three months ended September 30, 2021.

Cost of Revenues

During the three months ended September 30, 2021 cost of revenues for the Design and Technology reportable segment increased $10.6 million, to $12.5 million from $1.9 million for the comparable period in 2020. The primary drivers of the increase were $9.5 million for events that staged in the third quarter of 2021 but were cancelled due to COVID-19 in the third quarter of 2020, $0.9 million for events that staged in the first quarter of 2020 but were postponed to the third quarter of 2021 due to COVID-19 and $0.9 million for an event that cancelled immediately prior to its scheduled date in the third quarter of 2021 due to COVID-19. These increases were offset by a decrease of $0.5 million for nonrecurring expenses relating to discontinued virtual events and other marketing services.

Selling, General and Administrative Expense

During the three months ended September 30, 2021 selling, general and administrative expense for the Design and Technology reportable segment increased $2.4 million, or 50%, to $7.0 million from $4.6 million for the comparable period in 2020. Increased selling and promotional expenses are primarily attributable to the return to a more regular event schedule.

Depreciation and Amortization Expense

During the three months ended September 30, 2021 depreciation and amortization expense for the Design and Technology reportable segment decreased $0.3 million, or 7.3%, to $3.8 million from $4.1 million for the comparable period in 2020.  The decrease was attributable to the definite-lived intangible asset impairment charges recorded in the first quarter of 2020.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$12.8	$1.8	$11.0	NM
Other income	0.1	2.3	(2.2)	(95.7%)
Cost of revenues	7.0	0.5	6.5	NM
Selling, general and administrative expense	7.3	3.4	3.9	114.7%
Depreciation and amortization expense	1.6	0.6	1.0	166.7%
Operating loss	$(3.0)	$(0.4)	$(2.6)	NM

Revenues

During the three months ended September 30, 2021 revenues for the All Other category increased $11.0 million, to $12.8 million from $1.8 million for the comparable period in 2020. The primary drivers of the increase were $4.0 million of revenue generated by events that staged in the third quarter of 2021 but were cancelled due to COVID-19 in the third quarter of 2020, $2.5 million of revenue generated by events that staged in the first quarter of 2020 but were postponed to the third quarter of 2021 due to COVID-19, $3.8 million of incremental revenues from the December 2020 acquisition of PlumRiver, LLC (“PlumRiver”) and the April 2021 acquisition of Sue Bryce Education (“Sue Bryce”) and organic revenue growth of $0.7 million related to other marketing services revenues.

Other Income

Other income of $0.1 million was recorded for the All Other category related to event cancellation insurance claims proceeds, which were paid by the insurance provider during the quarter ended September 30, 2021. Other income of $2.3 million was recorded for the All Other category related to event cancellation insurance claims proceeds, of which $1.7 million was received and $0.5 million was confirmed by the insurance provider during the three months ended September 30, 2020. All $0.5 million of insurance receivables for the All Other category as of September 30, 2020 were received in October 2020.

Cost of Revenues

During the three months ended September 30, 2021 cost of revenues for the All Other category increased $6.5 million, to $7.0 million from $0.5 million for the comparable period in 2020. The primary drivers of the increase were $1.7 million for events that staged in the third quarter of 2021 but were cancelled due to COVID-19 in the third quarter of 2020, $2.2 million for events that staged in the first quarter of 2020 but were postponed to the third quarter of 2021 due to COVID-19, $2.0 million for events that cancelled due to COVID-19 in the third quarter of 2021 and $3.8 million of incremental expense related to the PlumRiver and Sue Bryce acquisitions.

Selling, General and Administrative Expense

During the three months ended September 30, 2021 selling, general and administrative expense for the All Other category increased $3.9 million, or 114.7%, to $7.3 million from $3.4 million for the comparable period in 2020. The increase in selling, general and administrative expense was primarily due to costs associated with the PlumRiver and Sue Bryce acquisitions, which were closed in December 2020 and April 2021, respectively, and our return to a more regular event schedule.

Depreciation and Amortization Expense

During the three months ended September 30, 2021 depreciation and amortization expense for the All Other category increased $1.0 million, or 166.7%, to $1.6 million from $0.6 million for the comparable period in 2020. The increase was primarily due to the PlumRiver and Sue Bryce acquisitions, which were closed in December 2020 and April 2021, respectively.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	16.1	13.1	3.0	22.9%
Depreciation and amortization expense	0.6	0.8	(0.2)	(25.0%)
Total operating expenses	$16.7	$13.9	$2.8	20.1%

Selling, General and Administrative Expense

During the three months ended September 30, 2021 selling, general and administrative expense for the Corporate category increased $3.0 million, or 22.9%, to $16.1 million from $13.1 million for the comparable period in 2020. The increase was primarily attributable to higher stock-based compensation, increases to contingent consideration liabilities and higher promotional expenses and software expenses during the three months ended September 30, 2021. The increase in stock-based compensation expense is primarily due to stock option and restricted stock unit grants made in the first quarter of 2021.

Depreciation and Amortization Expense

During the three months ended September 30, 2021 depreciation and amortization expense for the Corporate category decreased $0.2 million, or 25%, to $0.6 million from $0.8 million for the comparable period in 2020.

Interest Expense

Interest expense of $3.9 million for the three months ended September 30, 2021 decreased $0.3 million, or 7.1%, from $4.2 million for the comparable period in 2020. The decrease was primarily attributable to lower interest expense on the Amended and Restated Term Loan Facility primarily resulting from the decrease in the average interest rate of 2.66% for the three months ended September 30, 2020 compared to an average interest rate of 2.59% during the three months ended September 30, 2021.

Benefit from Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded a benefit from income taxes of $2.0 million and $6.4 million, respectively, which resulted in an effective tax rate of 18.2% for the three months ended September 30, 2021 and an effective tax rate of 29.5% for the three months ended September 30, 2020.  The decrease in the effective tax rate for the three months ended September 30, 2021 is attributable to the timing of current period and full year projected results.

Net Loss

Net loss of $9.0 million for the three months ended September 30, 2021 represented a $6.3 million improvement from net loss of $15.3 million for the comparable period in 2020. The key driver of the improvement was the increase in revenue, partly offset by the reduction in other income related to event cancellation insurance proceeds deemed realizable by management, higher cost of revenues and selling, general and administrative expense and lower benefit from income taxes during the three months ended September 30, 2021.

Adjusted EBITDA

Adjusted EBITDA of $9.4 million for the three months ended September 30, 2021 increased by $12.6 million, from negative $3.2 million for the comparable period in 2020. The increase in Adjusted EBITDA was primarily attributable to a $6.3 million decrease in net loss during the period and higher deductions for stock-based compensation and other items, as well as a decrease in the amount of benefit from income taxes.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The tables in this section summarize key components of our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$104.4	$115.2	$(10.8)	(9.4%)
Other income	17.5	64.3	(46.8)	(72.8%)
Cost of revenues	41.3	47.1	(5.8)	(12.3%)
Selling, general and administrative expenses(1)	102.7	88.8	13.9	15.7%
Depreciation and amortization expense	36.1	37.2	(1.1)	(3.0%)
Goodwill impairment charge(2)	—	588.2	(588.2)	NM
Intangible asset impairment charges(3)	—	59.4	(59.4)	NM
Operating loss	(58.2)	(641.2)	583.0	(90.9%)
Interest expense	12.0	16.5	(4.5)	(27.3%)
Loss before income taxes	(70.2)	(657.7)	587.5	(89.3%)
Provision for (benefit from) income taxes	0.6	(58.0)	58.6	NM
Net loss and comprehensive loss	$(70.8)	$(599.7)	$528.9	(88.2%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$(6.9)	$53.6	$(60.5)	NM
Free Cash Flow(5)	$32.1	$(45.8)	$77.9	NM
Organic revenue(6)	$31.7	$34.7	$(3.0)	(8.6%)

(1)

Selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 included $5.6 million and $5.8 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the nine months ended September 30, 2021 and 2020 were stock-based compensation expenses of $8.2 million and $4.2 million, respectively.

(2)	Goodwill impairment charge for the nine months ended September 30, 2020 represents a non-cash charge of $588.2 million.
(3)

Intangible asset impairment charges for the nine months ended September 30, 2020 represent non-cash charges of $46.2 million and $13.2 million for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment.

(4)

For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “— Results of Operations — Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020.”

	Nine Months Ended September 30,
	2021	2020 (As Restated)
	(unaudited)
	(dollars in millions)
Net loss	$(70.8)	$(599.7)
Add:
Interest expense	12.0	16.5
Provision for (benefit from) income taxes	0.6	(58.0)
Goodwill impairment charge(a)	—	588.2
Intangible asset impairment charge(b)	—	59.4
Depreciation and amortization expense	36.1	37.2
Stock-based compensation expense(c)	8.2	4.2
Deferred revenue adjustment(d)	1.4	—
Other items(e)	5.6	5.8
Adjusted EBITDA	$(6.9)	$53.6

(a)	Represents non-cash goodwill impairment charges for the nine months ended September 30, 2020, in connection with the Company’s interim testing of goodwill for impairment.
(b)

Represents non-cash intangible asset impairment charges for the nine months ended September 30, 2020 for certain indefinite-lived intangible assets and definite-lived intangible assets of $46.2 million and $13.2 million, respectively, in connection with the Company’s interim testing of intangibles for impairment.

(c)	Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(d)

Represents deferred revenue acquired in the PlumRiver acquisition that was recorded at the acquisition date fair value in accordance with purchase accounting rules. If the business had been continuously owned by us throughout the periods presented, the fair value adjustments of $1.4 million for PlumRiver for the nine months ended September 30, 2021 would not have been required and the revenues for the nine months ended September 30, 2021 would have been higher by $1.4 million.

(e)

Other items for the nine months ended September 30, 2021 included: (i) $2.6 million in expense related to the remeasurement of contingent consideration, (ii) 2.2 million in non-recurring legal, audit and consulting fees, (iii) $0.4 million in transition costs in connection with previous acquisitions and (iv) $0.4 million in transaction costs in connection with the PlumRiver, EDspaces and Sue Bryce Education acquisitions.  Other items for the nine months ended September 30, 2020 included: (i) $4.7 million in transition costs, including one-time severance expense of $2.8 million, (ii) $1.5 million in non-recurring legal, audit and consulting fees and (iii) $0.4 million in transaction costs in connection with certain acquisition transactions offset by (iv) $0.7 million reduction to expense related to the remeasurement of contingent consideration.

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

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$36.3	$(42.7)
Less:
Capital expenditures	4.2	3.1
Free Cash Flow	$32.1	$(45.8)
(6)

For a definition of Adjusted Organic revenue and the reasons management uses this metric, see footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020.”

	Nine Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$104.4	$115.2	$(10.8)	(9.4%)
Add (deduct):
Acquisition revenues	(9.3)	—	(9.3)
Discontinued events	—	(4.8)	4.8
COVID-19 prior year cancellations(a)	(63.4)	—	(63.4)
COVID-19 current year cancellations (b)	—	(75.7)	75.7
Organic revenues	$31.7	$34.7	$(3.0)	(8.6%)

(a)	Represents the increase in 2021 revenues as a result of events that staged in the current year and were cancelled due to COVID-19 in the prior year.
(b)

Represents reduction in revenues as a result of the cancellation of certain events in the first, second and third quarters of fiscal 2021 due to COVID-19, compared to all events that staged in the first nine months of 2020.  The Company believes the financial impact of such cancellations, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

Revenues

Revenues of $104.4 million for the nine months ended September 30, 2021 decreased $10.8 million, or 9.4%, from $115.2 million for the comparable period in 2020, primarily due to the negative impact of COVID-19 and the related cancellation and rescheduling of certain events.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

For the nine months ended September 30, 2021, other income of $17.5 million was recorded related to event cancellation insurance claims proceeds, all of which was received during the period.  Other income of $64.3 million was recorded related to event cancellation insurance claims proceeds, of which $54.8 million was received and $9.5 million was confirmed by the insurance provider during the nine months ended September 30, 2020.  All $9.5 million of insurance receivables as of September 30, 2020 were received in October 2020.  See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of other income by segment.

Cost of Revenues

Cost of revenues of $41.3 million for the nine months ended September 30, 2021 decreased $5.8 million, or 12.3%, from $47.1 million for the comparable period in 2020. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $102.7 million for the nine months ended September 30, 2021 increased $13.9 million, or 15.7%, from $88.8 million for the comparable period in 2020. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $36.1 million for the nine months September 30, 2021 decreased $1.1 million, or 3.0%, from $37.2 million for the comparable period in 2020.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Commerce

The following represents the change in revenue, expenses and operating loss in the Commerce reportable segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$50.5	$52.7	$(2.2)	(4.2%)
Other income	8.3	45.3	(37.0)	(81.7%)
Cost of revenues	17.4	20.5	(3.1)	(15.1%)
Selling, general and administrative expenses	19.2	22.3	(3.1)	(13.9%)
Depreciation and amortization expense	18.6	20.7	(2.1)	(10.1%)
Goodwill impairment charge	—	354.1	(354.1)	NM
Intangible asset impairment charges	—	30.7	(30.7)	NM
Operating income (loss)	$3.6	$(350.3)	$353.9	NM

Revenues

During the nine months ended September 30, 2021, revenues for the Commerce reportable segment decreased $2.2 million, or 4.2%, to $50.5 million from $52.7 million for the comparable period in the prior year. The primary drivers of the decrease were a $38.7 million decline in revenues for events that staged in the nine months ended September 30, 2020 but were cancelled due to COVID-19 in the comparable period in 2021, a $3.6 million decline in organic revenues primarily comprised of lower revenues from an event that staged in early 2021 and $2.1 million in revenue for discontinued virtual events and other marketing services. These declines were offset by an increase in revenues of $42.0 million for events that staged during the nine months ended September 30, 2021 but were cancelled due to COVID-19 in the comparable prior year period.

Other Income

During the nine months ended September 30, 2021 other income for the Commerce reportable segment decreased $37.0 million, or 81.7%, to $8.3 million from $45.3 million for the comparable period in the prior year. Other income for both periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period. All event cancellation insurance proceeds recognized as other income for the Commerce reportable segment during the nine months ended September 30, 2021 were received during the period.

Cost of Revenues

During the nine months ended September 30, 2021, cost of revenues for the Commerce reportable segment decreased $3.1 million, or 15.1%, to $17.4 million from $20.5 million for the comparable period in the prior year. The primary drivers of the decrease were a $14.8 million decline in expense for events that were cancelled due to COVID-19 in the nine months ended September 30, 2021, but staged in 2020, a $0.9 million decline in expense for discontinued virtual events and other marketing services and a $0.2 million decline in cost of organic revenues. These declines were offset by an increase in revenues of $42.0 million for events that staged in the nine months ended September 30, 2021 but were cancelled due to COVID-19 in the comparable period of 2020.

Selling, General and Administrative Expense

During the nine months ended September 30, 2021, selling, general and administrative expenses for the Commerce reportable segment decreased $3.1 million, or 13.9%, to $19.2 million from $22.3 million for the comparable period in 2020.  The decrease was primarily driven by lower compensation and benefits expense attributable to the centralization initiatives implemented over the prior year, lower sales commissions related to lower revenues, avoided promotional and travel costs related to cancelled events, as well as credit card fee savings during the nine months ended September 30, 2021.

Depreciation and Amortization Expense

During the nine months ended September 30, 2021, depreciation and amortization expense for the Commerce reportable segment decreased $2.1 million, or 10.1%, to $18.6 million from $20.7 million for the comparable period in 2020. The decrease was attributable to the definite-lived intangible asset impairment charges recorded in the first and fourth quarters of 2020.

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

Design and Technology

The following represents the change in revenue, expenses and operating loss in the Design and Technology reportable segment for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$30.5	$45.7	$(15.2)	(33.3%)
Other income	5.4	16.0	(10.6)	(66.3%)
Cost of revenues	15.6	20.0	(4.4)	(22.0%)
Selling, general and administrative expenses	16.2	17.6	(1.4)	(8.0%)
Depreciation and amortization expense	11.2	12.4	(1.2)	(9.7%)
Goodwill impairment charge	—	203.9	(203.9)	NM
Intangible asset impairment charges	—	22.7	(22.7)	NM
Operating loss	$(7.1)	$(214.9)	$207.8	NM

Revenues

During the nine months ended September 30, 2021 revenues for the Design and Technology reportable segment decreased $15.2 million, or 33.3%, to $30.5 million from $45.7 million for the comparable period in 2020. The primary drivers of the decrease were a $30.3 million decline in revenues for events that were cancelled due to COVID-19 in the nine months ended September 30, 2021, but staged in the comparable period in 2020, and a $2.4 million decline relating to discontinued virtual events and lower other marketing services revenue. These declines were offset by increases in revenues of $17.3 million for events that staged in the nine months ended September 30, 2021 but were cancelled due to COVID-19 in 2020, and a $0.6 million increase in organic revenues.

Other Income

During the nine months ended September 30, 2021 other income for the Design and Technology reportable segment decreased $10.6 million, or 66.3%, to $5.4 million from $16.0 million for the comparable period in the prior year. Other income for both nine month periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period. All event cancellation insurance proceeds recognized as other income for the All Other category during the nine months ended September 30, 2021 were received during the period.  Of the $16.0 million of other income recorded during the nine months ended September 30, 2020, $14.2 million was received and $1.8 million was confirmed by the insurance provider during the period.  All $1.8 million of insurance receivables as of September 30, 2020 was received in October 2020.

Cost of Revenues

During the nine months ended September 30, 2021 cost of revenues for the Design and Technology reportable segment decreased $4.4 million, or 22.0%, to $15.6 million from $20.0 million for the comparable period in 2020. The primary drivers of the decline were a decrease of $13.7 million in expense for events that were cancelled due to COVID-19 in the nine months ended September 30, 2021, but staged in 2020, and a $0.4 million decrease in the amount of expense for discontinued virtual events and other marketing services compared to the prior year period. These declines were offset by an increase in expense of $8.8 million related to events that staged in the nine months ended September 30, 2021 but were cancelled due to COVID-19 in 2020, and $0.8 million of expense related to an event that cancelled immediately prior to its scheduled date in the third quarter of 2021 due to COVID-19.

Selling, General and Administrative Expense

During the nine months ended September 30, 2021 selling, general and administrative expenses for the Design and Technology reportable segment decreased $1.4 million, or 8.0%, to $16.2 million from $17.6 million for the comparable period in 2020. The decrease was primarily related to lower compensation and benefits expense attributable to the centralization initiatives implemented over the prior year, lower sales commissions related to lower revenues, avoided promotional and travel costs related to cancelled events, as well as credit card fee savings during the nine months ended September 30, 2021.

Depreciation and Amortization Expense

During the nine months ended September 30, 2021 depreciation and amortization expense for the Design and Technology reportable segment decreased $1.2 million, or 9.7%, to $11.2 million from $12.4 million for the comparable period in 2020.  The decrease was attributable to the definite-lived intangible asset impairment charges recorded in the first and fourth quarters of 2020.

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

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020 (As Restated)	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$23.4	$16.8	$6.6	39.3%
Other income	3.8	3.0	0.8	26.7%
Cost of revenues	8.4	6.6	1.8	27.3%
Selling, general and administrative expenses	19.0	10.1	8.9	88.1%
Depreciation and amortization expense	4.5	2.0	2.5	125.0%
Goodwill impairment charge	—	30.2	(30.2)	NM
Intangible asset impairment charges	—	6.0	(6.0)	NM
Operating loss	$(4.7)	$(35.1)	$30.4	(86.6%)

Revenues

During the nine months ended September 30, 2021 revenues for the All Other category increased $6.6 million, or 39.3%, to $23.4 million from $16.8 million for the comparable period in 2020.  The primary drivers of the increase were incremental revenues of $9.3 million from the acquisitions of PlumRiver and Sue Bryce, which closed in December 2020 and April 2021, respectively, $4.1 million of revenue derived from events that staged in the nine months ended September 30, 2021 but were cancelled due to COVID-19 in 2020, and a $0.3 million organic revenues increase. These increases were offset by decreases in revenues of $6.6 million for events that staged in the nine months ended September 30, 2020 but were cancelled due to COVID-19 in 2021 and a $0.3 million decline attributable to discontinued other marketing services.

Other Income

During the nine months ended September 30, 2021 other income for the All Other category increased $0.8 million, or 26.7%, to $3.8 million from $3.0 million for the comparable period in the prior year. Other income for both nine-month periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period. All event cancellation insurance proceeds recognized as other income for the All Other category during the nine months ended September 30, 2021 were received during the period. Of the $3.0 million of other income recorded during the nine months ended September 30, 2020, $2.5 million was received and $0.5 million was confirmed by the insurance provider during the period.  All $0.5 million of insurance receivables as of September 30, 2020 was received in October 2020.

Cost of Revenues

During the nine months ended September 30, 2021 cost of revenues for the All Other category increased $1.8 million, or 27.3%, to $8.4 million from $6.1 million for the comparable period in 2020.  The primary drivers of the increase were $1.9 million in additional expense for events that staged in the nine months ended September 30, 2021, but were cancelled due to COVID-19 in 2020, $1.4 million for events that staged in 2021 but were cancelled due to COVID-19 in 2020, and incremental costs of $1.0 million from the acquisitions of PlumRiver and Sue Bryce, which closed in December 2020 and April 2021, respectively.  These increases were partly offset by decreases of $2.0 million in expense related to events that were cancelled due to COVID-19 in the nine months ended September 30, 2021, but staged in the comparable period of 2020, $0.3 million decrease in organic expense and a decrease of $0.2 million in expense related to discontinued virtual events and other marketing services.

Selling, General and Administrative Expense

During the nine months ended September 30, 2021 selling, general and administrative expenses for the All Other category increased $8.9 million, or 88.1%, to $19.0 million from $10.1 million for the comparable period in 2020. The increase in selling, general and administrative expense was primarily driven by the acquisitions of PlumRiver and Sue Bryce in December 2020 and April 2021, respectively. These increases were offset by lower promotional and credit card fee expenses due to the cancellation and postponement of events during the nine months ended September 30, 2021.

Depreciation and Amortization Expense

During the nine months ended September 30, 2021 depreciation and amortization expense for the All Other category increased $2.5 million, or 125%, to $4.5 million from $2.0 million for the comparable period in 2020. The increase was primarily attributable to definite-lived intangible assets acquired in the PlumRiver and Sue Bryce acquisitions.

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

Corporate Category

The following represents the change in operating expenses in the Corporate category for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	48.3	38.9	9.4	24.2%
Depreciation and amortization expense	1.8	2.1	(0.3)	(14.3%)
Total operating expenses	$50.1	$41.0	$9.1	22.2%

Selling, General and Administrative Expense

During the nine months ended September 30, 2021 selling, general and administrative expenses for the Corporate category increased $9.4 million, or 24.2%, to $48.3 million from $38.9 million for the comparable period in 2020. The increase was primarily attributable to higher compensation and benefits expenses related to the centralization initiatives implemented over the last year and increased stock-based compensation expenses during the nine-months ended September 30, 2021. The increase in stock-based compensation expense is primarily due to stock option and restricted stock unit grants made in the first quarter of 2021. These increases were offset by lower one-time severance expense.

Depreciation and Amortization Expense

During the nine months ended September 30, 2021 depreciation and amortization expense for the Corporate category decreased $0.3 million, or 14.3%, to $1.8 million from $2.1 million for the comparable period in 2020.

Interest Expense

Interest expense of $12.0 million for the nine months ended September 30, 2021 decreased $4.5 million, or 27.3%, from $16.5 million for the comparable period in 2020. The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during the nine months ended September 30, 2021 was 2.61%, compared to 3.49% during the nine months ended September 30, 2020. In addition, interest expense related to the revolving credit facility decreased $0.9 million during the nine months ended September 30, 2021.

Provision for (Benefit from) Income Taxes

For the nine months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes of $0.6 million and benefit from income taxes of $58.0 million, respectively, which resulted in an effective tax rate of negative 0.9% for the nine months ended September 30, 2021 and an effective tax rate of 9.2% for the nine months ended September 30, 2020.  The decrease in the effective tax rate for the nine months ended September 30, 2021 is attributable to the timing of current period and full year projected results.

Net Loss

Net loss of $70.8 million for the nine months ended September 30, 2021 represented a $528.9 million improvement from net loss of $599.7 million for the comparable period in 2020.  Key drivers of the year-over-year decrease in net loss were the absence of non-cash goodwill and intangible asset impairment charges in the current year and lower cost of revenues and lower interest expense in the current year period, partly offset by the impact of lower cost of revenues and the decrease in benefit from income taxes in the nine months ended September 30, 2021 compared to 2020.

Adjusted EBITDA

Adjusted EBITDA of negative $6.9 million for the nine months ended September 30, 2021 decreased by $60.5 million, from Adjusted EBITDA of $53.6 million for the comparable period in 2020. The decrease in Adjusted EBITDA, was mainly driven by lower other income related to event cancellation insurance proceeds and the cancellation or postponement of nearly all live events scheduled to stage in the first six months of 2021. These declines were offset by Adjusted EBITDA from the 32 in-person events that staged during the third quarter of 2021.

Liquidity and Capital Resources

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020. In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021. Following the reopening of most major municipalities in the United States in June 2021, the Company traded 32 in-person events during the third quarter. As expected, the continued effects of COVID-19 related issues such as international travel restrictions and the need to postpone several of our events, negatively impacted the financial results of our third quarter. While travel restrictions on international travelers to the United States are expected to be lifted in the fourth quarter of 2021, the ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when the Company will be able to resume full event operations and, once resumed, (ii) whether event exhibitors and attendees will attend the Company’s events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future. As a consequence, management cannot estimate the ultimate impact on the Company’s business, financial condition or near or longer term financial or operational results, but a net loss on a GAAP basis for the year ended December 31, 2021 is expected. During the year ended December 31, 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Completing the sale of its 7% Series A Convertible Participating Preferred Stock, generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors; and
•	Suspending the previous quarterly cash dividend.

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, through the end of 2021 Emerald is insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19.

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

The Company is in the process of pursuing claims under these insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $76.2 million, respectively. Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place 2020 and 2021, totaled $124.5 million and zero, respectively. During the three and nine months ended September 30, 2021, the Company recorded other income of $1.1 million and $17.5 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.  During each of the three and nine months ended September 30, 2020, the Company recorded other income of $16.1 million and $64.3 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

As of September 30, 2021, the Company had $521.0 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of September 30, 2021, the Company had cash and cash equivalents of $303.6 million. As of September 30, 2021, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

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

New Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program (the “October 2020 share repurchase program”). Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. We settled the repurchase of 1,193,861 shares and 2,122,964 shares of our common stock for $5.5 million and $10.6 million during the three months ended September 30, 2021, respectively. There was $8.7 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of September 30, 2021.

On October 29, 2021, our Board approved extension and expansion of the October 2020 share repurchase program, which allows for the repurchase of $20.0 million of our Common Stock through December 31, 2022, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
	2021	2020
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by (used in) operating activities	$36.3	$(42.7)
Net cash used in investing activities	$(11.1)	$(3.1)
Net cash (used in) provided by financing activities	$(16.9)	$362.9

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

Net cash provided by operating activities for the nine months ended September 30, 2021 was $36.3 million, as compared to net cash used in operating activities of $42.7 million for the nine months ended September 30, 2020. Cash provided by operating activities primarily reflects the decrease in our net loss of $528.9 million and $134.7 million improvement in cash provided by working capital, as well as increases in non-cash adjustments for deferred taxes of $58.0 million and $4.0 million for stock-based compensation expense during the nine months ended September 30, 2021.  These were partly offset by the non-recurrence of the goodwill impairment of $588.2 million and intangible asset impairment charges of $59.4 million incurred during the nine months ended September 30, 2020. Net loss plus non-cash items used operating cash flows of $19.8 million and provided operating cash flows of $35.9 million for the nine months ended September 30, 2021 and 2020, respectively. Cash provided by operating activities reflects the generation of $56.1million and the use of $78.6 million for working capital in the nine months ended September 30, 2021 and 2020, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2021 increased $8.0 million to $11.1 million from $3.1 million in the comparable period in the prior year. The increase was primarily attributable to acquisitions completed in the nine months ended September 30, 2021. No acquisitions were completed during the nine months ended September 30, 2020.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, borrowing and repayments on our debt to fund business acquisitions and our operations, payments of dividends prior to the suspension of the dividend policy and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the nine months ended September 30, 2021 was $16.9 million, compared to cash provided by financing activities of $362.9 million for the nine months ended September 30, 2020. The decrease was primarily due to proceeds from issuance of preferred stock of $400.1 million in the comparable period in 2020, partly offset by repayment on revolving credit facility net of borrowings of $10.1 million during the nine months ended September 30, 2020, payment of preferred stock offering costs of $17.2 million during the nine months ended September 30, 2020 and $10.6 million repurchase of common stock.

Free Cash Flow

Free Cash Flow for the nine months ended September 30, 2021 increased $78.0 million, to inflow of $32.1 million from outflow of $45.8 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 23, 2021, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant. The impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of the second quarter of 2020 as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value.  As a result, management determined that a triggering event had occurred. Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the three months ended March 31, 2020. In addition, management determined a triggering event had occurred in relation to several indefinite-lived intangible assets and as a result of an interim impairment assessment, the Company recognized an impairment charge of $46.2 million related to its indefinite-lived intangible assets during the three months ended March 31, 2020. During the three and nine months ended September 30, 2021, there were no triggering events or changes in circumstances that would indicate the carrying value may be impaired. As a result, we determined that it was more likely than not that the Company’s goodwill was not impaired and, therefore, no quantitative assessment for impairment was required as of September 30, 2021. As a result of the ongoing uncertainty surrounding the impact of COVID-19 on our operations, there can be no assurance that we will be able to conclude in future periods that it is more likely than not that our goodwill is not impaired.

Long-lived assets other than goodwill held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2020, as a result of the impact of the COVID-19 pandemic on certain of our brands, we became aware of circumstances indicating that the carrying value of certain definite-lived trade names and customer relationships may not be recoverable. We evaluate recoverability of long-lived assets to be held and used by comparing the carrying amount of an asset to the future expected net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that certain of our long-lived assets were impaired and were required to be fair valued and compared to the carrying value. The recoverability test/income approach indicated that certain of the customer relationship intangible assets and definite-lived trade names were impaired which resulted in an impairment charge of $13.2 million during the three months ended March 31, 2020.  During the three and nine months ended September 30, 2021, there have been no triggering events or changes in circumstances that would indicate the carrying values may not be recoverable. As such, no quantitative assessment for impairment was required as of September 30, 2021.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended September 30, 2021. However, in light of the pandemic, there is a high degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See Note 7, Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of September 30, 2021, we had $521.0 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments that existed as of September 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s third fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Annual Report on Form 10-K (“Original 10-K"), filed with the SEC on February 23, 2021, has been amended with Amendment No. 1 on Form 10-K/A, filed with the SEC on November 5, 2021, which are accessible on the SEC’s website at www.sec.gov, includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form Original 10-K, except as follows.

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

As a result of the material weakness that resulted in the restatement of our historical financial statements due to the change in the accounting for redeemable convertible preferred stock from permanent to temporary equity, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Amendment, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

The following table presents our purchases of common stock during the second quarter ended September 30, 2021, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
July 1, 2021 - July 31, 2021	298,529	$5.40	$12.6
August 1, 2021 - August 31, 2021	463,499	4.35	10.6
September 1, 2021 - September 30, 2021	431,833	4.61	8.6
Total	1,193,861

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1

Third Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc. the guarantors party thereto, Bank of America, NA. and the other lenders party thereto, dated June 25, 2021 (incorporated by reference to the Company’s Current Report Form 8-K filed on June 28, 2021).

10.2	Amended and Restated 2017 Omnibus Equity Plan (incorporated by reference to the Company’s Quarterly Report Form 10-Q filed on July 30, 2021).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

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