Form 10-K
period 2021-12-31
Emerald Holding, Inc.
filed 2022-02-24
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The New York Stock Exchange on June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, was $129.2 million.

47,552,525 shares of the Registrant's Common Stock, which were held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2021 have been excluded from this number in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2022 was 70,348,538.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Irvine, California

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Holding, Inc., formerly known as Emerald Expositions Events, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2021,” which refers to our fiscal year ended December 31, 2021.

PART I

Item 1. Business.

BUSINESS

Our Company

Emerald is a leading operator of business-to-business trade shows in the United States. Leveraging our shows as key market-driven platforms, we integrate live events and media content including a broad array of industry insights, digital tools, and data-focused solutions to create uniquely rich experiences for our customers. We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

Our trade show franchises typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is typically held at least annually, with certain franchises offering multiple editions per year. As our shows are frequently the largest and most well attended in their respective industry verticals, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these qualified attendees makes our trade shows compelling events for our exhibitors, further reinforcing the leading positions of our trade shows within their respective industries. Our attendees use our shows to fulfill procurement needs, source new suppliers, reconnect with existing suppliers, identify trends, learn about new products and network with industry peers, which we believe are factors that make our in-person shows difficult to replace. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers. The scale and qualified attendance at our trade shows translates into an exceptional value proposition for participants, resulting in a self-reinforcing “network effect” whereby the participation of high-value attendees and exhibitors drives high participant loyalty and predictable, recurring revenue streams.

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific event sector. We also offer B2B ecommerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic Suite platform creating a digital year-round transactional platform for use by Emerald’s customers regardless of location. In addition to their respective revenues, each of these products support our live events by delivering year-round channels for customer acquisition and development.

Our History

In June 2013, certain investment funds managed by an affiliate of Onex Corporation (such funds, collectively with Onex Partners V LP, “Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions. Since the Onex Acquisition, we have acquired and integrated 22 industry-leading, high-quality events and complementary businesses of various sizes for aggregate consideration of approximately $866 million.

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

As of December 31, 2021, Onex owned 47,058,332 shares of our common stock, representing 67.2% of our outstanding common stock. In addition, as of December 31, 2021, Onex owned 69,718,919 shares of our redeemable convertible preferred stock, representing 170,056,580 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 86.1%.

In 2021, we completed two acquisitions. In April, we acquired Sue Bryce Education and the Portrait Masters, a subscription-based photography business education and e-learning service with a photography conference.

On December 31, 2021, we purchased substantially all of the assets associated with a business known and operated as MJBiz (“MJBiz”), a leading event producer and content platform serving the wide range of commercial companies operating in the rapidly growing cannabis industry.  Founded in 2011, MJBiz produces MJBizCon, the oldest and leading B2B cannabis trade show in America, the Emerald Conference, focusing on science and data analysis in the cannabis industry and related media brands including MjBizDaily, Hemp Industry Daily and MJBIZ Magazine.  MJBizCon is a top trade show in the cannabis industry having featured more than 1,200 exhibiting companies and 27,000 attendees at the October 2021 live event.  In addition to diversifying and enhancing Emerald’s portfolio in a high growth industry, the addition of MJBiz further accelerates the Company’s strategy of delivering 365-day customer engagement.

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

We typically generate the significant majority of our revenue through the live events that we operate, with the remaining revenue generated by other marketing services, including digital media and print publications that complement our event properties in the industry sectors we serve. The ongoing COVID-19 pandemic and its consequences forced us to cancel or postpone a significant portion of our event calendar beginning in March 2020 through the end of the year and the first half of 2021. As expected, the continued effects of COVID-19 related issues such as international travel restrictions and the need to cancel or postpone several events, negatively impacted the financial results of our fiscal year of 2021.  While travel restrictions on international travelers to the United States were lifted in the fourth quarter of 2021, the ongoing effects of COVID-19 on our operations and event calendar have had, and will continue to have, a material negative impact on our financial results and liquidity, and this negative impact may continue beyond the containment of the pandemic. As a result, only 71% of our revenue for the year ended December 31, 2021 was generated through in person events, and 29% from virtual events and other marketing services. For the year ended December 31, 2020, 75% of our revenue was generated through in person events, and 25% from virtual events and other marketing services. By contrast, we generated 92% of our revenue for the year ended December 31, 2019 through the live events that we operated. The remaining 8% of our revenue for the year ended December 31, 2019 was generated from other marketing services. Each of our other marketing services products allows us to remain in close contact with, and market to, our existing event audiences throughout the year.

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

Retail

Spanning a vast market of products, our retail experiences cover merchandising, licensing, sourcing, and marketing to enable professionals to shop intelligently, make informed decisions, and meet consumer demands. Buying customers are able to discover rare finds and big sellers in a complete marketplace of options, along with new brands, potential partners, and beneficial seminars across popular and profitable categories. Events produced in this category include:

☐ ASD Market Week (“ASD”)	☐ JA New York
☐ COUTURE	☐ NY NOW
☐ Impressions	☐ Outdoor Retailer (“OR”)
☐ Pizza Expo ☐ MJ Biz	☐ RetailX ☐ International Gift Exposition in the Smokies (“IGES)
☐ Sports Licensing & Tailgate Show (“SLATS”)	☐ Surf Expo

Design & Construction

Our shows in the Design & Construction industry sector catering to the construction, hospitality, and interior design sectors serving the hotel, resort, retail, healthcare facilities, restaurant, bar, spa, and in-store marketing categories. Targeted attendees include interior designers, architects, owners and operators, developers, and specifiers and purchasers working within these industries. This sector is well-suited for trade shows because design and construction are highly visual and tactile processes, requiring the in-person experience and interaction provided by trade shows. By aggregating a wide range of products under one roof, these trade shows save time and expense for designers and other attendees who would otherwise have to independently visit hundreds of showrooms that may be located in different cities. Examples of our events produced in this category include:

☐ Boutique Design New York (“BDNY”)	☐ Hospitality Design Expo (“HD Expo”)
☐ Environments for Aging Expo & Conference (“EFA”)	☐ ICFF (previously International Contemporary Furniture Fair)
☐ Healthcare Design Expo & Conference ☐ EDspaces	☐ Kitchen & Bath Industry Show (“KBIS”)

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

☐ CEDIA Expo	☐ Prosper
☐ Digital Dealer	☐ RFID Journal Live (“RFID Live”)

Equipment

Our equipment experiences outfit aerospace, construction, industrial, medical, and hospitality professionals with the tools and resources necessary to operate, build, and repair structures, vehicles, and devices of every kind. These events and surrounding platforms serve as a marketplace featuring vendors and innovative products and services, as well as educational centers, supporting a wide array of industries. Examples of our events produced in this category include:

☐ The Hotel Experience (“HX”)	☐ National Pavement Expo
☐ Fastener	☐ PhotoPlus Expo
☐ Medtrade ☐ Sue Bryce Education and the Portrait Masters	☐ Wedding & Portrait Photographers International (“WPPI”)

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
☐ Marine Military Expos

Other Marketing Services

Other Marketing Services consist of print publications and digital media products that complement our trade show properties, which generated 21.2% of our revenues for the year ended December 31, 2021. These print and digital media products are closely aligned with several of our events across the portfolio categories, facilitating year-round customer contact, new customer generation and content marketing vehicles.  Some examples of these products are:

☐ Healthcare Design	☐ Kitchen & Bath Business (“KBB”)
☐ Hospitality Design	☐ Pizza Today
☐ MJBiz Daily

Subscription Software and Services

We provide software-as-a-service technology through our Elastic Suite platform.  Elastic Suite’s platform streamlines the wholesale buying process for both brands and retail buyers, creating a digital year-round transactional platform for use by Emerald’s customers. We believe this platform will accelerate Emerald’s strategy to provide 365-day-per-year engagement for our customer base regardless of location by expanding our digital commerce capabilities and providing our customers with transactional functionality, including enterprise-level integration to brands’ ERP systems, allowing customers to manage orders, real-time inventory, and product merchandising. Elastic Suite is integrated with leading manufacturers and retailers across numerous industries, most notably in the outdoor, surf, cycling, footwear and sporting goods verticals, and is expected to complement Emerald’s portfolio of leading show brands including Outdoor Retailer and Surf Expo, among others. Elastic B2B platform bridges the gap between sellers’ order processing systems and allows brands to sell directly to their buyers using print-free digital product catalogs and merchandising technology, enabling brands to increase their efficiency, effectiveness, sustainability and profitability.

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

Competition

The trade show industry is highly fragmented, with approximately 9,400 B2B trade shows held per year in the United States according to the Center for Exhibition Industry Research, of which a majority are owned by industry associations, according to Advanced Market Research. Individual trade shows typically compete for attendees and exhibitors only against the other trade shows that are relevant to their industry vertical. The level of competition each of our trade shows faces therefore varies by industry vertical.  In addition, the Elastic Suite platform competes with several other well-capitalized software-as-a-service technology platforms.

Other well-established for-profit companies competing in the U.S. trade show industry include Reed Exhibitions, Informa Exhibitions and Clarion Events.

Seasonality

As is typical for the trade show industry, our business has historically been seasonal, with revenue recognized from trade shows typically reaching its highest level during the first quarter of each calendar year, and its trough during the fourth quarter, largely due to the timing of our trade shows. In 2019, 40%, 28%, 22% and 10% of our trade show revenue was generated during the first, second, third and fourth quarters, respectively. In 2020, 98% of our trade show revenue was generated during the first quarter because substantially all of our in-person events were cancelled beginning in March 2020 and through December 31, 2020. In 2021, 67% and 26% of our trade show revenue was generated during the third quarter and fourth quarter, respectively, because substantially all of our in-person events were cancelled in the first half of 2021 due to the on-going COVID-19 pandemic.

Intellectual Property

Our intellectual property and proprietary rights are important to our business. We undertake to strategically and proactively develop our intellectual property portfolio by registering our trademarks. We currently rely primarily on trademark laws to protect our intellectual property rights. We do not own, but have a license to use, certain trademarks belonging to an industry association in connection with our Kitchen & Bath Industry Show and CEDIA Expo. The KBIS license runs through 2043 and the CEDIA Expo license continues in perpetuity.  See “Risk

Factors—Risks Related to our Intellectual Property and Information Technology” for further discussion relating to our trademarks.

Human Capital Resources

At Emerald, we consider our employees to be the foundation of our growth and success. As such, our future depends in large part on our ability to attract, retain, and motivate qualified and diverse personnel.

As of December 31, 2021, we had 600 full-time employees. Our management team principally works from our New York City headquarters (84 employees) and our Southern California corporate offices (51 employees), with members of our sales team distributed throughout the United States, mainly near the geographic markets they serve.  As of February 2, 2022, our senior management team was 55% female and our overall employee population was 60% female.

Emerald knows its ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives, and we are committed to developing and fostering a culture of diversity and inclusion.  Starting in January 2022, Emerald hired an experienced consultant to act as Chair of Diversity, Equity and Inclusion.  This individual will build upon Emerald’s existing programs and help us develop and maintain best practices to foster a diverse and inclusive work environment.  Further, as part of our commitment to equity, Emerald has partnered with the non-profit organization called OneTen, which cultivates economic opportunities for Black talent in the United States with a goal of providing 1 million jobs to Black talent in the next 10 Years.  In order to partner with OneTen, an employer must agree to certain pillars such as significantly increasing the hiring of Black talent into family-sustaining jobs that do not require 4-year college degrees.  At the same time, Emerald has also eliminated the college-degree requirement for a range of positions to expand the application process to include candidates with more diverse backgrounds, skills and experiences.  Emerald also requires all hiring personnel to attend training programs focused on unconscious bias training and interview skills.   In addition, Emerald is one of 15 organizations that formed The COUTURE Diversity Action Council (DAC), which strives to be a catalyst for addressing the issues of systemic and institutionalized discrimination that has contributed to the lack of diversity within the fine jewelry industry. DAC’s purpose is to contribute to the creation of a more diverse, inclusive, and equitable industry through the implementation of mentoring and other programs and initiatives that promote and support Black, Indigenous, People of Color (BIPOC) within all facets of the jewelry ecosystem.

Providing all our employees with the resources to develop their talents, grow their careers and reach their goals is a top priority at Emerald.   To enable this, the Company provides numerous opportunities for employees to expand their professional and personal development, including unlimited access to Skillsoft’s online platform which provides continuous learning and career enhancement resources coupled with formal sales development and training from a professional sales coach. Emerald also offers a yearlong wellness program led by a top mindfulness coach focused on employees’ mental health and well-being.

Career development at Emerald is fostered through ongoing employee feedback, performance reviews and employee satisfaction surveys.  These surveys solicit employees’ every quarter to help Emerald track progress and the well-being of our workforce.  In addition to monthly town halls conducted by our CEO, which foster transparent and consistent communication throughout the Company, on December 2021, Emerald held its first ever Company-wide, in-person conference in Dallas, Texas called ACE (Agility, Commitment and Excellence).  ACE brought team members from around the country together to reconnect, face-to-face, and take part in presentations from top executives and smaller breakout sessions that focused on Emerald’s new business ventures, strategic roadmap and an employee award presentation which recognized individuals chosen by their peers as true leaders.

Emerald’s corporate culture and benefit offerings are also designed to meet the wide range of needs of our workforce including:

•	Flexible work hours and paid time off policy for employees to do their best work;
•	A comprehensive welfare package that includes a wide variety of benefits, such as domestic partner coverage, medical, dental and vision plan options with reduced premiums;

•	Opportunities to build a solid financial foundation, including a 401k plan with an employer match and the ability to participate in an Employee Stock Ownership Plan;
•	Opportunities to give back in impactful ways through the Emerald Cares volunteer program; and
•	On-the-job training, development opportunities, and quality experiences designed to help all Emerald team members elevate their knowledge, grow their skills, and further their careers.

These resources are intended to support the physical, emotional and financial well-being of our employees.

In order to protect our workforce from the outbreak of COVID-19, in March 2020, Emerald transitioned all of our employees to a remote/work-from-home arrangement, and as of November 2021, we permanently adopted a hybrid work structure whereby employees have the flexibility to work from home and come in to the office to maximize in-person collaboration  As we resume in-person events, we have prioritized the health and safety of our employees as well as our exhibitors and attendees, taking extensive COVID-19 protective measures.

Emerald is not involved in any material disputes with our employees and believe that relations with our employees are good. None of our employees are subject to collective bargaining agreements with unions. However, some facilities where we hold our trade shows require our decorators to use unionized labor.

Commitment to Environmental Sustainability

We are committed to minimizing our environmental impact with the goal of reducing the environmental footprint of our events. In partnership with the global Net Zero Carbon Events initiative, Emerald has taken the Net Zero Carbon Events pledge to chart a path towards net zero carbon emissions by 2050, with an interim goal to reduce greenhouse gas emissions by 50% by 2030.  As part of this pledge, we have undertaken to identify and prioritize actions to reduce greenhouse gas emissions, including energy management, water conservation, materials management, food and beverage waste reduction, sustainable procurement, stakeholder management and employee engagement initiatives.

We are also working to develop, gather and track key event metrics to measure the environmental impact of our events and benchmark success against our pledged goals.  We intend to collaborate with key partners and suppliers throughout the event industry, including venues, hotels, and general service contractors in furtherance of our sustainability initiatives.

Insurance

We maintain insurance policies to cover the principal risks associated with our business, including event cancellation, business interruption, workers’ compensation, directors’ and officers’ liability, cyber security, product liability, auto, property, and umbrella and excess liability insurance. All of our insurance policies are with third-party carriers and syndicates with financial ratings of A or better. We believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business. Event cancellation insurance provides coverage that allows us to refund a proportionate share, relative to the compromised enforced attendance reduction or show closure, of the deposits and booth and sponsorship fees paid to us by exhibitors in the event that we are forced to cancel a trade show or other event for reasons covered by the policies, such as natural disasters, terrorism, or venue closures. Business interruption insurance provides further coverage for our office property leases in cases where we are not able to conduct ongoing business, including sales and event planning. The continued availability of appropriate insurance policies on commercially reasonable terms is important to our ability to operate our business and to maintain our reputation.

Our event cancellation insurance policies protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes. Specifically, for the policies covering calendar years 2020 and 2021, these causes include event cancellation caused by the outbreak of communicable diseases, including COVID-19. However, coverage for the outbreak of communicable disease, including COVID-19, is not included in the 2022 event cancellation insurance policy.  In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories.  The aggregate limit under these event cancellation insurance policies is approximately $191.1 million in 2020, $191.4 million in 2021, and $100.0 million in 2022 if losses arise for reasons within the scope of the respective policies.

In addition to these primary policies, Emerald maintains separate event cancellation insurance policies for the Surf Expo Summer 2020, Surf Expo Winter 2021, Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with respective coverage limits of $6.0 million, $7.7 million, $8.4 million and $6.5 million. Similar to the primary event cancellation insurance policies, coverage for the outbreak of communicable disease, including COVID-19, is included for the policies covering Surf Expo Summer 2020 and Surf Expo Winter 2021, but not included for the policies covering Surf Expo Winter 2022 and Surf Expo Summer 2022.

The Company is in the process of pursuing claims under the 2021 and 2020 insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19. As of December 31, 2021, we have received proceeds of $184.4 million in respect of claims filed under our event cancellation insurance policies. To date, we have submitted $249.0 million in claims for impacted or cancelled events previously scheduled to take place in 2020 and 2021. There is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policies.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion relating to our event cancellation insurance coverage and proceeds received under the Company’s policies.

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

Risks Relating to Our Industry and Macroeconomic Conditions

Our operations, business and financial results have been, and continue to be, materially impacted by the COVID-19 pandemic.

The global spread of the COVID-19 pandemic has been severe and rapidly evolving, with governments, public institutions and other organizations imposing or recommending, and businesses and individuals implementing, restrictions on various activities or other actions to combat its spread. These restrictions include limitations and bans on travel or transportation; limitations on the size of gatherings; closures of work facilities, public buildings and businesses; cancellation of events, including trade shows, conferences and meetings; and quarantines and lockdowns. The pandemic and its consequences forced us to cancel or postpone a substantial portion of our event calendar for 2020 and 2021. These cancellations and postponements have had, and will continue to have, a severely negative impact on our business, operations, and financial results. While we have begun to stage live events again, exhibitor participation and attendance at our events remain significantly below pre-pandemic levels. The extent to which the ongoing pandemic continues to impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; the negative impact it will have on global and regional economies and economic activity, including the duration and magnitude of its impact on the industry sectors in which our trade shows, conferences and other events operate; its short and longer-term impact on our customers’ marketing, advertising or procurement budgets and their willingness or ability to travel to our events; actions that federal, state and local governments take in response to the pandemic, including limiting or banning travel and large gatherings; quarantine requirements; effectiveness and distribution of vaccinations; and how quickly economies, travel activity, and demand for face-to-face trade shows, conferences and other events recover after the pandemic subsides.

More specifically, the COVID-19 pandemic has subjected our business, operations and financial condition to a number of risks, including, but not limited to, those discussed below:

•

COVID-19 Risks Related to Revenue and Collection of Insurance Proceeds: COVID-19 has negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our revenues from our live events, which depend on our ability to hold such events and the willingness of exhibitors and attendees to attend such events. While we are generally insured against losses incurred through December 31, 2021 resulting from the unavoidable cancellation, postponement, relocation and enforced reduced attendance at our events due to certain covered circumstances, including the outbreak of communicable disease, and have filed substantial claims for our insured losses due to COVID-19, we cannot guarantee success with respect to any particular insurance claim beyond our initial recoveries, nor can we predict the timing of payment of additional insurance proceeds. There is no guarantee or assurance as to the amount or timing of any additional recoveries from Emerald’s event cancellation insurance policy in excess of the amounts recovered to date.  In addition, the level of claim activity as a result of COVID-19 has impacted pricing and availability of ongoing coverage in the event cancellation insurance market.  While Emerald has been able to secure event cancellation insurance for the calendar year 2022, this policy does not include coverage for event cancellations due to the outbreak of communicable disease, including COVID-19. The impact of COVID-19 could also cause a long-term reduction in the willingness of exhibitors and attendees to travel to our events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations. COVID-19 has also negatively impacted, and will in the future negatively impact to an extent we are unable to predict, our other marketing services revenue, as our customers adjust marketing and advertising spending due to the economic impact of the pandemic.

•

COVID-19 Risks Related to Operations: In response to COVID-19, we have implemented a hybrid working policy under which most of our employees continue to work remotely. In addition, many of our key vendors have similarly continued to work remotely.  As a result of such remote work arrangements, certain operational, reporting, accounting and other processes have been and may continue to be slower than prior to the pandemic, which could result in longer time to execute critical business functions. The ongoing effects of COVID-19 could negatively affect our internal controls over financial reporting as our team members may continue to work from home for prolonged periods of time and, therefore, new processes, procedures and controls could be required to respond to changes in our business environment. Further, should any key team members become ill from COVID-19 and unable to work, the attention of our management team could be diverted. In addition, disruptions to the labor market, including wage inflation and compensation for qualified personnel, as a result of COVID-19 may negatively impact our ability to attract and retain qualified personnel, and our reputation and market share may suffer as a result.

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

Attendance at our shows has declined as a result of the COVID-19 pandemic, and may continue to decline due to disruptions in global or local travel conditions, such as congestion at airports, the risk of or an actual terrorist action, adverse weather or outbreaks or fear of communicable diseases.

Our business depends largely on the ability and willingness of people, whether exhibitors or attendees, to travel to our events. As a result, factors that depress the ability or desire of attendees and exhibitors to travel, including, but not limited to: outbreaks of contagious disease, such as the continuing COVID-19 pandemic; increased costs associated with air travel; an increased frequency of flight delays or accidents; actual or threatened terrorist attacks; the imposition of heightened security standards, bans or travel restrictions on visitors from foreign countries; or acts of nature, such as earthquakes, storms and other natural disasters, could have a material adverse effect on our business, financial condition, cash flows and results of operations.  In addition to the impact of the COVID-19 pandemic, in the past we have experienced disruptions to several events due to hurricanes in Florida, and may be forced to cancel or re-locate future trade shows in the event of other natural or man-made disasters. While we are generally insured against direct losses resulting from event cancellations due to circumstances outside of our reasonable control, our 2022 event cancellation insurance policy does not include coverage for losses due to the outbreak of communicable disease, including COVID-19. Furthermore, the occurrence of one or more of the factors described above, including a prolonged recovery from the COVID-19 pandemic or a spike or resurgence in cases of COVID-19, could cause a long-term reduction in the willingness of exhibitors and attendees to travel to attend our trade shows, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

General economic conditions may have an adverse impact on the industry sectors in which our trade shows, conferences and other events operate, and therefore may negatively affect demand for exhibition space and attendance at our trade shows, conferences and other events.

In addition to general domestic and global economic conditions affecting our business, certain industry-specific conditions could affect our trade shows, conferences and other events. The longer a recession or economic downturn continues, or the longer a particular industry sector is impacted by macroeconomic headwinds, the more likely it becomes that our customers may reduce their marketing and advertising or procurement budgets. We and our customers may also be adversely affected by the impact of sustained inflationary conditions. Any material decrease in marketing or procurement budgets could reduce the demand for exhibition space or reduce attendance at our trade shows, conferences and other events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Increased spending on digital marketing and advertising, or other marketing channels, could reduce the amount spent on in-person trade shows.

The success of our trade shows depends on the willingness of companies to continue committing marketing budget allocations towards in-person shows and live events. Alternative channels for marketing spend such as digital, social media and telemarketing could draw marketing budgets away from in-person trade shows and live events. Moreover, digital marketing and social media have experienced meaningful growth over the last several years and, although we have not observed a material decline in demand for our trade shows as a result of the increasing use of the internet and social media for advertising and marketing, the increasing influence of online marketing and any resulting reductions or eliminations of the budgets our participants allocate to our trade shows could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Risks Relating to Our Business and Operations

Our inability to secure or retain desirable dates and locations for our trade shows could have a material effect on our business, financial condition, cash flows and results of operations.

The date and location of a trade show can impact its profitability, prospects and the demand and competition for desirable dates and locations for trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations. However, these reservations are not binding on the facility owners until we execute a definitive contract with the owners and we are not always provided a last look before the venue is rented to a third party during the reservation period. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities, such as the move of Outdoor Retailer from Salt Lake City, Utah to Denver, Colorado in January 2018, can adversely affect customer behavior. Similarly, significant timing and frequency changes, such as the move of Outdoor Retailer Winter Market from November 2019 to January 2020 and the shift from a three-show to two-show format for Outdoor Retailer in 2019, can also result in unanticipated customer reactions. External factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may depress the desire of exhibitors and attendees to attend our trade shows held in certain locations, or cause us to move our trade shows.

The success of each of our trade shows depends on the strong reputation of that show’s brand.

Our exhibitors and attendees primarily know us by the names of our trade shows that operate in their specific industry sector rather than by our corporate brand name, Emerald. In addition, a single brand name is sometimes used for shows that occur more than once a year; for example, the brand name “ASD Market Week” is used at our ASD Market Week March and ASD Market Week August shows. If the image or reputation of one or more of these shows is tarnished, it could impact the number of exhibitors and attendees attending that show or shows. A decline in one of our larger shows could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our success depends in part upon our ability to monitor changing market trends and to adapt our trade shows, acquire existing trade shows or launch new trade shows to meet the evolving needs of existing and emerging target audiences. The process of researching, developing, launching, relaunching and establishing profitability for a new trade show may lead to initial operating losses. While we did not launch any new in-person events in 2021 or 2020 due to the impact of COVID-19, we launched five new events in 2019, and expect to continue to launch new events in future periods, including several in 2022. Our efforts to adapt our trade shows, or to introduce new trade shows into our portfolio, in response to our perception of changing market trends, may not succeed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We may face increased competition from existing trade show operators or new competitors.

Although the trade show market is highly fragmented, we currently face increased competition in certain of our industry sectors. Further, our high profit margins and low start-up costs could encourage new operators to enter the trade show business. Both existing and new competitors present an alternative to our product offerings, and if competition increases or others are successful in attracting away our exhibitors and attendees, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A significant portion of our revenue has historically been generated by a concentrated number of our top trade shows.

We have historically depended on a concentrated number of our top trade shows to generate a significant portion of our revenues.  For the year ended December 31, 2019, which is the last year in which our operations were not materially impacted by the COVID-19 pandemic, our top five shows represented 30% of our total revenues.  While we continue to make efforts to diversify our business, a significant decline in the performance or prospects of any one of our top trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not fully realize the expected results and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.

We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. Recent strategic initiatives include our efforts to: (i) implement event plans to standardize marketing and sales planning across our event portfolio, (ii) introduce value-based pricing in order to improve transparency and customer satisfaction while driving yield improvement, and (iii) enhance our data analytics capabilities to develop new commercial insights. If we are not able to effectively execute on our strategic initiatives, if we do not adequately leverage technology to improve operating efficiencies or if we are unable to develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.

Our acquisition growth strategy entails risk and our future acquisitions may not be successful.

We may explore opportunities to purchase or invest in other businesses or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities. Any transactions we identify may entail various risks, including, among others:

•

the risks inherent in identifying desirable acquisition candidates, including management time spent away from running our core business and external costs associated with identifying such acquisition candidates;

•	the risk that we turn out to be wrong with respect to selecting and consummating what we had believed to be accretive acquisitions;
•	the risk of overpaying for a particular acquisition;

•	the risks of not being able to successfully integrate acquisitions and retain the key employees and/or customers of acquired businesses;
•

the risks inherent in expanding into new lines of business, including our recent expansion into the digital commerce software-as-a-service business through the acquisition of PlumRiver, LLC (“PlumRiver”), which included the Elastic Suite product;

•	the risks inherent in expanding our existing business into new categories or industries, including our recent expansion into the highly regulated cannabis industry through the acquisition of MJBiz;
•	the risks relating to potential unknown liabilities of acquired businesses;
•	the cultural, execution, currency, tax and other risks associated with any future international expansion; and
•

the risks associated with financing an acquisition, which may involve diluting our existing stockholders, reducing our liquidity or incurring additional debt, which in turn could result in increased debt service costs and/or a requirement to comply with certain financial or other covenants.

In furtherance of our strategy of growth through acquisitions, we routinely review and conduct investigations of potential acquisitions, some of which may be material. When we believe a favorable opportunity exists, we typically seek to enter into discussions with target shows or sellers regarding the possibility of such acquisitions. At any given time, we may be in discussions with one or more counterparties. There can be no assurances that any such negotiations will lead to definitive agreements, or if such agreements are reached, that any transactions would be consummated.

The acquisition of MJBiz may subject us to new regulatory, business and financial risks relating to the cannabis industry.

On December 31, 2021, we completed the acquisition of MJBiz. MJBiz publishes MJBiz Daily, a leading publication addressing business, regulatory, operational and legal issues relevant to the cannabis and hemp industries, and also sponsors the annual MJBizCon, a trade event and conference for the cannabis industry. Although we do not grow, sell or distribute cannabis products, and sale and distribution of cannabis products are not permitted at MJBiz-sponsored events, our connection with businesses that serve the cannabis industry could subject us to regulatory, financial, operational and reputational risks and challenges.

Under U.S. federal law, and more specifically the Controlled Substances Act (“CSA”), the cultivation, processing, distribution, sale, advertisement, and possession of cannabis are illegal, notwithstanding the legalization of sales for medicinal or adult recreational use in many individual states. As a result, federal law enforcement authorities, or authorities in certain U.S. jurisdictions that criminalize the processing, sale or possession of cannabis products, may seek to bring criminal actions against exhibitors, attendees or subscribers to MJBiz’s events and publications. If our exhibitors or customers are found to be violating applicable state or federal law relating to cannabis, they may be subject not only to criminal charges and convictions, but also to forfeiture of property, significant fines and penalties, disgorgement of profits, administrative sanctions, cessation of business activities, or civil liabilities arising from proceedings initiated by either government entities or private citizens.  Further, the perception that businesses that participate in MJBiz events or subscribe to or advertise in MJBiz publications are engaged in or promoting socially undesirable activity could have an adverse impact on our overall corporate reputation. In addition, the breadth of federal conspiracy and aiding and abetting statutes could potentially subject us to prosecution for aiding and abetting or conspiring to violate the CSA by virtue of our sponsoring events or publications that are directed to businesses that directly or indirectly service the cannabis industry.  Any of these actions or consequences could have a material adverse effect on our business, operating results or financial condition, particularly if law enforcement authorities seek to treat MJBiz as participating directly in the cannabis industry.

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

We, and to a greater extent, our exhibitors, use a limited number of outside contractors for decoration, facility set-up and other services in connection with our trade shows, and we and our exhibitors rely on the availability, capability and willingness of these contractors to provide services on a timely basis and on favorable economic and other terms. Notwithstanding our long-term contracts with many of these contractors, many factors outside our control could harm these relationships and the availability, capability or willingness of these contractors to provide these services on acceptable terms. The partial or complete loss of services from these contractors, or a significant adverse change in our or our exhibitors’ relationships with any of these contractors, could result in service delays, reputational    damage and/or added costs that could harm our business and customer relationships to the extent we or our exhibitors are unable to replace them in a timely or cost-effective fashion, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The industry associations that sponsor and market certain of our trade shows could cease to do so effectively or could be replaced or supplemented by new industry associations who do not sponsor or market our trade shows.

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

We face risks associated with event cancellations or other interruptions to our business, which our insurance  may not fully cover.

We maintain business interruption, event cancellation, casualty, general commercial and umbrella and excess liability insurance, as well as policies relating to workers’ compensation, director and officer insurance, property and product liability insurance, and cyber security insurance. Our insurance policies may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of all losses, lost sales or increased costs experienced during business interruptions or event cancellations. For example, in addition to the ongoing impact of the COVID-19 pandemic, we previously experienced disruptions to several events held in Florida due to hurricanes, and we may be forced to cancel future trade shows in the event of other natural or man-made disasters. Our recent claims history due to COVID-19, combined with the increased frequency of natural disasters due to climate change or other factors, has resulted in increased event cancellation insurance premiums and higher deductibles, and we cannot guarantee that such premium increases will not continue in the future or that we will be able to renew our insurance policies or procure other desirable insurance on commercially reasonably terms, if at all.   Further, while we have been able to secure event cancellation insurance for the calendar year 2022, this insurance policy does not include coverage for event cancellations due to the outbreak of communicable disease, including COVID-19. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. As an emerging growth company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the fiscal year ended December 31, 2022. At such time, our independent registered public accounting firm may issue a report that is adverse, which would be required if there are material weaknesses in our internal control over financial reporting.

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

As a result of the material weakness and the related restatements due to the change in the accounting for redeemable convertible preferred stock from permanent to temporary equity, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

During 2020 and 2021, we recorded noncash adjustments to our recorded asset balance for certain intangible assets, and we may be required to record further such adjustment in future periods that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets.  The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. The continued impact of COVID-19 on our business, slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that the carrying values of our intangible assets or goodwill exceed their fair values, which could lead to potential impairments that could impact our operating results. For the year ended December 31, 2021 we recorded non-cash goodwill impairments of $7.2 million and non-cash intangible asset impairments of $24.3 million and $8.4 million for certain trade names and certain customer relationships, respectively. For the year ended December 31, 2020, we recorded non-cash goodwill impairments of $603.4 million and non-cash intangible asset impairments of $60.9 million and $15.9 million for certain customer relationships and certain trade names, respectively.  There can be no assurance that we will not record further impairment charges in future periods.

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

We have a significant amount of indebtedness. As of December 31, 2021, we had $519.7 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $109.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (as defined below) (after giving effect to $1.0 million of outstanding letters of credit).

Our high level of indebtedness could have important consequences to us, including: limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as borrowings under our Amended and Restated Senior Secured Credit Facilities (to the extent not hedged) bear interest at variable rates, including increases or changes resulting from the replacement or unavailability of LIBOR, which could further adversely impact our cash flows; limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; impairing or restricting our ability to repay or refinance borrowings under the Amended and Restated Term Loan Facility; impairing our ability to obtain additional financing in the future; and increasing our cost of borrowing.

Any one of these limitations could have a material effect on our business, financial condition, cash flows, results of operations and ability to satisfy our obligations in respect of our outstanding debt.

Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the Amended and Restated Senior Secured Credit Facilities) has occurred and is continuing, we have the option to request to add one or more incremental term loan or revolving credit facilities or increase commitments under the Amended and Restated Revolving Credit Facility. As of December 31, 2021, we had $519.7 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with

$109.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $1.0 million of outstanding letters of credit). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

The covenants in our Amended and Restated Senior Secured Credit Facilities impose restrictions that may limit our operating and financial flexibility.

Our Amended and Restated Senior Secured Credit Facilities contain, and any future debt agreements may contain,  significant restrictions and covenants that limit our ability to operate our business, including restrictions on our ability to incur additional indebtedness; pay dividends, repurchase or redeem our capital stock; prepay, redeem or repurchase specified indebtedness; create certain liens; sell, transfer or otherwise convey certain assets; consolidate, merger or transfer all or substantially all of our assets, make certain investments; engage in transactions with affiliates, and enter into new lines of business.  In addition, the Amended and Restated Revolving Credit Facility also contains a financial covenant requiring us to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder

As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be limited. Further, our compliance with these covenants may be affected by circumstances and events beyond our control.  A breach of any of these covenants could result in a default under our debt agreements, which could permit the holders to accelerate our obligation to repay the debt. If that occurs, we may not be able to make all of the required payments or borrow sufficient funds to refinance such debt. Even if new financing were available at that time, it may not be on terms that are acceptable to us or terms as favorable as our current agreements. If our debt is in default for any reason, our business, results of operations and financial condition could be materially and adversely affected.

Risks Relating to Ownership of Our Securities

The price of our common stock has fluctuated substantially from time to time and may continue to fluctuate substantially in the future.

Our stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly in recent months from historical trading levels as a result of a variety of factors, some of which are beyond our control, such as volatility in the stock markets and the effects of COVID-19. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline further as a result. This volatility and the size of Onex’s investment in our equity securities, may prevent you from being able to sell your common stock at or above the price you paid for your common stock. Additionally, further declines in our stock price could require further goodwill write-downs.

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

As of December 31, 2021, Onex owned 47,058,332 shares of our common stock, representing 67.2% of our outstanding common stock. In addition, as of December 31, 2021, Onex owned 69,718,919 shares of our redeemable convertible preferred stock, representing 170,056,580 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 86.1%.

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

Future stock issuances or sales, including as a result of the conversion of our redeemable convertible preferred stock, could adversely affect the market price of our common stock.

The market price of our common stock could decline as a result of sales of a large number of our common stock in the market, or the sale of securities convertible into a large number of our common stock. The perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2021, we had outstanding 71,442,407 shares of redeemable convertible preferred stock with an aggregate liquidation preference of approximately $444.1 million, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. The aggregate accreting return will increase the number of shares of common stock issuable upon the conversion of the redeemable convertible preferred stock, which may result in a further decrease in the market value of our common stock. In addition, the terms of the redeemable convertible preferred stock provide that the conversion price may be reduced, which would result in the shares of redeemable convertible preferred stock being convertible into additional common stock upon certain events, including distributions on our common stock or issuances of additional common stock or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of common stock upon conversion of the redeemable convertible preferred stock would result in immediate dilution to existing holders of our common stock, which dilution could be substantial. In addition, the market price of our common stock may be adversely affected by such factors as whether the market price is near or above the conversion price, which could make conversion of the shares of redeemable convertible preferred stock more likely.

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

Two of our nine directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’ ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters.  In January 2018, Onex completed its acquisition of SMG Holdings Inc. (“SMG”), a leading global manager of convention centers, stadiums, arenas, theaters, performing arts centers and other venues. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). Certain of our events are staged in ASM managed venues and two of our directors affiliated with Onex are also directors of ASM.  In November 2020, Onex committed to invest more than $300 million in Convex Group Limited (“Convex”).  Convex is the lead underwriter of Emerald’s 2022 event cancellation insurance policy.

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

Onex owns the majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance rules. As a controlled company, we have the right to elect not to comply with certain corporate governance requirements of the New York Stock Exchange, including:

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

Accordingly, while our board currently has a majority of independent directors, our nominating and corporate governance and compensation committees do not consist entirely of independent directors. As a result, our stockholders will not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

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

We intend to continue to take advantage of each of the exemptions described above until we no longer qualify as an emerging growth company at December 31, 2022. We have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions will result in less active trading or more volatility in the price of our common stock.

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

Risks Related to our Intellectual Property and Information Technology

We do not own certain of the trade shows that we operate or certain trademarks associated with some of our shows.

The risks associated with some of our relationships with industry trade associations or other third-party sponsors of our events are particularly applicable in the case of KBIS (which is owned by the National Kitchen and Bath Association), CEDIA and our Military trade shows, which are the trade shows in our portfolio where the show trademarks are owned by an industry association or other third party and not by us. Any material disruption to our relationship with these third parties could have a material adverse impact on the revenue stream from these trade shows.   In addition, any of these third party owners may allege that we have breached a license agreement, whether with or without merit, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our trade shows success.

The infringement or invalidation of proprietary rights could have an adverse effect on our business.

We rely on trademark, trade secret and copyright laws in the United States to protect our proprietary rights, including with respect to the names of our trade shows and publications. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business. Our trademarks, trade names and brand names distinguish our trade shows from those of our competitors and we have registered and applied to register many of these trademarks to prevent others from using or capitalizing our names. There can be no assurance that our trademark applications will be approved or that our federal registrations will be upheld if challenged. Third parties may oppose our applications or otherwise challenge our use of our trademarks through administrative processes or costly litigation which if successful, could force us to rebrand our products   and/or services resulting in the loss of brand recognition.  Further, there can be no assurance that competitors will not infringe upon our trademarks, or that we will identify all such infringements or have adequate resources to properly enforce our trademarks.

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

We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption to our business, damage to our brands and reputation, legal exposure and financial losses.

We and third parties on our behalf, collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information that is provided to us through registration on our websites or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third-party service providers. Data maintained in electronic form is always subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity all of which are continuing to occur in our industry, as well as the industries of our exhibitors, vendors and suppliers.  Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of management’s attention,  litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused and other liabilities. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk (e.g., under the California Consumer Privacy Act) and damage our reputation, including with exhibitors, sponsors and attendees, which could have a material negative effect on our business and results of operations.

Our ability to safeguard such personal and other sensitive information is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Further, we exercise only limited control over our third-party vendors, which increases our vulnerability to problems with services they provide.   In addition, public attention regarding the use of personal information and data transfer has increased in recent years, and the regulatory environment governing information, security and privacy laws, as well as the requirements imposed on us by the credit card industry, are increasingly demanding and continue to evolve rapidly.  Maintaining compliance with changing privacy laws in the U.S., the European Union and elsewhere, including the European Union’s General Data Privacy Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act, which became effective in January 2020 could further increase our operating costs and require significant management time and attention and may increase the risk of potential litigation from individuals. In addition to these costs, our insurance coverage may not be adequate to cover the costs, fines, indemnification obligations, or other liabilities that could result from a data breach or other cyber security incidents.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have five key offices located in New York, New York; San Juan Capistrano, California; Alpharetta, Georgia; Denver, Colorado; and Culver City, California. We also have several other smaller locations throughout the United States, including in Lakewood, Colorado Hasbrouck Heights, New Jersey; Rye, New Hampshire; Framingham, Massachusetts; and Blue Ash, Ohio. We lease our offices from third parties on market terms and, in some cases following an acquisition, through transition services agreements with the applicable seller.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol "EEX". The approximate number of record holders of our common stock on February 22, 2022 was 37. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In October 2020, we announced that our Board of Directors had authorized a $20 million share repurchase program, and in October 2021 this program was extended through December 31, 2022. Share repurchases may be made from time to time through and including December 31, 2022, subject to early termination or extension by our Board of Directors. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

In July 2019, we announced that our Board of Directors had authorized a $30 million share repurchase program. This share repurchase program was terminated in July 2020.

In November 2018, we announced that our Board of Directors had authorized a $20 million share repurchase program. Share repurchases under this program were authorized through December 31, 2019.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2021, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2021 - October 31, 2021	267,685	$4.46	$7.4
November 1, 2021 - November 30, 2021	107,469	4.94	6.9
December 1, 2021 - December 31, 2021	—	—	6.9
Total	375,154

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and our peer groups for the period from April 28, 2017, the first day our stock began trading on the New York Stock Exchange, through December 31, 2021. The comparison assumes an initial investment of $100 at the close of business on April 28, 2017 in our stock and in each of the indices and also assumes the reinvestment of dividends where applicable. This historical performance is not necessarily indicative of future performance.

EEX Total Return v. Index/Peers Since IPO
EEX
Russell 2000 Index
Exhibition Peers (1)
Business Services Peers (2)
Advertising and Entertainment Peers (3)
Digital Information Services & Research Peers (4)
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
4/28/2017
9/29/2017
3/29/2018
9/28/2018
3/29/2019
9/30/2019
3/31/2020
9/30/2020
3/31/2021
9/30/2021

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

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2021, 2020, 2019, 2018 and 2017, and for the years ended December 31, 2021, 2020, 2019, 2018 and 2017, have been derived from our audited consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

		Year Ended December 31,
	2021(1)	2020(1)	2019(1)	2018(1)	2017(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenue	$145.5	$127.4	$360.9	$380.7	$341.7
Other income	77.4	107.0	6.1	—	6.5
Cost of revenues	55.5	57.6	120.2	112.1	95.0
Selling, general and administrative expenses(2)	143.0	118.6	133.4	121.8	121.9
Depreciation and amortization expense	47.6	48.6	52.0	46.8	43.2
Goodwill impairments(3)	7.2	603.4	69.1	—	—
Intangible asset impairments(4)	32.7	76.8	17.0	104.3	—
Operating (loss) income	(63.1)	(670.6)	(24.7)	(4.3)	88.1
Interest expense	15.8	20.6	30.3	29.1	38.3
Loss on disposal of fixed assets	0.5	—	—	—	—
Loss on extinguishment of debt(5)	—	—	—	—	3.0
(Loss) income before income taxes	(79.4)	(691.2)	(55.0)	(33.4)	46.8
Benefit from income taxes	(1.3)	(57.6)	(5.0)	(8.3)	(35.0)
Net (loss) income and comprehensive (loss) income	(78.1)	(633.6)	(50.0)	(25.1)	81.8
Accretion to redemption value of redeemable convertible preferred stock(6)	(35.6)	(15.6)	—	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(113.7)	$(649.2)	$(50.0)	$(25.1)	$81.8

Net (loss) income per share attributable to common stockholders
Basic	$(1.64)	$(9.09)	$(0.70)	$(0.34)	$1.19
Diluted	$(1.64)	$(9.09)	$(0.70)	$(0.34)	$1.13
Weighted average common shares outstanding
Basic	71,309	71,431	71,719	72,887	68,912
Diluted	71,309	71,431	71,719	72,887	72,116
Dividends declared per common share	$—	$0.0750	$0.2975	$0.2875	$0.2100

Statement of cash flows data:
Net cash provided by (used in) operating activities	$90.0	$(37.1)	$67.8	$103.9	$110.8
Net cash used in investing activities	$(131.9)	$(37.3)	$(16.7)	$(74.7)	$(95.5)
Net cash (used in) provided by financing activities	$(22.2)	$360.1	$(62.0)	$(19.6)	$(19.3)

	As of December 31,
	2021	2020	2019	2018	2017
		(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$231.2	$295.3	$9.6	$20.5	$10.9
Total assets(7)	$1,062.4	$1,054.4	$1,471.7	$1,580.0	$1,637.9
Total debt(8)	$519.7	$525.2	$535.4	$569.9	$554.2
Total liabilities	$747.9	$659.9	$831.5	$871.7	$876.7

(1)

Financial data for the year ended December 31, 2021 includes the results of MJBiz since its acquisition on December 31, 2021 and Sue Bryce Education and the Portrait Masters since its acquisition on April 1, 2021. Financial data for the year ended December 31, 2020 includes the results of PlumRiver since its acquisition on December 31, 2020 and EDspaces since its acquisition on December 21, 2020. Financial data for the year ended December 31, 2019 includes the results of G3 Communications (“G3”) since its acquisition on November 1, 2019. Financial data for the year ended December 31, 2018 includes the results of the Technology Brands since their acquisition on August 20, 2018 and Boutique Design New York (“BDNY”), since their acquisition on October 15, 2018. Financial data for the year ended December 31, 2017 includes the results of CEDIA Expo (“CEDIA”) since its acquisition on January 25, 2017, InterDrone Conference & Exposition (“InterDrone”) since its acquisition on March 10, 2017, Snow Show since its acquisition on May 24, 2017 and Connecting Point Marketing Group (“CPMG”) since its acquisition on November 29, 2017.

(2)

Selling, general and administrative expenses for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 included $9.4 million, $7.0 million, $6.4 million, $9.2 million, and $23.5 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including one-time severance, legal and advisory fees. Also included in selling, general and administrative expenses for the years ended December 31, 2021, 2020, 2019, 2018, and 2017 were stock-based compensation expenses of $10.4 million, $6.7 million, $7.7 million, $6.1 million, and $2.4 million, respectively.

(3)

The goodwill impairments for the year ended December 31, 2021, represent a non-cash impairment charge of $7.2 million in connection with our annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2020, represent a non-cash impairment charge of $588.2 million in connection with the interim March 31, 2020 testing of goodwill for impairment and a non-cash impairment charge of $15.2 million for goodwill in connection with our annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2019, represent a non-cash impairment charge of $9.3 million in connection with the interim August 31, 2019 testing of goodwill for impairment and a non-cash impairment charge of $59.8 million for goodwill in connection with our annual October 31 testing of goodwill for impairment. No other goodwill impairments were recorded in any other of the years presented.

(4)

The intangible asset impairments for the years ended December 31, 2021, 2020, 2019 and 2018 were recorded to align the carrying value of certain trade name and customer relationship intangible assets with their fair value.  No other intangible asset impairments were recorded in any of the other years presented.

(5)

On May 8, 2017, using the net proceeds from our IPO, we prepaid $159.2 million of borrowings under our term loan facility (as then in effect). On May 22, 2017, we refinanced our then-existing senior secured credit facilities with the Amended and Restated Senior Secured Credit Facility. In conjunction with the refinancing of our previous senior secured credit facilities, certain debtholders’ balances were fully extinguished. As a result, for the fiscal year ended December 31, 2017, we wrote off unamortized deferred financing fees and original issuance discount of $1.4 million and $1.6 million, respectively, which were included in loss on extinguishment of debt in the consolidated statements of (loss) income and comprehensive (loss) income.

(6)

During the year ended 2020, Emerald received proceeds of $373.3 million, net of fees and expenses of $17.2 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement (as defined below) and net proceeds of approximately $9.7 million pursuant to the Rights

Offering. Emerald used $50.0 of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Amended and Restated Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. During the years ended December 31, 2021 and 2020, the Company recorded accretion of $35.6 million and $15.6 million, respectively, with respect to the redeemable convertible preferred stock, bringing the aggregate accreted carrying value to $433.9 million and $398.3 million as of December 31, 2021 and 2020, respectively. The accretion is reflected in the calculation of net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders.

(7)

As of December 31, 2021, total assets included goodwill of $514.2 million and intangible assets, net, of $236.6 million. As of December 31, 2020, total assets included goodwill of $404.3 million and intangible assets, net, of $275.0 million. As of December 31, 2019, total assets included goodwill of $980.3 million and intangible assets, net, of $373.8 million. As of December 31, 2018, total assets included goodwill of $1,036.5 million and intangible assets, net, of $435.3 million. As of December 31, 2017, total assets included goodwill of $993.7 million and intangible assets, net, of $545.0 million.

(8)

As of December 31, 2021, total debt of $519.7 million consisted of $516.6 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $1.7 million and unamortized original issue discount of $1.4 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2020, total debt of $525.2 million consisted of $521.0 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $2.2 million and unamortized original issue discount of $2.0 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2019, total debt of $535.4 million consisted of $525.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.0 million, and unamortized original issue discount of $2.5 million, and $10.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2018, total debt of $569.9 million consisted of $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.6 million and unamortized original issue discount of $3.0 million and $40.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2017, total debt of $554.2 million consisted of $562.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $4.4 million and unamortized original issue discount of $3.6 million.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2021. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021	Dec. 31, 2020	Sept. 30, 2020	Jun. 30, 2020	Mar. 31, 2020
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$41.1	$76.5	$15.0	$12.9	$12.2	$8.5	$7.0	$99.7
Other income	59.9	1.1	2.3	14.1	42.7	16.1	48.2	—
Cost of revenues	14.2	33.7	3.6	4.0	10.5	4.3	(0.8)	43.6
Selling, general and administrative expenses	40.3	38.8	33.1	30.8	29.8	25.6	25.1	38.1
Depreciation and amortization expense	11.5	12.2	12.1	11.8	11.4	12.2	12.2	12.8
Goodwill impairments	7.2	—	—	—	15.2	—	—	588.2
Intangible asset impairments	32.7	—	—	—	17.4	—	—	59.4
Operating (loss) income	(4.9)	(7.1)	(31.5)	(19.6)	(29.4)	(17.5)	18.7	(642.4)
Interest expense	3.8	3.9	4.1	4.0	4.1	4.2	5.6	6.7
Loss on disposal of fixed assets	0.5	—	—	—	—	—	—	—
(Loss) income before income taxes	(9.2)	(11.0)	(35.6)	(23.6)	(33.5)	(21.7)	13.1	(649.1)
(Benefit from) provision for income taxes	(1.9)	(2.0)	10.9	(8.3)	0.4	(6.4)	3.2	(54.8)
Net (loss) income and comprehensive (loss) income	(7.3)	(9.0)	(46.5)	(15.3)	(33.9)	(15.3)	9.9	(594.3)
Accretion to redemption value of redeemable convertible preferred stock	(9.3)	(9.0)	(8.8)	(8.5)	(8.5)	(7.0)	(0.1)	—
Participation rights on if-converted basis	—	—	—	—	—	—	(0.2)	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(16.6)	$(18.0)	$(55.3)	$(23.8)	$(42.4)	$(22.3)	$9.6	$(594.3)

Basic (loss) earnings per share	$(0.24)	$(0.25)	$(0.77)	$(0.33)	$(0.59)	$(0.31)	$0.13	$(8.33)
Diluted (loss) earnings per share	$(0.24)	$(0.25)	$(0.77)	$(0.33)	$(0.59)	$(0.31)	$0.13	$(8.33)
Basic weighted average common shares outstanding	70,088	71,033	71,938	72,245	71,413	71,484	71,444	71,381
Diluted weighted average common shares outstanding	70,088	71,033	71,938	72,245	71,413	71,484	71,470	71,381

Dividend declared per common share	$—	$—	$—	$—	$—	$—	$—	$0.0750

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

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020.

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

All of our trade show franchises typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows are scheduled to stage at least annually, with certain franchises offering multiple editions per year. As our shows are frequently the largest and most well attended in their respective industry verticals, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these attendees makes our trade shows “must-attend” events for our exhibitors, further reinforcing the leading positions of our trade shows within their respective industry verticals. Our attendees use our shows to fulfill procurement needs, source new suppliers, reconnect with existing suppliers, identify trends, learn about new products and network with industry peers, which we believe are factors that make our shows difficult to replace with non-face-to-face events. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 22 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of GLM, ranging from approximately $5.0 million to approximately $142.2 million, and annual revenues ranging from approximately $1.3 million to approximately $25.6 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples. The 22 acquisitions we have completed are described as follows:

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

•

CEDIA Expo — On January 25, 2017, we acquired the trade show CEDIA from its namesake association, Custom Electronic Design & Installation Association. CEDIA is the largest trade show in the home technology market, serving industry professionals that manufacture, design and integrate goods and services for the connected home.

•

The International Drone Conference & Exposition — On March 10, 2017, we acquired the trade show InterDrone from BZ Media LLC. InterDrone is the leading commercial drone-focused show in the United States.

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

•

Connecting Point Marketing Group – On November 29, 2017, we acquired CPMG from Corridor Capital, LLC, mezzanine investor Aldine Capital Partners and management.  CPMG organizes and hosts senior executive level business-intensive trade events focused on innovation for the hospitality, restaurant, healthcare, grocery and retail industries.  These events are highly-curated, invitation-only forums that bring together leaders in each vertical market.

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

•

Boutique Design New York and related assets – On October 15, 2018, we acquired BDNY and related assets from ST Media Group International and Hospitality Media Group.  BDNY is a leading trade show and conference for boutique hospitality design professionals, primarily serving the eastern United States, Canada and Europe.  BDNY has been recognized among the fastest-growing trade shows in the U.S. for the past five years.

•

G3 Communications – On November 1, 2019, we acquired G3. G3 is the producer of the B2B Marketing Exchange event series and is a creator of custom content and lead generation services. Through its mix of events, digital publications and marketing services, G3 helps B2B organizations develop revenue-producing, comprehensive campaigns by providing content ideation, creation and distribution services.

•

EDspaces – On December 21, 2020, we acquired the trade show EDspaces from the Education Market Association, Inc. EDspaces is one of the nation’s largest events focused on educational spaces and related equipment.

•	PlumRiver, LLC – On December 31, 2020, we acquired substantially all of the assets of PlumRiver. PlumRiver is a leading provider of B2B eCommerce software solutions.
•

Sue Bryce Education and The Portrait Masters – On April 1, 2021, we acquired substantially all of the assets of Sue Bryce Education and The Portrait Masters. Sue Bryce Education and The Portrait Masters is a subscription-based photography business education and e-learning service with a photography conference.

•

MJBiz – On December 31, 2021, we acquired substantially all of the assets of MJBiz. MJBiz is a leading event producer and content platform serving the wide range of companies operating in the rapidly growing cannabis industry.

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

•

Overall Economic Environment and Industry Sector Cyclicality — Our results of operations are correlated, in part, with the economic performance of the industry sectors that our trade shows serve, as well as the state of the overall economy, which may be affected by factors such as inflation and supply chain interruption.

•

Lag Time — As the majority of our exhibit space is sold during the twelve months prior to each trade show, there is often a timing difference between changes in the economic conditions of an industry sector vertical and their effect on our results of operations. This lag time can result in a counter-cyclical impact on our results of operations.

•

Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first quarter of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry.  However, as a result of event cancellations due to COVID-19, results for the years ended December 31, 2021 and December 31, 2020, as well as future results, may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable and material.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key indicators of the financial condition and operating performance of our business are revenues, Organic revenue, cost of revenues, selling, general and administrative expenses, interest expense, depreciation and amortization, income taxes, Adjusted EBITDA and Free Cash Flow.

Basis of Presentation

As described in Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, our Chief Executive Officer, as the chief operating decision-maker ("CODM"), evaluates performance based on the results of six executive brand portfolios, which represent our six operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, four of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020”.

Other Income

We maintain event cancellation insurance to protect against losses due the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes.  Specifically, these causes include event cancellation caused by the outbreak of communicable diseases, including COVID-19 for the years ended December 31, 2020 and 2021, as well as losses caused by natural disasters such as hurricanes.  However, Emerald’s renewed event cancellation insurance policies for the calendar year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. Our Other Income is primarily comprised of received or confirmed event cancellation insurance claim proceeds.

Cost of Revenues

•

Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 16%, 10%, and 19% of our total cost of revenues for the years ended December 31, 2021, 2020, and 2019, respectively, and 6%, 4%, and 6% of our total revenues for each of the years ended December 31, 2021, 2020, and 2019, respectively.

•

Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 9%, 34%, and 17% of our total cost of revenues for the years ended December 31, 2021, 2020, and 2019, respectively, and 3%, 15%, and 6% of our total revenues for the year ended December 31, 2021, 2020, and 2019, respectively.

•

Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 13%, 9%, and 12% of our total cost of revenues for the years ended December 31, 2021, 2020, and 2019, respectively, 5%, 4% and 4% of our total revenues for each of the years ended December 31, 2021, 2020, and 2019.

•

Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 10%, 9%, and 6% of our total cost of revenues for each of the years ended December 31, 2021, 2020, and 2019, respectively, 4%, 4%, and 2% of our total revenues for each of the years ended December 31, 2021, 2020, and 2019, respectively.

•

Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 51%, 39%, and 46% of our total cost of revenues for the years ended December 31, 2021, 2020, and 2019, respectively, and 20%, 18%, and 16% of our total revenues for the year ended December 31, 2021, 2020, and 2019, respectively.

Selling, General and Administrative Expenses

•

Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 67%, 68%, and 61% of our total selling, general and administrative expenses for the years ended December 31, 2021, 2020, and 2019, and 66%, 63%, and 22% of our total revenues for each of the years ended December 31, 2021, 2020, and 2019, respectively.

•

Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Miscellaneous expenses represented 33%, 32%, and 39% of our total selling, general and administrative expenses, for the years ended December 31, 2021, 2020, and 2019, respectively, and 32%, 30%, and 15% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

Interest Expense

Interest expense represents interest payments and refinancing fees paid to our lenders. On May 22, 2017, we refinanced our senior secured credit facilities with the Amended and Restated Senior Secured Credit Facilities (the “2017 Refinancing”). We further amended the Amended and Restated Senior Secured Credit Facilities in November 2017 to reduce the applicable interest rates. Interest expense for the years ended December 31, 2021, 2020, and 2019 principally represented interest paid in respect of our Amended and Restated Senior Secured Credit Facilities.

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of ten to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. Depreciation expense relates to property and equipment and represented approximately 1%, 1%, and less than 1% of our total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

Income Taxes

Income tax expense consists of U.S. federal, state and local taxes based on income in the jurisdictions in which we operate.

We record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangibles assets, depreciation, stock-based compensation charges and deferred financing costs.

Cash Flow Model

We have favorable cash flow characteristics, as described below (see “—Liquidity and Capital Resources—Cash Flows”), as a result of our high profit margins, low capital expenditures and consistently negative working capital, excluding cash on hand. Our working capital, excluding cash on hand, is negative as our current assets are generally lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable, borrowings under our Amended and Restated Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”) and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized as revenue upon completion of each trade show. The implication of having negative working capital, excluding cash on hand, is that changes in working capital represent a source of cash as our business grows.  As a result of COVID-19, the accounts receivable and deferred revenue balances related to cancelled events have been reclassified to Cancelled event liabilities in the consolidated balance sheets, as the net amount represents balances which we expect will be refunded to our customers.  While we believe that our business interruption insurance proceeds will largely mitigate this liability, cash outflows for customer refunds will likely exceed insurance claim settlement cash inflows for the foreseeable future.

The primary driver for our negative working capital, excluding cash on hand, is the sales cycle for a trade show, which typically begins during the twelve months prior to a show. In the interim period between the current show and the following show, we continue to sell to new and past exhibitors and collect payments on contracted exhibit space. Most of our exhibitors pay in full in advance of each trade show, whereas the bulk of expenses are paid close to or after the show. Cash deposits start to be received as early as twelve months prior to a show taking place and the balance of booth space fees are typically received in cash one month prior to a show taking place. This highly efficient cash flow model, where cash is received in advance of expenses to be paid, creates a working capital benefit.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 6 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020”.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net loss before (i) interest expense, (ii) income tax (benefit), (iii) depreciation and amortization, (iv) stock-based compensation, (v) deferred revenue adjustment, (vi) goodwill and other intangible asset impairment charges, (vii) material show scheduling adjustments, and (viii) other items that management believes are not part of our core operations.  We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net loss. For a reconciliation of Adjusted EBITDA to net loss, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020”.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Statement of loss and comprehensive loss data:
Revenues	$145.5	$127.4	$18.1	14.2%
Other income	77.4	107.0	(29.6)	(27.7)%
Cost of revenues	55.5	57.6	(2.1)	(3.6)%
Selling, general and administrative expenses(1)	143.0	118.6	24.4	20.6%
Depreciation and amortization expense	47.6	48.6	(1.0)	(2.1)%
Goodwill impairments(2)	7.2	603.4	(596.2)	(98.8)%
Intangible asset impairments(3)	32.7	76.8	(44.1)	(57.4)%
Operating loss	(63.1)	(670.6)	607.5	(90.6)%
Interest expense	15.8	20.6	(4.8)	(23.3)%
Loss on disposal of fixed assets	0.5	—	0.5	NM
Loss before income taxes	(79.4)	(691.2)	611.8	(88.5)%
Benefit from income taxes	(1.3)	(57.6)	56.3	(97.7)%
Net loss and comprehensive loss	$(78.1)	$(633.6)	$555.5	(87.7)%

Other financial data (unaudited):
Adjusted EBITDA(4)	$45.7	$71.9	$(26.2)	(36.4)%
Free Cash Flow(5)	$83.4	$(41.1)	$124.5	(302.9)%
Organic revenue(6)	$43.8	$44.1	$(0.3)	(0.7)%

(1)

Selling, general and administrative expenses for the years ended December 31, 2021 and 2020 included $9.4 million and $7.0 million, respectively, in contract termination, acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2021 and 2020 were stock-based compensation expenses of $10.4 million and $6.7 million, respectively.

(2)

Goodwill impairments for the year ended December 31, 2021 represents non-cash impairment of $7.2 million in connection with our October 31, 2021 goodwill impairment testing.  Goodwill impairments for the year ended December 31, 2020 represents non-cash impairments of $588.2 million and $15.2 million in connection with our March 31, 2020 and October 31, 2020 goodwill impairment testing, respectively.  See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash goodwill impairments.

(3)

Intangible asset impairments for the year ended December 31, 2021 included non-cash impairments of $21.0 million and $11.7 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our October 31, 2021 testing of intangible assets. Intangible asset impairments for the year ended December 31, 2020 included non-cash impairments of $13.2 million and $46.2 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our March 31, 2020 testing of intangible assets. In addition, non-cash impairments of $16.8 million and $0.6 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our October 31, 2020 testing of intangible assets. See Note 6, Intangible Assets and Goodwill, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash intangible asset impairments.
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

We define Adjusted EBITDA as net loss before (i) interest expense (benefit), (ii) income tax expense, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that management believes are not part of our core operations. Management and our Board of Directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Year Ended December 31,
	2021	2020
	(unaudited)
	(dollars in millions)
Net loss	$(78.1)	$(633.6)
Add (Deduct):
Interest expense	15.8	20.6
Benefit from income taxes	(1.3)	(57.6)
Goodwill impairments(a)	7.2	603.4
Intangible asset impairments(b)	32.7	76.8
Depreciation and amortization	47.6	48.6
Stock-based compensation expense(c)	10.4	6.7
Deferred revenue adjustment(d)	2.0	—
Other items(e)	9.4	7.0
Adjusted EBITDA	$45.7	$71.9

(a)	Represents the non-cash goodwill impairments described in footnote 2 above.
(b)	Represents the non-cash intangible asset impairments described in footnote 3 above.
(c)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(d)

Deferred revenue balances in the opening balance sheet of acquired assets and liabilities for PlumRiver and EDspaces reflected the fair value of the assumed deferred revenue performance obligations at the acquisition date. If the businesses had been continuously owned by us throughout the years presented, the deferred revenue fair value adjustment of $2.0 million, would not have been required and the revenues for the year ended December 31, 2021 would have increased by $2.0 million.

(e)

Other items include amounts management believes are not representative of our core operations.  Other items for the year ended December 31, 2021 included: (i) $3.1 million in transition costs, including one-time severance expense of $1.3 million and costs associated with lease abandonment of $1.2 million, (ii)

$2.7 million in non-recurring legal, audit and consulting fees (iii) $1.4 million in transaction costs in connection with certain acquisition transactions and (iv) $2.2 million in expense related to the remeasurement of contingent consideration. For the year ended December 31, 2020, the $7.0 million included: (i) $4.6 million in transition costs, including one-time severance expense of $2.8 million, (ii) $2.2 million in non-recurring legal, audit and consulting fees and (iii) $1.7 million in transaction costs in connection with certain acquisition transactions offset by (iv) $1.5 million reduction to expense related to the remeasurement of contingent consideration.

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

	Year Ended December 31,
	2021	2020
	(unaudited)
	(dollars in millions)
Net Cash Provided by (Used in) Operating Activities	$90.0	$(37.1)
Less:
Capital expenditures	6.6	4.0
Free Cash Flow	$83.4	$(41.1)

(6)

In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and Emerald’s Board of Directors evaluate changes in Organic revenue to understand underlying revenue trends of its events. Our presentation of Organic revenue adjusts revenue for (i) acquisition revenue, (ii) discontinued events and (iii) COVID-19 cancellations.

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP.  Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP.  Also, Organic revenue is not necessarily comparable to similarly titled measures used by other companies.

	Year Ended December 31,		Change
	2021	2020	$	%
	(unaudited) (dollars in millions)
Revenues	$145.5	$127.4	$18.1	14.2%
Add (deduct):
Acquisition revenues	(16.6)	—
Discontinued events	—	(7.6)
COVID-19 prior year cancellations(1)	(85.1)	—
COVID-19 current year cancellations(2)	—	(75.7)
Organic revenue	$43.8	$44.1	$(0.3)	(0.7%)

(1)	Represents the increase in 2021 revenues attributable to events that staged in the current year and were cancelled due to COVID-19 in the prior year.
(2)

Represents reduction in revenues attributable to certain events that were cancelled in fiscal 2021 due to COVID-19, compared to all events that staged in 2020. The Company believes the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

Revenues

Total revenues of $145.5 million for the year ended December 31, 2021 increased $18.1 million, or 14.2%, from $127.4 million for the year ended December 31, 2020. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Total other income of $77.4 million for fiscal 2021 decreased by $29.6 million, from $107.0 million for fiscal 2020. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Cost of Revenues

Total cost of revenues of $55.5 million for fiscal 2021 decreased by $2.1 million, or 3.6%, from $57.6 million for fiscal 2020.  See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $143.0 million for the year ended December 31, 2021 increased $24.4 million, or 20.6%, from $118.6 million for the year ended December 31, 2020.   See “Commerce Segment – Selling,

General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate - Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $47.6 million for the year ended December 31, 2021 decreased $1.0 million, or 2.1%, from $48.6 million for the year ended December 31, 2020. See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairments

As a result of our annual goodwill impairment assessment, management recorded a $7.2 million non-cash charge related to the impairment of goodwill as of October 31, 2021.

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

Intangible Asset Impairments

As a result of our annual impairment assessment as of October 31, 2021, management recorded a non-cash impairment charge of $32.7 million, which included non-cash impairment charges of $21.0 million and $11.7 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively.

Due to the triggering event in the first quarter of 2020 described above, management performed impairment assessments of our long-lived assets and indefinite-lived assets.  The assessments resulted in the recognition of a non-cash impairment charge of $59.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets, and certain of our indefinite-lived trade name intangible assets of $13.2 million and $46.2 million, respectively.  As a result of our annual impairment assessment as of October 31, 2020, management recorded a non-cash impairment charge of $17.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets, and certain of our indefinite-lived trade name intangible assets of $16.8 million and $0.6 million, respectively.

Commerce Segment

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)

Revenues	$57.3	$56.9	$0.4	0.7%
Other income	59.3	70.3	(11.0)	(15.6)%
Cost of revenues	18.1	24.6	(6.5)	(26.4)%
Selling, general and administrative expenses	24.9	27.8	(2.9)	(10.4)%
Depreciation and amortization expense	24.0	21.9	2.1	9.6%
Goodwill impairments	7.2	367.5	(360.3)	NM
Intangible asset impairments	30.1	45.9	(15.8)	(34.4)%
Operating income (loss)	$12.3	$(360.5)	$372.8	NM

Revenues

During the year ended December 31, 2021, revenues for the Commerce segment of $57.3 million increased by $0.4 million, or 0.7% from $56.9 million for the year ended December 31, 2020. The primary driver of the increase was $44.6 million in revenues related to live events that staged primarily in the second half of 2021 but were cancelled due to COVID-19 in the prior year. This increase was offset by a $38.7 million reduction from the cancellation of nearly all events scheduled to stage in the first half of 2021 due to COVID-19.  The remaining $5.6 million decline in revenues was primarily due to a $4.1 million, or 43.4%, decrease in revenues from two events that staged in both 2021 and 2020.  This decline was largely attributable to one event that staged pre-COVID in January 2020 and was the Company’s only large event to stage in the first half of 2021.  This decrease was offset by a $1.1 million increase in print and digital advertising and virtual event revenues. Discontinued other marketing services representing $2.7 million of 2020 revenues also impacted the current year results.

Other Income

Other income of $59.3 million was recorded for the Commerce segment related to event cancellation insurance proceeds during the year ended December 31, 2021.  All $59.3 million was received during 2021.

Other income of $70.3 million was recorded for the Commerce segment related to event cancellation insurance proceeds during the year ended December 31, 2020.  Of the $70.3 million, $61.3 million was received and $9.0 million was confirmed by the insurance provider during 2020.  All $9.0 million of insurance receivables for the Commerce segment as of December 31, 2020 were received in January 2021.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues for the Commerce reportable segment decreased $6.5 million, or 26.4%, to $18.1 million from $24.6 million for the year ended December 31, 2020. The primary drivers of the decrease were a $12.8 million decline in expense from events that were cancelled due to COVID-19 in 2021, but staged in 2020, a $1.7 million decline from events that were cancelled in both years due to COVID-19 and $1.0 million in cost savings from several small discontinued events.  These declines were offset by $9.0 million in cost of revenues related to live events that staged in 2021 but were cancelled in 2020 due to COVID-19.

Selling, General and Administrative Expenses

During the year ended December 31, 2021 selling, general and administrative expenses for the Commerce reportable segment decreased $2.9 million, or 10.4%, to $24.9 million from $27.8 million for the comparable period in 2020. The decrease was primarily related to lower compensation and benefits expense attributable to the centralization initiatives implemented over the prior year, lower sales commissions related to lower revenues, avoided promotional and travel costs related to cancelled events, as well as credit card fee savings during the year ended December 31, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Commerce segment of $24.0 million for the year ended December 31, 2021 increased $2.1 million, or 9.6%, from $21.9 million for the year ended December 31, 2020. The increase was due to higher amortization on the definite-lived trade name and customer relationship intangible assets.

Goodwill Impairments

In connection with our 2021 annual impairment assessment, management recorded a $7.2 million non-cash goodwill impairment charge related to reporting units under the Commerce segment.

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

Intangible Asset Impairments

In connection with our 2021 annual impairment assessment, management recorded a non-cash impairment charge of $30.1 million for intangible assets related to the Commerce segment.  The non-cash charges included $21.0 million for certain definite-lived customer relationship and trade names intangible assets, and $9.1 million for certain indefinite-lived trade name intangible assets.

In connection with the triggering event in the first quarter of 2020 described above, we performed impairment assessments of long-lived assets and indefinite-lived assets and recorded non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Commerce segment of $6.7 million and $24.0 million, respectively.  In relation to our annual impairment assessment performed as of October 31, 2020, we recorded additional non-cash impairment charges related to related to long-lived assets under the Commerce segment of $15.2 million. During 2020, we recorded total non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Commerce segment of $21.9 million and $24.0 million, respectively.

Design and Technology Segment

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Revenues	$55.4	$51.2	$4.2	8.2%
Other income	12.3	32.5	(20.2)	(62.2)%
Cost of revenues	27.0	25.7	1.3	5.1%
Selling, general and administrative expenses	22.4	23.0	(0.6)	(2.6)%
Depreciation and amortization expense	14.9	16.4	(1.5)	(9.1)%
Goodwill impairments	—	205.7	(205.7)	NM
Intangible asset impairments	2.6	24.9	(22.3)	NM
Operating income (loss)	$0.8	$(212.0)	$233.0	NM

Revenues

During the year ended December 31, 2021, revenues for the Design and Technology segment of $55.4 million increased by $4.2 million, or 8.2%, from $51.2 million for the year ended December 31, 2020. The primary drivers of the increase were $34.1 million in revenues related to live events that staged primarily in the second half of 2021 but were cancelled due to COVID-19 in the prior year and an increase of $0.7 million, or 20.9%, for live events that staged in both years. These increases were partially offset by a $30.3 million reduction from the cancellation of nearly all live events scheduled to stage in the first half of 2021 due to COVID-19.

Other Income

Other income of $12.3 million was recorded for the Design and Technology segment related to event cancellation insurance claims during the year ended December 31, 2021.  All $12.3 million was received during 2021.

Other income of $32.5 million was recorded for the Design and Technology segment related to event cancellation insurance claims proceeds during the year ended December 31, 2020.  Of the $32.5 million, $24.8 million was received and $7.7 million was confirmed by the insurance provider during 2020.  All $7.7 million of insurance receivables for the Technology and Design segment as of December 31, 2020 were received in January 2021.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues for the Design and Technology segment of $27.0 million increased by $1.3 million, or 5.1%, from $25.7 million for the year ended December 31, 2020. The primary drivers of the increase were $15.8 million related to live events that staged primarily in the second half of 2021 but were cancelled due to COVID-19 in the prior year.  These increases were partially offset by a $14.3 million reduction from the cancellation of nearly all events scheduled to stage in the first half of 2021 due to COVID-19.

Selling, General and Administrative Expenses

During the year ended December 31, 2021, selling, general and administrative expenses for the Design and Technology segment of $22.4 million decreased by $0.6 million, or 2.6%, from $23.0 million for the year ended December 31, 2020. The decrease was primarily related to lower compensation and benefits expense attributable to the centralization initiatives implemented over the prior year, lower external commission expense, as well as credit card fee savings during the year ended December 31, 2021, partly offset by higher marketing costs.

Depreciation and Amortization Expense

During the year ended December 31, 2021, depreciation and amortization expense for the Design and Technology segment of $14.9 million decreased $1.5 million, or 9.1%, from $16.4 million for the year ended December 31, 2020. The decrease was due to lower amortization on the definite-lived trade name and customer relationship intangible assets which were impaired in the first and fourth quarters of 2020.

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

Intangible Asset Impairments

In connection with our 2021 annual impairment assessment, management recorded a non-cash impairment charge of $2.6 million for intangible assets related to the Design and Technology segment.  The non-cash charges included a $2.6 million for certain indefinite-lived trade name intangible assets.

In connection with the triggering event in the first quarter of 2020, we performed impairment assessments of long-lived assets and indefinite-lived assets and recorded non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $5.7 million and $17.0 million, respectively.  In relation to our 2020 annual impairment assessment performed as of October 31, 2020, we recorded additional non-cash impairment charges of $1.6 million and $0.6 million, in connection with long-lived assets and indefinite-lived intangible assets, respectively, under the Design and Technology segment. During 2020, we recorded total non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the Design and Technology segment of $7.3 million and $17.6 million, respectively.

All Other Category

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Revenues	$32.8	$19.3	$13.5	69.9%
Other income	5.8	4.2	1.6	38.1%
Cost of revenues	10.4	7.3	3.1	42.5%
Selling, general and administrative expenses	27.4	13.3	14.1	NM
Depreciation and amortization expense	6.3	7.4	(1.1)	(14.9)%
Goodwill impairments	—	30.2	(30.2)	NM
Intangible asset impairments	—	6.0	(6.0)	NM
Operating loss	$(5.5)	$(40.7)	$35.2	(86.5)%

Revenues

During the year ended December 31, 2021, revenue attributable to the All Other category of $32.8 million increased by $13.5 million, or 69.9%, from $19.3 million for the year ended December 31, 2020. The primary drivers of the increase were incremental revenues of $14.4 million from the acquisitions of PlumRiver and Sue Bryce, which closed in December 2020 and April 2021, respectively, $6.3 million of revenue from events that staged during 2021, but were cancelled due to COVID-19 in the prior year, and a $1.3 million organic revenues increase, primarily related to print and digital advertising business. These increases were offset by $6.7 million for events that staged in 2020 but were cancelled due to COVID-19 in 2021 and a $1.6 million decline attributable to discontinued other marketing services.

Other Income

Other income of $5.8 million was recorded for the All Other category related to event cancellation insurance claims proceeds during the year ended December 31, 2021.  All $5.8 million was received during 2021.

Other income of $4.2 million was recorded for All Other category related to event cancellation insurance claims proceeds during the year ended December 31, 2020.  Of the $4.2 million, $3.0 million was received and $1.2 million was confirmed by the insurance provider during 2020.  All $1.2 million of insurance receivables for the All Other category as of December 31, 2020 were received in January 2021.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues attributable to the All Other category of $10.4 million increased by $3.1 million, or 42.5%, from $7.3 million for the year ended December 31, 2020. The primary drivers of the increase were $2.3 million in additional expense for events that staged during the current year, but were cancelled due to COVID-19 in 2020, and incremental costs of $2.0 million from the acquisitions of PlumRiver and Sue Bryce, which closed in December 2020 and April 2021, respectively. These increases were partly offset by decreases of $0.6 million in expense related to events that were either cancelled due to COVID-19 during the current year, but staged in 2020 or cancelled in both years due to COVID-19, and a decrease of $0.5 million in expense related to discontinued virtual events and other marketing services.

Selling, General and Administrative Expenses

During the year ended December 31, 2021, selling, general and administrative expenses for the All Other category of $27.4 million increased by $14.1 million, from $13.3 million for the year ended December 31, 2020. The increase in selling, general and administrative expense was primarily driven by the acquisitions of PlumRiver and Sue Bryce in December 2020 and April 2021, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $6.3 million for the year ended December 31, 2021 decreased $1.1 million, or 14.9%, from $7.4 million for the year ended December 31, 2020. The decrease was due to lower amortization on the definite-lived trade name and customer relationship intangible assets which were impaired in the first and fourth quarters of 2020.

Goodwill Impairments

During 2020, we recorded non-cash goodwill impairment charges of $30.2 million in connection with reporting units under the All Other category in relation to our interim and annual impairment assessments. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with the triggering event in the first quarter of 2020 described above, we performed impairment assessments of long-lived assets and indefinite-lived assets and recorded non-cash impairment charges related to long-lived assets and indefinite-lived intangible assets under the All Other category of $0.8 million and $5.2 million, respectively.

Corporate

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Selling, general and administrative expenses	$68.3	$54.5	$13.8	25.3%
Depreciation and amortization expense	2.4	2.9	(0.5)	(17.2)%
Total operating expenses	$70.7	$57.4	$13.3	23.2%

Selling, General and Administrative Expenses

During the year ended December 31, 2021, selling, general and administrative expenses of $68.3 million for corporate-level activity increased by $13.8 million, or 25.3%, from $54.5 million for the year ended December 31, 2020. The increase in selling, general and administrative expense was primarily driven by higher compensation and benefits expense, higher stock-based compensation costs and higher transition costs, including one-time severance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to corporate-level activity of $2.4 million for the year ended December 31, 2021 decreased $0.5 million, or 17.2%, from $2.9 million for the year ended December 31, 2020.

Interest Expense; Benefit from Income Taxes; Net Loss; Adjusted EBITDA

Interest Expense

Interest expense of $15.8 million for the year ended December 31, 2021 decreased $4.8 million, or 23.3%, from $20.6 million for the year ended December 31, 2020. The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during 2021 was 2.60%, compared to 3.28% during 2020, and a $0.9 million decrease in interest expense related to lower borrowings under the Amended and Restated Revolving Credit Facility.

Benefit from Income Taxes

For the years ended December 31, 2021 and 2020, we recorded a benefit from income taxes of $1.3 million and $57.6 million, respectively. The decrease in our benefit from income taxes of $56.2 million for the year ended December 31, 2021 compared to the prior year was primarily attributable to the impact of lower non-cash charges related to goodwill and intangible asset impairments, offset by lower other income and higher operating losses incurred as a result of the continued impact of the COVID-19 pandemic.

Net Loss

Net loss of $78.1 million for the year ended December 31, 2021 decreased $555.5 million from net loss of $633.6 million for the year ended December 31, 2020. The key drivers of the decrease in net loss were the decreases in non-cash goodwill and intangible asset impairment charges and interest expense, partly offset by the higher corporate overhead expense and lower benefits from income taxes described above.

Adjusted EBITDA

Total Adjusted EBITDA of $45.7 million for the year ended December 31, 2021 decreased $26.2 million, or 36.4%, from $71.9 million for the year ended December 31, 2020. The decrease in Adjusted EBITDA was primarily attributable to lower other income related to event cancellation insurance proceeds received or confirmed during the year as well as lower operating profits as a result of the continued impact of the COVID-19 pandemic.

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020”.

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

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of our face-to-face events scheduled through the end of 2020.  In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live events staging in the first six months of 2021.  Following the reopening of most major municipalities in the United States in June 2021, we traded 56 in-person events.  As expected, the continued effects of COVID-19 related issues such as international travel restrictions and the need to postpone several events, negatively impacted the financial results of the Company’s fiscal year 2021.  While travel restrictions on international travelers to the United States were lifted in the fourth quarter of 2021, the ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate our liquidity are subject to greater uncertainty because we have never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Management cannot estimate with certainty (i) when we will be able to resume full event operations and, once resumed, (ii) whether event exhibitors and attendees will attend our events. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future.  As a consequence, management cannot estimate the ultimate impact on our business, financial condition or near or longer term financial or operational results. During the years ended December 31, 2020 and 2021, we implemented several actions to preserve cash and strengthen the Company’s liquidity position, including, but not limited to:

•	Completing the sale of its 7% Series A Convertible Redeemable Preferred Stock, generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors; and
•	Suspending the previous quarterly cash dividend.

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, for the policies covering calendar years 2021 and 2020, Emerald is insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19.  However, Emerald’s renewed event cancellation insurance policies for the calendar year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit under these event cancellation insurance policies is approximately $191.1 million in 2020, $191.4 million in 2021 and $100.0 million in 2022 if losses arise for reasons within the scope of these policies.

In addition to these primary policies, Emerald maintains separate event cancellation insurance policies for the Surf Expo Summer 2020, Surf Expo Winter 2021, Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with respective coverage limits of $6.0 million, $7.7 million, $8.4 million and $6.5 million. Similar to the primary event cancellation insurance policies, coverage for the outbreak of communicable disease, including COVID-19, is included for the policies covering Surf Expo Summer 2020 and Surf Expo Winter 2021, but not included for the policies covering Surf Expo Winter 2022 and Surf Expo Summer 2022.

We are in the process of pursuing claims under the 2021 and 2020 event cancellation insurance policies to offset the financial impact of cancelled and postponed events as a result of COVID-19.  To date, we have submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of approximately $167.0 million and $82.3 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2021 and 2021, totaled $43.0 million and $141.4 million, respectively.   During the years ended December 31, 2021 and 2020, the Company recorded Other income of $77.4 million and $107.0 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable. All of the $77.4 million in Other income was received in 2021. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policies.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  As a result, the payment approximately $1.8 million of our employer payroll taxes otherwise due in 2020 will be delayed, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.  The Company paid $0.9 million of the deferred employer payroll taxes in December 2021.

As of December 31, 2021, we had $519.7 million of borrowings outstanding under the Amended and Restated Term Loan Facility, which included unamortized deferred financing fees of $1.9 million and unamortized original issue discount of $1.4 million, with an additional $109.0 million available to borrow (after giving effect to $1.0 million letters of credit outstanding) under the Amended and Restated Revolving Credit Facility. Borrowings under our Amended and Restated Term Loan Facility are subject to mandatory prepayments under specified circumstances, including 50.0% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights). If these thresholds are triggered, we would be required to make these mandatory prepayments. See “--Long-Term Debt-Amended and Restated Senior Secured Credit Facilities” below for more detail regarding the terms of our Amended and Restated Senior Secured Credit Facilities.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, we believe that the Company’s current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Dividend Policy

We paid a dividend of $0.0725 per share in the first quarter of 2019 and $0.0750 per share in each of the second, third and fourth quarters of 2019 and first quarter of 2020. On March 20, 2020, due to the negative impact of COVID-19 on our business, our Board of Directors temporarily suspended the Company’s regular quarterly cash dividend on its common stock. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

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

Share Repurchases

Our Board of Directors approved a $30.0 million share repurchase program in the third quarter of 2019. We settled the repurchase of 853,557 shares of our common stock for $8.3 million during the year ended December 31, 2019. The $30.0 million share repurchase program was discontinued in the first quarter of 2020.

On October 5, 2020, our Board of Directors authorized and approved a new $20.0 million share repurchase program (the “October 2020 share repurchase program”. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board of Directors, through open market purchases, block transactions, privately negotiated purchases or otherwise. The Company repurchased 2,498,118 shares for $12.4 million during the year ended December 31, 2021 under this repurchase program. There was $6.8 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of December 31, 2021.

On October 29, 2021, our Board of Directors approved extension and expansion of the October 2020 share repurchase program, which allows for the repurchase of $20.0 million of our Common Stock through December 31, 2022, subject to early termination or extension by the Board of Directors. The share repurchase program may be suspended or discontinued at any time without notice.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(unaudited)
Statement of Cash Flows Data	(dollars in millions)
Net cash provided by (used in) operating activities	$90.0	$(37.1)	$67.8
Net cash used in investing activities	$(131.9)	$(37.3)	$(16.7)
Net cash (used in) provided by financing activities	$(22.2)	$360.1	$(62.0)

Operating Activities

Operating activities consist primarily of net loss adjusted for noncash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the year ended December 31, 2021 increased $127.1 million to $90.0 million provided by operating activities, from $37.1 million used in operating activities during the year ended December 31, 2020. The increase was primarily due to a $150.8 million increase in cash generated by working capital, from $62.9 million in cash generated by working capital during the current year compared to the use of $87.9 million in cash for working capital during the year ended December 31, 2020. This increase was primarily attributable to higher deferred revenues, partially offset by higher accounts receivable, related to increased sales activity as our live events begin to emerge from the COVID-19 pandemic as well as the receipt of event cancellation insurance claim proceeds during the current year.  These working capital improvements were partially offset by refunds paid to customers for live events that were cancelled or postponed due to COVID-19 during 2020 and 2021.  Net loss and non-cash adjustments to net loss generated $27.1 million in cash during the year ended December 31, 2021 compared to $50.8 million in cash generated during the prior year. The primary driver of this decline was lower non-cash goodwill and impairment addbacks offset by lower net loss and deferred income tax benefit addbacks during the current year.

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

Net cash used in investing activities for the year ended December 31, 2021 increased $94.6 million to $131.9 million from $37.3 million in the year ended December 31, 2020. The increase was primarily due to increased aggregate cash used for business acquisitions during the year ended December 31, 2021 of $125.3 million compared to $33.3 million in the prior year.  The Company completed two business acquisitions in each of the years ended December 31, 2021 and 2020. Net cash used in investing activities for the year ended December 31, 2020 increased $20.6 million, or 123.4%, to $37.3 million from $16.7 million in the year ended December 31, 2019. The increase was due to increased cash used for business acquisitions during the year ended December 31, 2020 compared to the prior year.  In the year ended December 31, 2020, we completed two acquisitions for cash consideration of $33.3 million, while during the year ended December 31, 2019, we completed one acquisition in the prior year for aggregate cash consideration of $12.8 million. Net cash used in investing activities for the year ended December 31, 2019 decreased $58.0 million, or 77.6%, to $16.7 million from $74.7 million in the year ended December 31, 2018. See Note 4, Business Acquisitions, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the acquisitions. We have minimal capital expenditure requirements. Capital expenditures totaled $6.6 million, $4.0 million and $3.9 million in the years ended December 31, 2021, 2020 and 2019, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the year ended December 31, 2021 was $22.2 million, comprised of $12.4 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and $4.2 million in payments of deferred consideration related to business acquisitions. Net cash provided by financing activities for the year ended December 31, 2020 was $360.1 million, comprised of $382.7 million of net proceeds for issuance of redeemable convertible preferred stock, partly offset by $10.0 million in repayments net of borrowings on our Amended and Restated Senior Revolving Credit Facility, $5.4 million in cash dividend payments, $0.9 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $0.8 million payment of deferred consideration related to a business acquisition.  Net cash used in financing activities for the year ended December 31, 2019 was $62.0 million, comprised of $46.0 million in repayments of borrowings on our Amended and Restated Senior Revolving Credit Facility, $21.3 million in quarterly cash dividend payments, $8.3 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $1.0 million payment of deferred consideration related to a business acquisition.  These were offset by net proceeds of $16.0 million borrowings on our Amended and Restated Senior Revolving Credit Facility and $4.3 million in proceeds from common stock issuances related to the exercise of employee equity awards.

Free Cash Flow

Free Cash Flow of $83.4 million for the year ended December 31, 2021 increased $124.5 million, from outflow of $41.1 million for the year ended December 31, 2020. Free Cash Flow of negative $41.1 million for the year ended December 31, 2020 decreased $105.0 million, from inflow of $63.9 million for the year ended December 31, 2019.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “Results of Operations - Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020”.

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

The Amended and Restated Senior Secured Credit Facilities allows for Emerald X to choose from the following two interest rate options:

-

Alternate Base Rate (“ABR”) loans bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month London Interbank Offered Rate (“LIBOR”) plus 1.00%.

or

-LIBOR loans bear interest at a rate equal to a spread, or applicable margin, over the LIBOR rate.

The spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans through August 6, 2020. Beginning in the first quarter of 2018, (i) the applicable margin steps down by 0.25% if Emerald X’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) steps down by an additional 0.25% if Emerald X’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00. As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined below), from August 7, 2020 through December 31, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

The Amended and Restated Senior Secured Credit Facilities also include an uncommitted incremental facility which, subject to certain conditions, provides for additional term loans in the sum of:

(X)	(i) if the incremental loans are first lien loans, an amount such that the Total First Lien Net Leverage ratio does not exceed 4.00:1.00,

(ii) if the incremental loans are junior lien loans, an amount such that the Total Net Secured Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) does not exceed 4.00:1.00,

(iii)  if the incremental loans are unsecured, an amount such that either the Total Net Leverage Ratio  does not exceed 5.00:1.00 or the Fixed Charge Coverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is not less than 2.00:1.00, or, in each case, if the incremental loans are incurred with a permitted acquisition, an amount such that the applicable leverage ratio will not increase as a result of the permitted acquisition (on a pro forma basis giving effect to the incremental loans); plus

(Y)an amount equal to certain prior voluntary prepayments, loan buybacks and commitment reductions of loans under the Amended and Restated Senior Secured Credit Facilities, plus

(Z)an amount equal to the greater of $160 million and 100% of Acquisition Adjusted EBITDA (which is defined as “Consolidated EBITDA” in the credit agreement governing the Amended and Restated Senior Secured Credit Facilities).

On June 25, 2021, Emerald X entered into a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”), by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017. Pursuant to the Amendment, the existing Credit Agreement was modified as follows:

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

Emerald X is required to pay a quarterly commitment fee in respect of the unutilized commitments under the Amended and Restated Revolving Credit Facility in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which may be reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.50. Upon the issuance of letters of credit under the Amended and Restated Revolving Credit Facility, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to LIBOR) for the Amended and Restated Revolving Credit Facility.

The Amended and Restated Term Loan Facility requires repayment in equal quarterly installments of 0.25% of the $565.0 million, with the balance due at maturity. Installment payments on the Amended and Restated Term Loan Facility are due on the last business day of each quarter, commencing on September 29, 2017.

Subject to the certain customary exceptions and limitations, Emerald X. is required to prepay amounts outstanding under the Amended and Restated Term Loan Facility under specified circumstances, including 50.0% of Excess Cash Flow (“ECF”), subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, by all of Emerald X’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2021, all of Emerald X’s subsidiaries and Emerald X’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X or by any guarantor.

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

In addition, the Amended and Restated Revolving Credit Facility contains a financial maintenance covenant (the “Financial Covenant”) requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents (“Total First Lien Net Debt”) to Acquisition Adjusted EBITDA. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.  We were not required to test the Financial Covenant at December 31, 2021 or 2020.

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

As of December 31, 2021, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2021.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in millions)
Contractual obligations(1)	$81.5	$44.3	$33.2	$4.0	$—
Long-term debt obligations(2)	519.7	5.7	514.0	—	—
Short-term debt obligations(3)	—	—	—	—	—
Operating lease obligations(4)	20.2	4.7	8.4	7.1	—
Interest on long-term debt obligations(5)	32.5	13.7	18.8	—	—
Totals:	$653.9	$68.4	$574.4	$11.1	$—

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

(5)

Represents interest expense on borrowings under the Amended and Restated Term Loan Facility using the interest rates in effect at December 31, 2021. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Revenue Recognition, Deferred Revenue and Allowance for Credit Losses

Trade Shows and Other Events Revenue

A significant portion of our annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. We recognize revenue in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. As a result of the COVID-19 related show cancellations described above, trade show revenues declined significantly during the years ended December 31, 2021 and 2020.  Trade show and other events generated approximately 71%, 79% and 92% of revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in-full prior to the trade show or event and deferred until the event takes place and all promised services have been provided and performance obligations are met. Similarly, attendees register and are typically qualified for attendance prior to the show staging. Attendee registration revenues are also collected prior to the show and deferred until the show stages. Revenue is recognized when our customer receives the benefit of the promised services and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration we expect to receive in exchange for those services. Customers receive the benefit of our services over the course of each trade show or other event for our trade shows and conference events. We recognized $103.5 million, $101.2 million and $330.7 million of trade show and other event revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense, or have exposure to credit losses with relation to these revenue streams. Any trade show related receivables outstanding 60 days following the month in which a trade show stages are fully reserved in the allowance for credit losses. Bad debt expense is recognized in the consolidated statements of loss and comprehensive loss as selling, general and administrative expense. Accounts receivable are presented on the face of the consolidated balance sheet, net of an allowance for credit losses in 2020 and 2021.

Subscription software and services

We also offer B2B ecommerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic Suite platform. In addition to their respective revenues, these products support our live events by delivering year-round channels for customer acquisition and development. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are typically three-year terms with one-year renewals. We recognized $11.1 million, zero and zero of subscription software and services revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Other Marketing Services Revenue

The remaining portion of our revenues primarily consist of advertising sales for industry publications and digital products, which are recognized in the period in which the publications are issued or digital products are provided. Typically, the fees we charge are collected after the publications are issued. We recognized $30.9 million, $26.2 million and $30.2 million of other marketing services revenue for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Revenue

Our deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event and subscription revenue, implementation fees and professional services associated with the Company’s subscription software and services. Total deferred revenues, including the current and non-current portions, were $118.3 million and $48.6 million, as of December 31, 2021 and 2020, respectively.

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

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2021, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from zero to 458%. Of the $400.7 million of goodwill, the carrying value equals the fair value for $6.7 million as of October 31, 2021. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense long-term growth assumptions ranging from zero to growth of 3.5%, at a weighted average cost of capital (discount rate) ranging from 12.0% to 13.5%.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $514.2 million as of December 31, 2021. The aggregate remaining goodwill carrying value of reporting units with impairment was $6.7 million as of December 31, 2021.

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

Definite-Lived Intangible Assets

Definite-lived intangible assets consist of certain trade names, acquired technology, customer relationships and other amortized intangible assets. Definite-lived intangible assets are amortized over their estimated useful lives based on the pattern of expected economic benefit. Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any.

2021
	Estimated Useful Life	Weighted Average
Customer relationship intangibles	4-10 years	9 years
Definite-lived trade names	10-30 years	23 years
Acquired technology	7 years	7 years
Computer software	3-7 years	5 years

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

Stock-Based Compensation

We use share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for our employees and non-employee directors. We calculate stock-based compensation expense for each vesting tranche of stock options using the Black-Scholes option pricing model and recognize such costs, net of forfeitures, within the consolidated statements of loss and comprehensive loss; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, our expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which we estimated as follows:

•

Fair Value of our Common Stock — The fair value per share of common stock for purposes of determining share-based compensation is the closing price of our common stock as reported on the New York Stock Exchange on the applicable grant date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Amended and Restated Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of December 31, 2021, we had $519.7 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2021.

Inflation rates may impact the financial statements and operating results in several areas. Inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate. We do not believe that inflation has had a material effect on our results of operations for the periods presented.  However, recent economic trends have resulted in inflationary conditions, including pressure on wages, and sustained inflationary conditions in future periods could affect our business.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	64

Consolidated Balance Sheets as of December 31, 2021 and 2020	65

Consolidated Statements of Loss and Comprehensive Loss for the Years Ended December 31, 2021, 2020 and 2019	66

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021, 2020 and 2019	67

Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	68

Notes to Consolidated Financial Statements	69

Schedule I – Condensed Financial Information of Registrant for the Years Ended December 31, 2021, 2020 and 2019	111

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019	114

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Emerald Holding, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Emerald Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of loss and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

February 24, 2022

We have served as the Company's auditor since 2015.

Emerald Holding, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

(dollars in millions, share data in thousands, except par value)	2021	2020
Assets
Current assets
Cash and cash equivalents	$231.2	$295.3
Trade and other receivables, net of allowances of $1.2 million and $1.1 million, as of December 31, 2021 and 2020, respectively	46.4	30.7
Insurance receivables	—	17.8
Prepaid expenses	12.5	8.5
Total current assets	290.1	352.3
Noncurrent assets
Property and equipment, net	3.7	3.9
Intangible assets, net	236.7	275.0
Goodwill, net	514.2	404.3
Right-of-use lease assets	15.1	16.0
Other noncurrent assets	2.6	2.9
Total assets	$1,062.4	$1,054.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$51.8	$31.1
Cancelled event liabilities	9.8	25.9
Deferred revenues	118.1	48.6
Right-of-use lease liabilities, current portion	4.7	4.3
Term loan, current portion	5.7	5.7
Total current liabilities	190.1	115.6
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	510.9	515.3
Deferred tax liabilities, net	1.5	1.9
Right-of-use lease liabilities, noncurrent portion	13.3	13.4
Other noncurrent liabilities	32.1	13.7
Total liabilities	747.9	659.9
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2021 and 2020: 80,000; 71,442 and 71,445 shares issued and outstanding; aggregate liquidation preference $444.1 million and $414.4 million at December 31, 2021 and 2020, respectively	433.9	398.3
Stockholders' deficit
Common stock, $0.01 par value; authorized shares at December 31, 2021 and 2020: 800,000; 70,026 and 72,195 shares issued and outstanding at December 31, 2021 and 2020, respectively	0.7	0.7
Additional paid-in capital	653.2	690.7
Accumulated deficit	(773.3)	(695.2)
Total stockholders’ deficit	(119.4)	(3.8)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,062.4	$1,054.4

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Loss and Comprehensive Loss

Years Ended December 31, 2021, 2020 and 2019

(dollars in millions, share data in thousands except loss per share)	2021	2020	2019
Revenues	$145.5	$127.4	$360.9
Other income	77.4	107.0	6.1
Cost of revenues	55.5	57.6	120.2
Selling, general and administrative expense	143.0	118.6	133.4
Depreciation and amortization expense	47.6	48.6	52.0
Goodwill impairments	7.2	603.4	69.1
Intangible asset impairments	32.7	76.8	17.0
Operating loss	(63.1)	(670.6)	(24.7)
Interest expense	15.8	20.6	30.3
Loss on disposal of fixed assets	0.5	—	—
Loss before income taxes	(79.4)	(691.2)	(55.0)
Benefit from income taxes	(1.3)	(57.6)	(5.0)
Net loss and comprehensive loss	(78.1)	(633.6)	(50.0)
Accretion to redemption value of redeemable convertible preferred stock	(35.6)	(15.6)	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(113.7)	$(649.2)	$(50.0)

Basic loss per share	$(1.59)	$(9.09)	$(0.70)
Diluted loss per share	$(1.59)	$(9.09)	$(0.70)
Basic weighted average common shares outstanding	71,309	71,431	71,719
Diluted weighted average common shares outstanding	71,309	71,431	71,719

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2021, 2020 and 2019

			Total Emerald Holding, Inc Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	(Accumulated Deficit) Retained	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)
Balances at December 31, 2018	—	$—	71,591	$0.7	$689.7	$17.9	$708.3
Stock-based compensation	—	—	77	—	7.2	—	7.2
Dividends on common stock	—	—	—	—	—	(21.3)	(21.3)
Issuance of common stock under equity plans	—	—	537	—	4.3	—	4.3
Repurchase of common stock	—	—	(853)	—	(0.1)	(8.2)	(8.3)
Net loss and comprehensive loss	—	—	—	—	—	(50.0)	(50.0)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	207	—	6.9	—	6.9
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	46	—	0.2	—	0.2
Issuance of common stock for acquisition	—	—	806	—	4.4	—	4.4
Issuance of redeemable convertible preferred stock, net of offering costs	71,446	382.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	15.6	—	—	(15.6)	—	(15.6)
Redeemable convertible preferred stock conversion	(1)	—	2	—	—	—	—
Repurchase of common stock	—	—	(218)	—	(0.9)	—	(0.9)
Net loss and comprehensive loss	—	—	—	—	—	(633.6)	(633.6)
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	283	—	10.4	—	10.4
Issuance of common stock under equity plans	—	—	42	—	0.1	—	0.1
Accretion to redemption value of redeemable convertible preferred stock	—	35.6	—	—	(35.6)	—	(35.6)
Redeemable convertible preferred stock conversion	(3)	—	4	—	—	—	—
Repurchase of common stock	—	—	(2,498)	—	(12.4)	—	(12.4)
Net loss and comprehensive loss	—	—	—	—	—	(78.1)	(78.1)
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(773.3)	$(119.4)

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

(in millions)	2021	2020	2019
Operating activities
Net loss	$(78.1)	$(633.6)	$(50.0)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Stock-based compensation	10.4	6.7	7.7
Allowance for credit losses	0.4	0.7	0.6
Depreciation and amortization	47.6	48.6	52.0
Goodwill impairments	7.2	603.4	69.1
Intangible asset impairments	32.7	76.8	17.0
Loss on disposal of fixed assets	0.5	—	—
Non-cash operating lease expense	3.3	3.3	3.2
Amortization of deferred financing fees and debt discount	1.5	1.5	1.4
Deferred income taxes	(0.4)	(58.1)	(15.4)
Remeasurement of contingent consideration	2.0	1.5	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(15.6)	30.6	3.4
Insurance receivables	17.8	(17.8)	—
Prepaid expenses	(3.7)	15.6	(4.2)
Other noncurrent assets	0.1	(1.8)	0.1
Accounts payable and other current liabilities	19.2	5.7	(7.1)
Cancelled event liabilities	(16.1)	25.9	—
Income tax payable	0.2	—	—
Deferred revenues	67.5	(140.0)	(6.4)
Operating lease liabilities	(2.0)	(3.2)	(3.2)
Other noncurrent liabilities	(4.5)	(2.9)	(0.4)
Net cash provided by (used in) operating activities	90.0	(37.1)	67.8
Investing activities
Acquisition of businesses, net of cash acquired	(125.3)	(33.3)	(12.8)
Purchases of property and equipment	(1.5)	(0.9)	(1.6)
Purchases of intangible assets	(5.1)	(3.1)	(2.3)
Net cash used in investing activities	(131.9)	(37.3)	(16.7)
Financing activities
Payment of deferred consideration for acquisition of businesses	(4.2)	(0.8)	(1.0)
Proceeds from borrowings on revolving credit facility	—	95.0	16.0
Repayment of revolving credit facility	—	(105.0)	(46.0)
Repayment of principal on term loan	(5.7)	(5.7)	(5.7)
Cash dividends paid	—	(5.4)	(21.3)
Repurchase of common stock	(12.4)	(0.9)	(8.3)
Proceeds from issuance of redeemable convertible preferred stock	—	400.1	—
Payment of redeemable convertible preferred stock offering costs	—	(17.4)	—
Proceeds from issuance of common stock under equity plans	0.1	0.2	4.3
Net cash (used in) provided by financing activities	(22.2)	360.1	(62.0)
Net (decrease) increase in cash and cash equivalents	(64.1)	285.7	(10.9)
Cash and cash equivalents
Beginning of year	295.3	9.6	20.5
End of year	$231.2	$295.3	$9.6
Supplemental disclosures of cash flow information
Cash paid for income taxes	$0.2	$1.1	$11.9
Cash paid for interest	$13.8	$18.5	$28.8

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2021 acquisitions	$24.0	$—	$—
Contingent consideration related to 2020 acquisitions	$—	$10.4	$—
Deferred payment related to 2020 acquisitions	$—	$2.0	$—
Contingent consideration related to 2019 acquisition	$—	$2.9	$4.3
Fair value of common stock issued related to 2020 acquisition	$—	$4.4	$—

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

The Company is a leading operator of large business-to-business trade shows in the United States (“U.S.”). The Company operates in a number of broadly-defined industry sectors: Retail; Design; Technology; Equipment; and Safety & Security. Each of the Company’s events are typically held at least once per year and provide a venue for exhibitors to launch new products, develop sales leads and promote their brands.

In addition to organizing trade shows, conferences and other events (collectively, “Events”), the Company operates websites and related digital products, and produces publications, each of which is aligned with a specific sector for which it organizes an event.  The Company also offers B2B ecommerce and digital merchandising solutions to manufacturers and retailers, through its Elastic Suite and Flex platforms.

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

Liquidity Position and Management’s Plans

In March 2020, the World Health Organization categorized the Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In conjunction with this declaration and the spread of COVID-19 across the United States, recommendations and mandates were handed down by various local, state and federal government agencies regarding social distancing, containment areas and against large gatherings, as well as quarantine requirements. In addition, travel restrictions were imposed by the United States and foreign governments, and by companies with respect to their employees, and various event venues announced indefinite closures. As a result of these and various other factors, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020.  In addition, beginning in October 2020 management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live events staging in the first six months of 2021. Following the reopening of most major municipalities in the United States in June 2021, the Company traded 56 in-person events during the second half of 2021. As expected, the continued effects of COVID-19 related issues such as international travel restrictions and the need to postpone several events, negatively impacted the financial results of the Company’s fiscal year 2021.  While travel restrictions on international travelers to the United States were lifted in the fourth quarter of 2021, the ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled all upcoming events for a period of multiple months and years due to a pandemic where the timing for resolution and ultimate impact of the pandemic remains uncertain. Although the Company has largely resumed nearly all of its event operations, management still cannot estimate with certainty whether event exhibitors and attendees will attend the Company’s events at levels close to pre-pandemic levels. Therefore, current estimates of revenues and the associated impact on liquidity could differ materially in the future. During the years ended December 31, 2021 and 2020, the Company implemented several actions to preserve cash and strengthen its liquidity position, including, but not limited to:

•	Completing the sale of its 7% Series A Redeemable Convertible Participating Preferred Stock (the “redeemable convertible preferred stock”), generating net proceeds of $382.7 million;
•	Reducing its expense structure across all key areas of discretionary spending;
•	Significantly reducing the use of outside contractors;
•	Suspending the regular quarterly cash dividend.

Further, Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, for the policies covering calendar years 2021 and 2020, Emerald is insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19.  However, Emerald’s renewed event cancellation insurance policies for the calendar year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19.  Coverage for each of the Company’s event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit under these event cancellation insurance policies is approximately $191.1 million in 2020, $191.4 million in 2021 and $100.0 million in 2022 if losses arise for reasons within the scope of these policies.

In addition to these primary policies, Emerald maintains separate event cancellation insurance policies for the Surf Expo Summer 2020, Surf Expo Winter 2021, Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with respective coverage limits of $6.0 million, $7.7 million, $8.4 million and $6.5 million. Similar to the primary event cancellation insurance policies, coverage for the outbreak of communicable disease, including COVID-19, is included for the policies covering Surf Expo Summer 2020 and Surf Expo Winter 2021, but not included for the policies covering Surf Expo Winter 2022 and Surf Expo Summer 2022.

The Company is in the process of pursuing claims under the 2021 and 2020 insurance policies to offset the financial impact of cancelled events as a result of COVID-19. To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2021 and 2020 of approximately $82.3 million and $167.0 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2021 and 2020, totaled $43.0 million and $141.4 million, respectively. During the years ended December 31, 2021 and 2020, the Company recorded Other income of $77.4 million and $107.0 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable.  Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policies.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment. As a result, the payment of approximately $1.8 million of employer payroll taxes otherwise due in 2020 was delayed, with 50% due by December 31, 2021 and the remaining 50% due by December 31, 2022.  The Company paid $0.9 million of the deferred employer payroll taxes in December 2021.

As of December 31, 2021, the Company had $519.7 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. As of December

31, 2021, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for at least the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Significant estimates include, but are not limited to, allowance for credit losses, useful lives of intangible assets, long-lived asset and goodwill impairments and assumptions used in valuing the Company’s allocation of purchase price, including acquired deferred revenues, intangible assets, contingent consideration and goodwill, deferred taxes and stock-based compensation expense. In March 2020, the COVID-19 outbreak was declared a pandemic. While the nature of the situation is dynamic, the Company has considered the impact when developing its estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and in money market mutual funds, which at times may exceed federally insured limits. As of December 31, 2021 and 2020, the Company held $209.7 million and $291.1 million of money market mutual funds, respectively, which are highly liquid and quoted in active markets. The Company considers cash deposits in banks and money market mutual funds with original maturities at purchase of three months or less to be cash equivalents. As of December 31, 2021 and 2020, amounts receivable from credit card processors, totaling $0.3 million and $0.2 million, respectively, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

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

The Company’s contingent consideration liabilities related to the 2021 Acquisitions, 2020 Acquisitions and 2019 Acquisition are classified as Level 3 liabilities, which are measured at fair value based on significant unobservable inputs and re-measured to an updated fair value at each reporting period. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

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

Cash and cash equivalents, accounts receivable, and the revolving credit facility and term loan potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss for cash and cash equivalents, these financial instruments are primarily held with large, reputable financial institutions in the United States. As of December 31, 2021 and 2020, the Company’s uninsured cash and cash equivalents balances totaled $231.2 million, and $295.3 million, respectively. As of December 31, 2021 and 2020, the Company’s trade receivables balances totaled $46.4 million, and $30.7 million, respectively. No single customer accounts for more than 10% of gross accounts receivable as of December 31, 2021 or 2020. As of December 31, 2021 and 2020, an allowance for credit losses was recorded to account for potential credit losses. Credit risk with respect to trade receivables is low due to the Company’s large customer base dispersed across different industries.

As of December 31, 2021 and 2020, the fair value and carrying value of the Company’s debt is summarized in the following table:

	December 31, 2021
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% (equal to 2.59%) at period end, including short-term portion	$493.6	$519.7
Total	$493.6	$519.7

	December 31, 2020
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% (equal to 2.65%) at period end, including short-term portion	$491.1	$525.4
Total	$491.1	$525.4

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

Trade and Other Receivables

The Company extends non-interest bearing trade credit to its customers in the ordinary course of business which is not collateralized. Accounts receivable are presented on the face of the consolidated balance sheets, net of allowance for credit losses. The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions.

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

Definite-lived Intangible Assets

Definite-lived intangible assets consist of certain trade names, acquired technology, customer relationships and other amortized intangible assets. Definite-lived intangible assets are amortized over their estimated useful lives based on the pattern of expected economic benefit. Intangible assets with finite lives are stated at cost, less accumulated amortization and impairment losses, if any.

	Estimated Useful Life	Weighted Average
Customer relationships	5-10 years	9 years
Definite-lived trade names	10-30 years	23 years
Acquired technology	7 years	7 years
Computer software	3-7 years	5 years

Refer to Note 6, Intangible Assets and Goodwill, for definite-lived intangible asset impairments recorded during the years ended December 31, 2021, 2020 and 2019.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company conducts the long-lived asset impairment analysis at the asset group level. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares the resulting amount to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Refer to Note 6, Intangible Assets and Goodwill, for long-lived assets other than goodwill and indefinite-lived intangible assets impairments recorded during the years ended December 31, 2021, 2020 and 2019.

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of trade names. Indefinite-lived intangible assets are tested annually for impairment at October 31, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset group may be impaired. The Company conducts its impairment analysis by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and has determined it has multiple asset groups that are typically at the trade show brand level. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset group is impaired. To perform a qualitative assessment, the Company must identify and evaluate changes in economic, industry and entity-specific events and circumstances that could affect the significant inputs used to determine the fair value of an indefinite-lived intangible asset group. If the result of the qualitative analysis indicates it is more likely than not that an indefinite-lived intangible asset group is impaired, a fair value calculation will be performed to measure the amount of impairment losses to be recognized, if any.

The fair values of the Company’s indefinite-lived trade name asset groups are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rates are estimated using evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. The fair value of the trade name is then compared to the carrying value of each trade name.  If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates, weighted average cost of capital, tax rate and royalty rates. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Refer to Note 6, Intangible Assets and Goodwill, for the indefinite-lived intangible asset impairments recorded during the years ended December 31, 2021, 2020 and 2019.

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

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, revenue growth rates, weighted average cost of capital, forecasting future expenses, selecting appropriate discount rates and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting units with the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet. Refer to Note 6, Intangible Assets and Goodwill, for the goodwill impairment recorded during the years ended December 31, 2021, 2020, and 2019.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss. There is $38.5 million and $13.3 million of contingent consideration outstanding at December 31, 2021 and 2020, respectively. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Refer to Note 3, Revenues, for further information related to the Company’s revenues.

Trade Shows and Other Events

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. As a result of the COVID-19 related show cancellations described above, trade show revenues declined significantly during the years ended December 31, 2021 and 2020. Trade show and other events generated approximately 71%, 79% and 92% of revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

Other Marketing Services

Revenues from the Company’s other marketing services primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector. These revenues are recognized in the period in which the digital products are provided or publications are issued. Other marketing services revenues generated approximately 21%, 21% and 8% of revenues for the years ended December 31, 2021, 2020 and 2019, respectively.

Deferred Revenue

The Company typically invoices and collects payment in-full from customers prior to the staging of a trade show or other event and records deferred revenues in the consolidated balance sheets until the staging of the trade show or other event. As of December 31, 2021 and 2020, the Company had deferred revenues of $118.1 million and $48.6 million, respectively, of which, $42.2 million and $25.6 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Other Income

As a result of the measures enacted in March 2020 to prevent the spread of COVID-19 across the United States, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020.  In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live events staging in the first six months of 2021. In the second half of 2021, due to the continued effects of COVID-19 related issues such as international travel restrictions, certain events were cancelled or experienced reduced attendance. As noted previously, the Company maintained event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events, including event cancellations caused by the outbreak of communicable diseases, including COVID-19. Emerald’s renewed event cancellation insurance policies for the year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. The Company received payments of $95.3 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2021. As a result, during the year ended December 31, 2021, the Company reported other income of $77.4 million to recognize the amount that was recovered from the insurance company in the consolidated statements of loss and comprehensive loss. The Company received payments of $89.2 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2020 and management concluded that the receipt of $17.8 million of additional insurance proceeds was realizable as of December 31, 2020.  As a result, during the year ended December 31, 2020, the Company reported other income of $107.0 million to recognize the amount that was recovered from the insurance company in the consolidated statements of loss and comprehensive loss.

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

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Following the June 2019 appointment of the Company’s chief executive officer, who is considered the CODM, the Company changed the financial reporting structure, in the fourth quarter of 2019, which resulted in a change in reporting segments. The CODM evaluates performance based on the results of six executive brand portfolios, which represent the Company’s six operating segments. Based on an evaluation of economic similarities, four operating segments are aggregated into two reportable segments, the Commerce and the Design and Technology reportable segments. Three operating segments do not meet the quantitative thresholds of a reportable operating segment and did not meet the aggregation criteria set forth in Accounting Standards Codification (“ASC”) Topic 280, Segment Reporting, and are referred to as “All Other.” Refer to Note 18, Segment Information, for information regarding the Company’s reportable segments.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. These costs include brand advertising, telemarketing, direct mail and other sales promotion expenses associated with the Company’s trade shows, conference events, digital media, Elastic Suite and Flex platforms and publications. Advertising and marketing costs totaled $6.3 million, $6.7 million and $17.0 million, for the years ended December 31, 2021, 2020 and 2019, respectively.

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
•

Dividend Yield — Prior to the IPO, the Company had never declared or paid any cash dividends and had no intention to pay cash dividends. Consequently, an expected dividend yield of zero was used with respect to pre-IPO options. In connection with the IPO, the Company adopted a policy of paying quarterly cash dividends on common stock. Post-IPO stock option grants include an expected dividend yield which is commensurate with the annual dividends the Company declared and paid dividends until the first quarter of 2020 when the dividend was suspended.

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

Note 2. Adoption of New Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard (“ASU”) 2021-08 (“ASU 2021-08”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. This guidance is effective for fiscal years beginning after December 15, 2022, and for interim periods within that year. Early adoption is permitted and the amendments in ASU 2021-08 should be applied to business combinations occurring during the year of adoption. The Company adopted ASU 2021-08 in October 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The objective of the standard is to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software over the term of the hosting arrangement, starting when the module or component of the hosting arrangement is ready for its intended use. The Company adopted ASU 2018-15 on January 1, 2020 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Note 3. Revenues

The COVID-19 pandemic has had, and will continue to have, a severe and unprecedented impact on the world. Measures to prevent its spread, including government-imposed restrictions on large gatherings, indefinite closures of event venues, “shelter in place” health orders and travel restrictions have had a significant effect on the production of the Company’s trade shows and other events. Due to the measures governments and private organizations implemented in order to stem the spread of COVID-19, the Company cancelled all but one of the trade shows and other events which had been scheduled to stage in the second half of March 2020 through December 2020, and also cancelled or postponed numerous trade shows and other events in the first half of 2021, including all but several relatively small live events staging in the first half of 2021.

Due to the reopening of most major municipalities in the United States in June 2021, the Company was able to hold 56 in-person events during the second half of 2021. While travel restrictions on international travelers to the United States were lifted in the fourth quarter of 2021, the ongoing effects of COVID-19 on the Company’s operations and event calendar have had, and will continue to have, a material negative impact on its financial results.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. The ongoing COVID-19 pandemic and its consequences forced the Company to cancel a significant portion of the Company’s in person events beginning in March 2020 through the end of the year and the first half of 2021. Trade show and other events revenues represented approximately 71%, 79% and 92% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

Other marketing services revenues primarily consist of subscription software and services, subscription fees for educational and e-learning services, advertising sales for digital products and industry publications and are recognized in the period in which the digital products are provided or publications are issued.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $118.1 million and $48.6 million as of December 31, 2021 and 2020, respectively. Long-term deferred revenues as of December 31, 2021 and 2020 were $0.2 million and zero, respectively, and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and non-current portions, were $118.3 million and $48.6 million, as of December 31, 2021 and 2020, respectively.

The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of December 31, 2021, cancelled event liabilities of $9.8 million represents $5.6 million of deferred revenues for cancelled trade shows and $4.2 million of related accounts receivable reclassified to cancelled event liabilities in the consolidated balance sheets. As of December 31, 2020, cancelled event liabilities of $25.9 million represents $13.6 million of deferred revenues for cancelled trade shows and $12.3 million of related accounts receivable credits reclassified to cancelled event liabilities in the consolidated balance sheets.

The following table represents the deferred revenue activity for the years ended December 31, 2021, 2020, and 2019, respectively:

(in millions)	2021	2020	2019
Balance at beginning of period	$48.6	$187.4	$192.4
Consideration earned during the period	(123.1)	(91.7)	(308.6)
Invoiced during the period	205.6	122.0	302.1
Attributable to show cancellations	(14.6)	(170.3)	—
Additions related to business combinations	1.8	1.2	1.5
Balance at end of period	$118.3	$48.6	$187.4

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

For the Company’s subscription software and services, the Company may enter into contracts with customers that include multiple performance obligations, which are generally capable of being distinct. Fees associated with implementation and related professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are typically three-year terms with one-year renewals following the initial three-year term.

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

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design and Technology	All Other	Total
Year Ended December 31, 2021	(in millions)
Trade shows	$50.0	$33.3	$0.7	$84.0
Other events	1.8	7.3	10.4	19.5
Subscription software and services	—	—	11.1	11.1
Other marketing services	5.5	14.8	10.6	30.9
Total revenues	$57.3	$55.4	$32.8	$145.5
Year Ended December 31, 2020
Trade shows	$49.3	$28.7	$2.3	$80.3
Other events	2.2	7.5	11.2	20.9
Subscription software and services	—	—	—	—
Other marketing services	5.4	15.0	5.8	26.2
Total revenues	$56.9	$51.2	$19.3	$127.4
Year Ended December 31, 2019
Trade shows	$177.4	$106.9	$7.2	$291.5
Other events	0.6	12.8	25.8	39.2
Subscription software and services	—	—	—	—
Other marketing services	6.7	20.2	3.3	30.2
Total revenues	$184.7	$139.9	$36.3	$360.9

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of December 31, 2021 and 2020, the Company does not have material contract assets.

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

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for industry publications are generally short term, as sales typically begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the consolidated statements of loss and comprehensive loss as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the years ended December 31, 2021 and 2020, were not material.

Contract Estimates and Judgments

The Company’s trade  show, other event and other marketing sales revenue contracts do not require significant estimates or judgments based on the nature of the Company’s contracts. The sales price in the Company’s contracts are fixed and stated on the face of the contract.  All consideration from contracts is included in the transaction price. The Company’s contracts with multiple performance obligations are considered to be fulfilled upon the completion of each trade show, publication issuance or as advertising services are provided, as applicable. The Company’s contracts consist of subscription revenue, implementation fees and professional services. Fees associated with implementation and professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are typically three-year terms with one-year renewals. The Company’s contracts do not include material variable consideration.

Note 4. Business Acquisitions

The Company acquired certain assets and assumed certain liabilities of two companies in 2021 (the “2021 Acquisitions”), two companies in 2020 (the “2020 Acquisitions”) and one company 2019 (the “2019 Acquisition”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $117.1 million and $27.4 million in the years ended December 31, 2021 and 2020, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce. The fair values of acquired customer-relationship intangibles are estimated using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow analysis include future cash flows, growth rates, discount rates, and tax rates. These assumptions are used in developing the present value of future cash flow projections which are the basis of the fair value calculation.

2021 Acquisitions

MJBiz

In furtherance of the Company’s strategy to provide year-round engagement and to expand into one of the highest growth business sectors in North America, the Company executed an asset purchase agreement on December 31, 2021 to acquire certain assets and assume certain liabilities associated with MJBiz for a total estimated purchase price of $142.2 million, which included an initial cash payment of $118.2 million and contingent consideration with an estimated fair value of $24.0 million. MJBiz is an event producer and content platform serving the cannabis industry. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates.

Identified intangible assets associated with MJBiz included trade name and customer relationship intangible assets of $7.1 million and $23.3 million, respectively.  The weighted-average amortization period of the trade names acquired was 10.0 years.   The weighted-average amortization period of the customer relationships acquired was 2.0 years, based on the expected pattern of economic benefit used to calculate their fair value.  There is no assumed residual value for the acquired trade names or customer relationships.

External acquisition costs of $1.0 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. There was no revenue or net income (loss) generated from the acquisition of MJBiz during 2021. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. Accounting for this acquisition is expected to close in the first quarter of 2022.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	December 31, 2021
Trade and other receivables	$0.6
Prepaid expenses	0.1
Goodwill	113.8
Intangible assets	30.4
Deferred revenues	(1.3)
Other current liabilities	(1.4)
Preliminary purchase price	$142.2

Sue Bryce Education and The Portrait Masters

In furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its subscription services offerings, the Company executed an asset purchase agreement on April 1, 2021 to acquire certain assets and assume certain liabilities associated with Sue Bryce Education and The Portrait Masters for a total estimated purchase price of $7.7 million, which included an initial cash payment of $6.9 million and contingent consideration with an estimated fair value of $0.8 million. As of December 31, 2021, the estimated fair value of the contingent consideration was $1.0 million. Sue Bryce Education and The Portrait Masters is a subscription-based photography business education and e-learning service with a photography conference. The acquisition was financed with cash from operations.

Identified intangible assets associated with the Sue Bryce Education and The Portrait Masters included customer relationship, content, non-compete agreements and trade name intangible assets of $1.9 million, $1.5 million, $1.2 million and $0.3 million, respectively. The weighted-average amortization periods of the customer relationships, content, non-compete agreements and trade name intangible assets were 3 years, 5 years, 5 years and 10 years, respectively.  There is no assumed residual value for the acquired customer relationships, content, non-compete agreements or trade name intangible assets.

External acquisition costs of $0.1 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. There was $3.3 million of revenue and $0.3 million of net income generated from the acquisition of Sue Bryce Education and The Portrait Masters during the year ended December 31, 2021. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. The measurement period was closed in the second quarter of 2021.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	April 1, 2021
Goodwill	$3.3
Intangible assets	4.9
Deferred revenues	(0.5)
Purchase price, including working capital adjustment	$7.7

2020 Acquisitions

PlumRiver Technologies (“PlumRiver”)

On December 31, 2020, in furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company acquired certain assets and assumed certain liabilities associated with PlumRiver for a total estimated purchase price of $46.4 million, which included an initial cash payment of $30.0 million, $4.4 million in common stock, a working capital adjustment of approximately $1.1 million, a deferred payment of $2.0 million, which is due to be paid in 2022, and contingent consideration with an estimated fair value of $10.0 million. The contingent consideration consists of three components with total potential future payments of $11.0 million including (i) Up to $2.0 million for the achievement of a technological milestone, which was paid in the second quarter of 2021, (ii) Up to $2.0 million for the successful onboarding of qualified customers, which was paid in the fourth quarter of 2021 and (iii) Up to $7.0 million for the achievement of revenue targets expected to be paid in the first quarter of 2023 and is included within other noncurrent liabilities in the consolidated balance sheets.  The acquisition was financed with cash on hand and the issuance of 805,948 shares of the Company’s common stock.

External acquisition costs of $1.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. There was no revenue or net income (loss) generated from the acquisition during 2020. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. The measurement period was closed in the first quarter of 2021.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	December 31, 2020
Trade and other receivables	$1.9
Goodwill	25.4
Intangible assets	19.9
Accounts payable and other current liabilities	(0.3)
Deferred revenues	(0.5)
Purchase price, including working capital adjustment	$46.4

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

No material external acquisition costs were incurred and there was no revenue during 2020 and the net loss generated from the acquisition during the 2020 post-acquisition period was not material. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. The measurement period was closed in the fourth quarter of 2020.

(in millions)	December 31, 2020
Goodwill	$2.1
Intangible assets	2.2
Deferred revenues	(0.7)
Purchase price, including working capital adjustment	$3.6

2019 Acquisition

G3 Communications (“G3”)

In line with the Company’s strategic growth initiatives, on November 1, 2019, the Company acquired certain assets and assumed certain liabilities associated with G3 for a total purchase price of $15.7 million, which included a negative working capital adjustment of approximately $1.4 million and contingent consideration of $4.3 million. The contingent consideration is based upon a multiple of estimated EBITDA and is payable on March 31, 2022 and is included within accounts payable and other current liabilities in the consolidated balance sheets. The acquisition was financed with cash from operations and a draw of $5.0 million on the Company’s revolving credit facility.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. The revenue and net income generated from the acquisition during the 2019 post-acquisition period was $1.3 million and $0.2 million, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. The measurement period was closed in the fourth quarter of 2019.

The following table summarizes the fair value of the acquired assets and liabilities at the date of acquisition:

(in millions)	November 1, 2019
Prepaid expenses	0.3
Goodwill	12.9
Intangible assets	4.0
Deferred revenues	(1.5)
Purchase price, including working capital adjustment	$15.7

Supplemental Pro-Forma Financial Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2021, 2020 and 2019 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies.  Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.
	Year ended December 31,
	2021	2020	2019
(in millions)	(Unaudited)
Pro-forma revenues
MJBiz	$26.9	$3.3	$-
All other pro-forma revenues	146.4	143.4	382.4
Total pro-forma revenues	$173.3	$146.7	$382.4

Pro-forma net loss
MJBiz	$5.2	$(14.5)	$-
All other pro-forma net loss	(77.9)	(631.8)	(71.6)
Total pro-forma net loss	$(72.7)	$(646.3)	$(71.6)

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2021	2020
Furniture, equipment and other	$6.5	$6.4
Leasehold improvements	3.1	3.2
	$9.6	$9.6
Less: Accumulated depreciation	(5.9)	(5.7)
Property and equipment, net	$3.7	$3.9

Depreciation expense related to property and equipment for the years ended December 31, 2021, 2020 and 2019 was $1.3 million, $1.3 million and $1.1 million, respectively. Losses on disposals were $0.5 million for the year ended December 31, 2021 and were not material for the years ended December 31, 2020 and 2019.

Note 6. Intangible Assets and Goodwill

Intangible Assets

Intangible assets consist of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Purchased Technology	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2021	$54.2	$355.8	$84.2	$6.2	$13.8	$5.9	$520.1
Accumulated amortization	—	(259.6)	(12.2)	(0.9)	(10.7)	—	(283.4)
Net carrying amount at December 31, 2021	$54.2	$96.2	$72.0	$5.3	$3.1	$5.9	$236.7

Gross carrying amount at December 31, 2020	$65.9	$369.0	$91.1	$6.2	$12.3	$2.5	$547.0
Accumulated amortization	—	(253.4)	(9.1)	—	(9.5)	—	(272.0)
Net carrying amount at December 31, 2020	$65.9	$115.6	$82.0	$6.2	$2.8	$2.5	$275.0

Amortization expense for the years ended December 31, 2021, 2020 and 2019 was $46.2 million, $47.3 million and $51.0 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2022	52.2
2023	34.9
2024	17.0
2025	12.5
2026	9.3
Thereafter	50.7
$176.6

The Company recorded impairments during the year ended December 31, 2021 of $24.3 million for trade names and $8.4 million for customer relationships, which is presented in the consolidated statements of loss and comprehensive loss as intangible asset impairments. The Company recorded impairments during the year ended December 31, 2020 of $60.9 million for trade names and $15.9 million for customer relationships, which is presented in the consolidated statements of loss and comprehensive loss as intangible asset impairments. The Company recorded impairments during the year ended December 31, 2019, of $8.3 million for trade names and $8.7 million for customer relationships, which is presented in the consolidated statements of loss and comprehensive loss as intangible asset impairments.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

2021 Impairments

During the fourth quarter of 2021, through the fiscal year 2022 budgeting process, the Company became aware of changes in circumstances which indicated the carrying value of certain definite-lived trade name and customer relationship intangible assets may not be recoverable.  As a result, the Company performed a recoverability test on certain asset groups containing definite-lived intangible assets. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that one trade name intangible asset and one customer relationship intangible asset were impaired, which resulted in the Company recording non-cash charges of $12.6 million and $8.4 million, respectively, during the year ended December 31, 2021.  The long-lived assets impaired during the fourth quarter of 2021 had a remaining fair value of zero.

The Company recorded total impairments of $21.0 million to certain long-lived trade name and customer relationship intangible assets for the year ended December 31, 2021 related to the Commerce reportable segment.

2020 Impairments

During the first quarter of 2020, as a result of the COVID-19 pandemic and the measures implemented to prevent its spread described above, management revised its forecast for the future performance of the Company’s asset groups.  The revised forecast indicated the carrying value of certain trade names and customer relationships may not be recoverable. The recoverability test, as described above, indicated that certain of the definite-lived customer relationship and trade name intangible assets were impaired. As a result, the Company recorded an impairment of $13.2 million during the first quarter of 2020.

In connection with the impairment of certain of the Company’s indefinite-lived trade name intangible assets as of October 31, 2020, the Company performed a recoverability test, as described above, on the related asset groups containing definite-lived intangible assets.  As a result, the Company recorded an impairment of $16.7 million during the fourth quarter of 2020.  The long-lived asset impairments are reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss.

The Company recorded impairments of $29.9 million for the year ended December 31, 2020 related to certain long-lived trade names and customer relationship intangible assets. Long-lived asset impairments in the Commerce and Design and Technology reportable segments were $21.7 million and $7.2 million, respectively, during the year ended December 31, 2020.

2019 Impairments

During the third quarter of 2019, the Company became aware of changes in circumstances, including its revised forecast for the future performance of several trade show brands as the Company’s revenue expectations and pacing reflected a decline compared to the 2019 forecast, which indicated the carrying value of certain definite-lived trade name and customer relationship intangible assets may not be recoverable. As a result, the Company performed a recoverability test, as described above, on the related asset groups containing definite-lived intangible assets. The recoverability test indicated that certain of the definite-lived customer relationship and trade name intangible assets were impaired. As a result, the Company recorded an impairment of $12.1 million during the year ended December 31, 2019. The long-lived assets impaired during 2019 had a remaining fair value of $2.2 million as of December 31, 2019. The long-lived asset impairments are reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss.

Long-lived asset impairments in the Commerce and Design and Technology reportable segments were zero and $4.3 million, respectively, during the year ended December 31, 2019.

Impairment of Indefinite-Lived Intangible Assets

2021 Impairments

The Company performed a quantitative analysis for its annual impairment test for indefinite-lived intangible assets on October 31.  The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded five indefinite-lived trade name asset groups had a fair value in excess of its carrying value. As a result, during the fourth quarter of 2021, the Company recorded an impairment of $11.7 million for the year ended December 31, 2021 related to an indefinite-lived trade name intangible asset. The impairment is reported in intangible asset impairments on the consolidated statements of loss and comprehensive loss. The indefinite-lived intangible assets impaired during the fourth quarter of 2021 had a remaining fair value of $24.7 million as of October 31, 2021.

The Company recorded total impairments of $9.1 million and $2.6 million to certain indefinite-lived trade names for the year ended December 31, 2021 related to the Commerce reportable segment and Design and Technology reportable segments, respectively.

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

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce	Design and Technology	All Other	Total
Balance at December 31, 2019	$598.4	$337.3	$44.6	$980.3
Acquired goodwill	—	2.1	25.3	27.4
Impairments	(367.5)	(205.7)	(30.2)	(603.4)
Balance at December 31, 2020	$230.9	$133.7	$39.7	$404.3
Acquired goodwill	113.8	—	3.3	117.1
Impairments	(7.2)	—	—	(7.2)
Balance at December 31, 2021	$337.5	$133.7	$43.0	$514.2

Impairment of Goodwill

2021 Impairment

During the fourth quarter of 2021, in connection with the Company’s annual impairment assessment, the Company performed a quantitative assessment of the Company’s fair value of goodwill using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of one reporting unit exceeded its respective fair values, resulting in a goodwill impairment of $7.2 million. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense long-term growth assumptions ranging from zero to growth of 3.5%, at a weighted average cost of capital (discount rate) ranging from 12.0% to 13.5%. Of the $514.2 million of goodwill, the carrying value equals the fair value for $6.7 million as of October 31, 2021.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2021, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2021, the fair values of the reporting units exceeded their carrying value between zero and 458%. Of the $400.7 million of goodwill, the carrying value of reporting units with less than 5% headroom is $90.4 million as of October 31, 2021.

The Company recorded total goodwill impairment of $7.2 million for the year ended December 31, 2021 related to the Commerce reportable segment.

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

The Company recorded goodwill impairments during the year ended December 31, 2019, of $69.1 million, which is reported in the consolidated statements of loss and comprehensive loss as goodwill impairments. Goodwill impairments in the Commerce, Design and Technology and All Other reportable segments were $41.9 million, $24.0 million and $3.2 million, respectively, during the year ended December 31, 2019.

Total accumulated goodwill impairments are $679.7 million through December 31, 2021.

Note 7. Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2021	December 31, 2020
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% and 2.50% as of December 31, 2021 and 2020, respectively, (equal to 2.59% and 2.65% at December 31, 2021 and 2020, respectively) due 2024, net(a)	$516.6	$521.0
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$510.9	$515.3

(a)

Amended and Restated Term Loan Facility as of December 31, 2021 is recorded net of unamortized discount of $1.4 million and net of unamortized deferred financing fees of $1.7 million. Amended and Restated Term Loan Facility as of December 31, 2020 is recorded net of unamortized discount of $2.0 million and net of unamortized deferred financing fees of $2.4 million.

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

The Amended and Restated Senior Secured Credit Facilities allows for Emerald X to choose from the following two interest rate options:

-

Alternate Base Rate (“ABR”) loans bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month London Interbank Offered Rate (“LIBOR”) plus 1.00%.

or

-	LIBOR loans bear interest at a rate equal to a spread, or applicable margin, over the LIBOR rate.

The spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans through August 6, 2020. Beginning in the first quarter of 2018, (i) the applicable margin steps down by 0.25% if Emerald X’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) steps down by an additional 0.25% if Emerald X’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00. As a result of the Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined below), from August 7, 2020 through December 31, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Revolving Credit Facility

On June 25, 2021, Emerald X entered into a Third Amendment to Amended and Restated Credit Agreement (the “Amendment”), by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017. Pursuant to the Amendment, the existing Credit Agreement was modified as follows:

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

Emerald X is required to pay a quarterly commitment fee in respect of the unutilized commitments under the Amended and Restated Revolving Credit Facility in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which may be reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.50. Upon the issuance of letters of credit under the Amended and Restated Revolving Credit Facility, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to LIBOR) for the Amended and Restated Revolving Credit Facility.

Emerald X had zero in outstanding borrowings under its Amended and Restated Revolving Credit Facility as of December 31, 2021 and 2020. Emerald X had $1.0 million in stand-by letters of credit issuances under its Amended and Restated Revolving Credit Facility and its Revolving Credit Facility as of December 31, 2021 and 2020. For the period ended August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%.  As a result of the Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through December 31, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%. As of December 31, 2021, Emerald X had $109.0 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $1.0 million of outstanding letters of credit).

Payments and Commitment Reductions

The Amended and Restated Term Loan Facility requires repayment in equal quarterly installments of 0.25% of the $565.0 million, with the balance due at maturity. Installment payments on the Amended and Restated Term Loan Facility are due on the last business day of each quarter, commencing on September 29, 2017.

Subject to the certain customary exceptions and limitations, Emerald X. is required to prepay amounts outstanding under the Amended and Restated Term Loan Facility under specified circumstances, including 50.0% of Excess Cash Flow (“ECF”), subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

Emerald X made no voluntary repayments on the Amended and Restated Term Loan Facility during the years ended December 31, 2021 and 2020. Emerald X may prepay the loans in whole or part without premium or penalty.

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, by all of Emerald X’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2021, all of Emerald X’s subsidiaries and Emerald X’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of December 31, 2021, this financial covenant has not been triggered and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities through December 31, 2021.

During the year ended December 31, 2021, Emerald X had no borrowings or repayments on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2020, Emerald X had borrowings of $95.0 million and repayments of $105.0 million on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2019, Emerald X had borrowings of $16.0 million and repayments of $46.0 million on the Revolving Credit Facility.

Interest Expense

Interest expense reported in the consolidated statements of loss and comprehensive loss consist of the following:

	Year ended December 31,
(in millions)	2021	2020	2019
Senior secured term loan	$13.7	$17.6	$27.2
Non-cash interest for amortization of debt discount and debt issuance costs	1.5	1.5	1.4
Revolving credit facility interest and commitment fees	0.6	1.5	1.7
	$15.8	$20.6	$30.3

Note 8. Leases

The Company accounts for leases in accordance with ASC 842: Leases, which was adopted on January 1, 2019. The Company determines if an arrangement is or contains a lease at contract inception. The Company's leases consist of operating leases for office space and certain equipment. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are reported on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company's leases have a remaining contractual term of 2 years to 6 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of December 31, 2021. The Company’s weighted-average remaining lease term was 3.8 years and 5.3 years as of December 31, 2021 and 2020, respectively.

Short-term operating leases with a contractual term of 12 months or less are not reported on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the consolidated statements of loss and comprehensive loss and are considered rent expense. Short-term operating lease costs were not material for the year ended December 31, 2021. Leases with a duration of less than one month are not included in rent expense. Operating lease cost is recognized on a straight-line basis over the related lease term. Rent expense was $5.2 million, $4.2 million and $ 4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company reported $1.2 million in rent expense on the consolidated statements of loss and comprehensive loss as cost of revenues for the years ended December 31, 2021, 2020 and 2019 and $4.0 million, $3.0 million and $3.2 million in rent expense on the consolidated statements of loss and comprehensive loss as selling, general and administrative expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Certain of the Company's lease agreements include variable lease payments. Variable lease costs were $0.2 million for the each of the years ended December 31, 2021, 2020 and 2019.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of December 31, 2021 were as follows:

(in millions)	December 31, 2021
2022	$4.7
2023	4.7
2024	3.7
2025	3.1
2026	3.0
Thereafter	1.0
Minimum lease payments	$20.2
Less: Imputed interest	(2.2)
Present value of minimum lease payments	$18.0

Supplemental cash flow and other information related to leases was as follows:

	December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the consolidated statements of cash flows	$4.1	$4.1	$4.0
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$3.4	$1.5	$1.9

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental collateralized borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.2% as of December 31, 2021.

Note 9. Fair Value Measurements

As of December 31, 2021 and 2020, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the tables below:

	December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and cash equivalents	$21.5	$21.5	$—	$—
Money market mutual funds(a)	209.7	209.7	—	—
Total assets at fair value	$231.2	$231.2	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(c)	36.2	—	—	36.2
Total liabilities at fair value	$36.6	$—	$—	$36.6

	December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and cash equivalents	$4.2	$4.2	$—	$—
Money market mutual funds(a)	291.1	291.1	—	—
Total assets at fair value	$295.3	$295.3	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(c)	13.3	—	—	13.3
Total liabilities at fair value	$13.7	$—	$—	$13.7

(a)

The fair values of the Company’s money market mutual funds are based on the closing price of these assets as of the reporting date. The Company’s money market mutual funds are quoted in an active market.

(b)	Included within other noncurrent liabilities in the consolidated balance sheets.
(c)

As of December 31, 2021, $5.1 million is included within accounts payable and other current liabilities in the consolidated balance sheets and $31.1 million is included within other noncurrent liabilities in the consolidated balance sheets. As of December 31, 2020, $3.8 million is included within accounts payable and other current liabilities in the consolidated balance sheets and $9.5 million is included within other noncurrent liabilities in the consolidated balance sheets.

The contingent consideration liability of $36.2 million as of December 31, 2021 consists of liabilities of $5.1 million, $30.7 million and $0.4 million, which are expected to be paid in 2022, 2023 and 2024, respectively.

As of December 31, 2021, the contingent consideration liability related to the acquisition of MJBiz of $24.0 million, is based on average EBITDA growth targets and is expected to be paid in 2023. The MJBiz contingent consideration liability was measured based on unobservable inputs and probability weightings measured using a Black-Scholes model, considering the Company's credit risk over the term to payment. The unobservable inputs used in calculating this amount include probability weighted estimates regarding the likelihood of achieving average EBITDA growth targets for the acquisition.

As of December 31, 2021 and 2020, the contingent consideration liability related to the PlumRiver acquisition amounted to $5.7 million and $10.0 million, respectively, is based on the achievement of revenue targets and is expected to be paid in 2023. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The unobservable inputs used in calculating this amount include probability weighted estimates regarding the likelihood of achieving revenue targets for the acquisition. The Company made payments of $2.0 million for the achievement of a technological milestone and $2.0 million for the successful onboarding of qualified customers during 2021.

Contingent consideration related to the Sue Bryce, EDspaces and G3 acquisitions amounted to $6.5 million and $3.2 million as of December 31, 2021 and 2020, respectively. These contingent payments are based on the achievement of various revenue or EBITDA growth metrics.  $5.1 million, $1.0 million and $0.4 million are expected to be paid in 2022, 2023 and 2024, respectively.

The Company’s contingent consideration liabilities are remeasured based on the methodologies described above at the end of each reporting period. As a result of these remeasurements, during 2021 and 2020, the Company recorded a $2.3 million increase in the fair value of its contingent consideration liabilities and a $1.5 million decrease in the fair value of its contingent consideration liabilities, respectively, which is included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss. The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss.

The market-based share award liability was $0.4 million as of December 31, 2021 and 2020. Changes in the fair value of the market-based share award liability is included in selling, general and administrative expense in the consolidated statements of loss and comprehensive loss. The determination of the fair value of the market-based share award liability could change in future periods. See Note 12, Stock-Based Compensation, for additional information with respect to the market-based share awards.

Note 10. Related-Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 67.2% of the Company’s outstanding common stock at December 31, 2021. In addition, as of December 31, 2021, after giving effect to the Onex owned 69,718,919 shares of the Company’s redeemable convertible preferred stock, representing 170,056,580 shares of the Company’s common stock on an as-converted basis, after considering the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of the Company’s common stock, on an as-converted basis, is approximately 86.1%. Onex owns a majority equity position in SMG Holdings, Inc. (“SMG”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of SMG, which the Company has contracted with for catering services at certain of the Company’s trade shows. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). The Company made payments of $0.6, zero and $0.6 million to ASM during the years ended December 31, 2021, 2020 and 2019, respectively.  These payments are included in cost of revenues in the consolidated statements of loss and comprehensive loss. The Company has $0.1 million and zero due to ASM as of December 31, 2021 and 2020, respectively.

Note 11. Stockholder’s Equity (Deficit) and Redeemable Convertible Preferred Stock

Common Stock Issuances

On May 3, 2017, the Company completed the initial public offering of its common stock and the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”.

Redeemable Convertible Preferred Stock

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.  During the year ended December 31, 2021, the Company recorded accretion of $29.8 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $444.1 million as of December 31, 2021. During the year ended December 31, 2020, the redeemable convertible preferred stock accumulated $14.1 million worth of dividends, bringing the aggregate accreted liquidation preference to $414.4 million as of December 31, 2020. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary thereof, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary thereof, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary thereof, the accreted liquidation preference.  In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable.  For the fiscal years ending December 31, 2021 and 2020, the Company recorded $35.6 million and $15.6 million, respectively, in deemed dividends, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid for the year ended December 31, 2021. The following is a summary of the dividends paid for the years ending December 31, 2020 and 2019:

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

Share Repurchases

October 2020 Share Repurchase Program

In October 2020, the Board authorized and approved a $20.0 million share repurchase program.  Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2022, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. The Company repurchased 2,498,118 shares for $12.4 million during the year ended December 31, 2021 under this repurchase program. The Company settled the repurchase of 203,837 shares for $0.8 million during the year ended December 31, 2020 under this repurchase program. There was $6.8 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of December 31, 2021.

July 2019 Share Repurchase Program

In July 2019, the Board authorized and approved a $30.0 million share repurchase program. The July 2019 Share Repurchase program was terminated on July 31, 2020. The July 2019 Share Repurchase Program did not obligate the Company to purchase any specific number of shares. The Company settled the repurchase of 14,988 shares and 810,120 shares for $0.1 million and $7.7 million during the years ended December 31, 2020 and 2019, respectively, under this repurchase program.

November 2018 Share Repurchase Program

On November 20, 2018, the Board authorized a $20.0 million share repurchase program. Under the terms of the November 2018 Share Repurchase Program, the Company has the ability to repurchase shares through December 31, 2019. The November 2018 Share Repurchase Program did not require the Company to acquire any specific number of shares. Pursuant to the November 2018 Share Repurchase Program, the Company settled the repurchase of 43,437 shares for $0.6 million during the year ended December 31, 2019.

Note 12. Stock-Based Compensation

Employee Benefit Plans

2013 Stock Option Plan (the “2013 Plan”) and 2017 Omnibus Equity Plan (the “2017 Plan”)

Effective June 17, 2013 the Board approved the adoption of the 2013 Plan. Following the Company’s IPO, the 2013 Plan is no longer used for granting new awards. Vesting of all option grants begins at the first anniversary of the date of grant. Options granted under the 2013 Plan vest 20% per year over five years.

In April 2017, the Board approved the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company has initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. During 2021, the 2017 Plan was amended and restated principally to provide for an increase in the number of Shares of the Company’s common stock reserved for issuance under the 2017 Plan by 13,000,000 shares. A total of 2,789,118 shares were available for future grant under the 2017 Plan as of December 31, 2021.

The Board determines eligibility, vesting schedules and exercise prices for award grants. Option grants have a contractual term of 10 years from the date of grant. Under the 2017 Plan, options are granted with the exercise price being equal to the fair market value of the Company’s common stock at the date of grant.

Vesting of all option grants begins at the first anniversary of the grant date. Options granted under the 2017 Plan vest pro rata over a term of either three or four years.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP.

ESPP expense recognized by the Company was not material for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021, the Company has issued 78,287 shares to employees under the ESPP.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2021
	Range	Weighted-Average
Expected volatility	29.0% to 38.4%
Dividend yield	—
Risk-free interest rate	0.4% to 1.4%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$1.47

Year Ended December 31, 2019
	Range	Weighted-Average
Expected volatility	21.7% to 23.2%
Dividend yield	2.2% to 2.3%
Risk-free interest rate	1.9% to 2.5%
Expected term (in years)	6.5 to 7.0
Weighted-average fair value at grant date		$2.36

There were 11,969,828 stock options granted during the year ended December 31, 2021. There were 2,602,368 stock options vested and exercisable at December 31, 2021.

There were no stock options granted during the year ended December 31, 2020.

Stock option activity for the years ended December 31, 2021 and 2020 was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2019	7,151	$12.74	4.4	$5.8
Granted	—	—
Exercised	(9)	8.00
Forfeited	(3,163)	11.57
Outstanding at December 31, 2020	3,978	$13.68	4.7	$—
Granted	11,970	6.36
Exercised	—	—
Forfeited/Expired	(1,545)	9.01
Outstanding at December 31, 2021	14,403	$8.10	8.1	$—
Exercisable at December 31, 2021	2,602	$14.13	4.1	$—

Information regarding fully vested and expected to vest stock options as of December 31, 2021 was as follows:

Exercise Price	Number of Options (share data in thousands)	Weighted Average Remaining Contractual Life (years)
$4.06 - $8.00	11,853	8.61
$10.40 - $15.60	1,093	5.00
$16.00 - $24.00	1,457	5.37
	14,403

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2021, for those options for which the market price was in excess of the exercise price.

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. During the years ended December 31, 2021, 2020 and 2019, the Company recorded stock-based compensation expense related to stock options of $6.4 million, $1.8 million and $3.4 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of loss and comprehensive loss. The related deferred tax benefit for stock-based compensation recognized was $1.5 million, $1.6 million and $1.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

The aggregate weighted average grant date fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $1.8 million, $3.0 million, and $2.7 million, respectively. There was a total of $11.2 million unrecognized stock-based compensation expense at December 31, 2021 related to unvested stock options expected to be recognized over a weighted-average period of 3.2 years.

Restricted Stock Units

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense related to RSUs recognized in the years ended December 31, 2021, 2020 and 2019 was $4.0 million, $5.4 million and $3.7 million, respectively.

RSU activity for the years ended December 31, 2021 and 2020 was as follows:

	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2019	668	$15.00
Granted	1,143	8.53
Forfeited	(233)	10.31
Vested	(274)	11.76
Unvested balance, December 31, 2020	1,303	$10.31
Granted	631	5.14
Forfeited	(169)	8.36
Vested	(407)	10.38
Unvested balance, December 31, 2021	1,358	$8.13

There was a total of $4.7 million unrecognized stock-based compensation expense at December 31, 2021 related to unvested RSUs expected to be recognized over a weighted-average period of 2.5 years.

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

In June 2019, the Company granted performance-based market condition share awards to two senior executives under the 2017 Omnibus Equity Plan, which entitle these employees the right to receive shares of common stock equal to a maximum value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In December 2019, the performance-based market condition share awards for one of these senior executive was increased, which increased the maximum value of the performance-based market condition share awards to $18.9 million, in the aggregate. During the year ended December 31, 2020, performance-based market condition share awards with maximum value of $14.0 million, with an estimated 157,677 shares of common stock that would have been issued were forfeited. The remaining June 2019 award entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety day trading period.

As of December 31, 2021, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

The Company recorded stock-based compensation expense related to performance-based market condition share awards of zero, $0.5 million and $0.6 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, the Company has performance-based market condition share awards outstanding with a maximum value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of December 31, 2021, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share. The performance-based market condition share awards consist of four tranches with four separate specified award values that become payable upon achievement of the specified closing share price targets, which range from $18.00 per share to $24.00 per share. If the applicable targeted closing share price is attained over sixty days during a ninety-day trading period, that tranche of the award vests and the employees holding the awards receive shares of common stock equal to the specified award values (calculated based on the closing price per share on the trading day on which the relevant vesting condition was satisfied). In connection with the vesting, if any, of each award tranche, the Company expects to issue new shares of common stock to settle the vested awards. The total number of shares that will be awarded upon vesting will depend on the closing price per share on the trading day on which the relevant vesting condition is satisfied. These performance-based market condition share awards have a contractual term of ten years.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are remeasured to an updated fair value at each reporting period. As of December 31, 2021 and 2020, the liability for these awards was $0.4 million and $0.4 million, respectively, and is reported on the consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The aggregate fair value of the awards at the grant date was $1.9 million. The aggregate fair value of the awards as of December 31, 2021 and 2020 was $0.7 million and $2.0 million, respectively. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. As of December 31, 2021, the weighted average remaining service period is 1.6 years in aggregate. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control.

The weighted average assumptions used in determining the fair value for the performance-based market condition share awards granted in 2020 and 2019 and remeasured at December 31, 2021 were as follows:

	Grant Date	December 31, 2021
Expected volatility	41.7%	55.0%
Dividend yield	1.1%	—
Risk-free interest rate	1.3%	1.5%

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

Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2021, 2020 and 2019, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,442,407  redeemable convertible preferred stock shares outstanding which were convertible into 126,175,172 shares of common stock at December 31, 2021. These preferred stock shares were anti-dilutive for the years ended December 31, 2021 and 2020 and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted loss per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2021	2020	2019
Net loss and comprehensive loss attributable to Emerald Holding, Inc.	$(78.1)	$(633.6)	$(50.0)
Accretion to redemption value of redeemable convertible preferred stock	(35.6)	(15.6)	—
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(113.7)	$(649.2)	$(50.0)
Weighted average common shares outstanding	71,309	71,431	71,719
Basic loss per share	$(1.59)	$(9.09)	$(0.70)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(113.7)	$(649.2)	$(50.0)
Diluted effect of stock options	—	—	—
Diluted weighted average common shares outstanding	71,309	71,431	71,719
Diluted loss per share	$(1.59)	$(9.09)	$(0.70)
Anti-dilutive shares excluded from diluted earnings per share calculation	15,023	5,196	4,996

Note 14. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”), that was formed on January 1, 2014. The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. In March 2020, the Company suspended the Company’s 401(k) match for all participants. The Company’s 401(k) match was reinstated in August 2021. For each of the years ended December 31, 2021, 2020 and 2019, the Company recorded compensation expense of $1.3 million, $0.2 million and $1.1 million, respectively, for the employer matching contribution.

Note 15. Income Taxes

The Company’s current and deferred income tax provision (benefit) were as follows:

	December 31,
(in millions)	2021	2020	2019
Current
Federal	$(1.4)	$0.3	$7.8
State and local	0.2	0.2	2.6
Foreign	0.3	-	—
	(0.9)	0.5	10.4
Deferred
Federal	(0.2)	(44.6)	(11.1)
State and local	(0.2)	(13.5)	(4.3)
Foreign	—	-	—
	(0.4)	(58.1)	(15.4)
Total benefit from income taxes	$(1.3)	$(57.6)	$(5.0)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision (benefit) are set forth below:

	December 31,
(in millions)	2021	2020	2019
Loss before income taxes	$(79.4)	$(691.2)	$(55.0)
U.S. statutory tax rate	21.0%	21.0%	21.0%
Taxes at the U.S. statutory rate	(16.7)	(145.2)	(11.5)
Tax effected differences
State and local taxes, net of federal benefit	(3.2)	(13.0)	(0.8)
Share-based payments	0.6	0.5	0.3
Nondeductible goodwill impairment	0.9	76.6	7.2
Change in valuation allowance	18.3	(0.1)	(0.1)
Return to provision adjustments	0.1	25.6	—
Change in tax rates	(0.4)	(2.3)	(0.6)
Change in uncertain tax positions	(1.3)	—	—
Nondeductible expenses	0.3	0.3	0.4
Other, net	0.1	—	0.1
Total benefit from income taxes	$(1.3)	$(57.6)	$(5.0)

The fluctuations of the Company's income tax benefits and effective tax rates between the years ended December 31, 2021, 2020, and 2019, are primarily attributable to certain nondeductible expenses recorded by the Company (e.g., portion of the goodwill impairments recorded during the years ended December 31, 2021 and 2020) and changes in valuation allowances recorded during the years ended December 31, 2021 and 2020. Additionally, changes in the relative mix of the Company's operations in and among various U.S. state and local jurisdictions impact the Company's state and local income tax provision expenses.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$6.1	$0.2
Deferred compensation	2.8	1.8
Stock-based compensation	8.4	6.9
Fixed asset depreciation	—	(0.1)
Lease liabilities	4.6	4.5
Accrued expenses	1.2	0.6
Goodwill and intangible assets	21.9	13.2
Section 163(j) interest carryover	0.4	—
Other assets	1.0	0.8
Deferred tax assets	46.4	27.9
Valuation allowance	(44.1)	(25.8)
Net deferred tax assets	2.3	2.1

Deferred tax liabilities
Right-of-use lease assets	(3.8)	(4.0)
Deferred tax liabilities, net	$(1.5)	$(1.9)

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to lack of available sources of taxable income, the Company recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2021 and 2020, the Company recorded a valuation allowance of $44.1 million and $25.8 million, respectively. The increase in the valuation allowance was due to an increase in the net operating loss carryforwards and the impairment of goodwill and other intangibles.

As of December 31, 2021 and 2020, the Company has U.S. federal net operating loss carryforwards of $23.6 million and zero, respectively, and U.S. state net operating loss carryforwards of $19.3 million and $2.7 million, respectively. The federal loss carryforward generated in 2021 can be carried forward indefinitely.  The state loss carryforwards began to expire in 2022 unless previously utilized. The Company does not have any income tax credit carryforwards.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2021, 2020, and 2019:

	December 31,
(in millions)	2021	2020	2019
Gross unrecognized tax benefits, beginning of period	$1.1	$1.1	$1.7
Decreases related to prior year tax positions	(1.1)	—	(1.7)
Increases related to current year tax provisions	—	—	1.1
Gross unrecognized tax benefits, end of period	$—	$1.1	$1.1

For the years ended December 31, 2021, 2020, and 2019, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the benefit from income taxes in the consolidated statements of loss and comprehensive loss.

As of December 31, 2021, the Company does not have unrecognized tax benefits. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax and various state and local taxes in numerous jurisdictions. The Company’s federal tax returns for 2018 through 2021 years remain open for examination by the IRS. In most cases, the Company’s state tax returns for 2018 through 2021 remain open and are subject to income tax examinations by state taxing authorities.

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

The amounts presented below represent the future minimum annual payments under the Company’s operating leases and other contractual obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2021:

	Years Ending December 31,
(in millions)	2022	2023	2024	2025	2026	Thereafter	Total
Operating leases	$4.7	$4.7	$3.7	$3.1	$3.0	$1.0	$20.2
Other contractual obligations	44.3	23.9	9.3	3.4	0.6	—	81.5
	$49.0	$28.6	$13.0	$6.5	$3.6	$1.0	$101.7

Rent expense incurred under operating leases was $5.2 million, $4.2 million and $4.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both probable and the amount or range of any possible loss is reasonably estimable. The Company did not record an accrual for loss contingencies associated with legal proceedings as of December 31, 2021 and 2020. In the opinion of management, the Company is not presently a party to any material litigation and management is not aware of any pending or threatened litigation against the Company that would have a material adverse impact on the Company’s business, consolidated balance sheets, results of operations or cash flows.

Other Commitments and Contingencies

Refer to Note 9, Fair Value Measurements, for further discussion on the contingent consideration related to the Company’s acquisition of MJBiz, Sue Bryce Education and The Portrait Masters, PlumRiver, EDspaces and G3.

Note 17. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2021	2020
Accrued personnel costs	$16.0	$12.7
Accrued event costs	9.5	7.3
Contingent consideration	5.1	3.7
Other current liabilities	9.2	3.6
Trade payables	12.0	3.8
Total accounts payable and other current liabilities	$51.8	$31.1

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

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Years Ended December 31,
(in millions)	2021	2020	2019
Revenues
Commerce	$57.3	$56.9	$184.7
Design and Technology	55.4	51.2	139.9
All Other	32.8	19.3	36.3
Total revenues	$145.5	$127.4	$360.9

Other Income
Commerce	$59.3	$70.3	$6.1
Design and Technology	12.3	32.5	—
All Other	5.8	4.2	—
Total other income	$77.4	$107.0	$6.1

Adjusted EBITDA
Commerce	$73.6	$74.8	$104.2
Design and Technology	18.5	35.1	55.7
All Other	2.5	2.9	9.2
Subtotal Adjusted EBITDA	$94.6	$112.8	$169.1

General corporate expenses	(48.9)	(40.9)	(41.3)
Interest expense	(15.8)	(20.6)	(30.3)
Goodwill impairments	(7.2)	(603.4)	(69.1)
Intangible asset impairments	(32.7)	(76.8)	(17.0)
Depreciation and amortization	(47.6)	(48.6)	(52.0)
Stock-based compensation	(10.4)	(6.7)	(7.7)
Deferred revenue adjustment	(2.0)	—	(0.3)
Other	(9.4)	(7.0)	(6.4)
Loss before income taxes	$(79.4)	$(691.2)	$(55.0)

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  For the years ended December 31, 2021, 2020 and 2019, substantially all revenues were derived from transactions in the United States.

Note 19. Subsequent Event

In February 2022, the Company received confirmation from its insurance underwriters of an additional $20.0 million interim payment related to a 2021 event cancellation insurance claim.

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2021 and 2020

(dollars in millions, share data in thousands except par value)	2021	2020
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	314.5	394.5
Total assets	$314.5	$394.5
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2021 and 2020: 80,000; 71,442 and 71,445 shares issued and outstanding; aggregate liquidation preference $444.1 million and $414.4 million at December 31, 2021 and 2020, respectively	433.9	398.3
Stockholders' deficit
Common stock, $0.01 par value; authorized shares at December 31, 2021 and 2020: 800,000; 70,026 and 72,195 shares issued and outstanding at December 31, 2021 and 2020, respectively	0.7	0.7
Additional paid-in capital	653.2	690.7
Accumulated deficit	(773.3)	(695.2)
Total stockholders' deficit	$(119.4)	$(3.8)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$314.5	$394.5

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of Loss and Comprehensive Loss

December 31, 2021, 2020 and 2019

(dollars in millions)	2021	2020	2019
Revenues	$—	$—	$—
Other income	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairments	—	—	—
Intangible asset impairments	—	—	—
Operating loss	—	—	—
Interest expense	—	—	—
Loss on disposal of fixed assets	—	—	—
Loss before income taxes	—	—	—
Benefit from income taxes	—	—	—
Earnings before equity in net loss and comprehensive loss of subsidiaries	—	—	—
Equity in net losses and comprehensive losses of subsidiaries	(78.1)	(633.6)	(50.0)
Accretion to redemption value of redeemable convertible preferred stock	(35.6)	(15.6)	—
Net loss and comprehensive loss	$(113.7)	$(649.2)	$(50.0)

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2021, 2020 and 2019

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Holding, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Holding, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2021, 2020 and 2019.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2021, 2020 and 2019.

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

Since the restricted net assets of Emerald X and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the consolidated financial statements.

Emerald Holding, Inc.

Schedule II – Valuation and Qualifying Accounts

			Additions
	Balance at Beginning of Period	Reclassification	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2021:
Allowance for credit losses	$1.1	—	0.4	—	(0.3)	$1.2
Deferred tax asset valuation allowance	$25.8	—	—	18.9	—	$44.7

Year Ended December 31, 2020:
Allowance for credit losses	$0.7	—	0.7	—	(0.3)	$1.1
Deferred tax asset valuation allowance	$0.2	—	—	25.6	—	$25.8

Year Ended December 31, 2019:
Allowance for doubtful accounts	$0.9	—	0.6	—	(0.8)	$0.7
Deferred tax asset valuation allowance	$0.2	—	—	—	—	$0.2

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021 the disclosure controls and procedures are not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments that existed as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

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

Management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2021 due to the material weakness in its internal control over financial reporting described above.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2021.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Incorporated by reference herein
Exhibit Number	Description	Form	Date
2.1	Asset Purchase Agreement, dated December 31, 2021, by and among Emerald X, LLC, Anne Holland Ventures Inc. and solely for limited purposes thereof, Cassandra Farrington and Anne Hills Holland.	Current Report on Form 8-K (File No. 001-38076)	January 4, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated February 3, 2020.	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
3.3	Amended and Restated Bylaws of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.4	Second Amended and Restated Bylaws of the Registrant, effective as of February 14, 2020.	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
3.5	Certificate of Designations for Redeemable Convertible Preferred Stock.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.1	Specimen Common Stock Certificate of the Registrant.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.2

Registration Rights Agreement, among Expo Event Holdco, Inc., Onex American Holdings II LLC, Expo EI LLC, Expo EI II LLC, Onex US Principals LP, Onex Advisor III LLC, Onex Partners III LP, Onex Partners III PV LP, Onex Partners III Select LP and Onex Partners III GP LP, dated July 19, 2013.

		Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.3	Registration Rights Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.4	Description of the Registrant’s Securities.	Annual Report on Form 10-K/A (File No. 001-38076	November 8, 2021
10.1	Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and other lenders party thereto, dated May 22, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 25, 2017

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

		Current Report on Form 8-K (File No. 001-38076)	December 1, 2017
10.4+	Amended and Restated 2017 Omnibus Equity Plan.	Registration Statement on Form S-8 (File No. 333-258320)	July 30, 2021
10.5	Amended and Restated Stockholders’ Agreement by and among the Registrant and the stockholders party thereto, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
10.6

Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners III LP, Onex Partners III GP LP, Onex US Principals LP, Onex Partners III PV LP, Onex Expo SARL, Onex Partners III Select LP and Onex Advisor Subco III LLC.

		Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.7	Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners V LP and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.8+	Form of Restricted Stock Unit Agreement.	Current Report on Form 8-K (File No. 001-38076)	June 14, 2017
10.9+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.10+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.11+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.12+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.13+	Form of Post-IPO Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017

10.14	Form of Indemnification Agreement.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
10.15+	Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.16+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for non-California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.17+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.18+	Form of Annual Incentive Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.19+	2019 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 2, 2019
10.20+	Employment Agreement, dated May 22, 2019, by and between Emerald Expositions, LLC, Brian Field, and solely for the purposes of Sections 2.3 and 8.1 therein, Emerald Expositions Events, Inc..	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.21+	Employment Agreement Amendment, dated November 12, 2020, by and between Emerald X, LLC and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.22+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.23+	Form of Stock Option Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.24+	Form of Performance Based Share Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.24.1+	Amendment to Performance Based Share Award Agreement, by and between the Registrant and Brian Field, dated December 6, 2019.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.25+	Employment Agreement, dated January 16, 2019, by and between Emerald Expositions Events, LLC and David Doft, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.26+	Form of Performance Based Share Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020

10.27+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.28+*	Special Bonus Agreement by and between David Doft and Emerald X, LLC dated November 5, 2021.
10.29+	Employment Agreement, dated November 10, 2020, by and between Emerald X, LLC and Hervé Sedky, and solely for the purposes of certain sections therein, Emerald Holding, Inc.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.30+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.31+	Form of Stock Option Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.32+*	Separation and Release Agreement by and between Eric Lisman, Emerald X, LLC and Emerald Holding, Inc. entered into as of December 31, 2021.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL included: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

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

EMERALD HOLDING, INC.

Date: February 24, 2022	By:	/s/ David Doft
David Doft
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and officers of Emerald Holding, Inc. constitutes and appoints each of David Doft and Stacey Sayetta, or either of them, each acting alone, his true and lawful attorney-in-fact and agent, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that either of the said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hervé Sedky	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
Hervé Sedky
Chief Financial Officer and Treasurer
/s/ David Doft	(Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
David Doft

/s/ Konstantin Gilis	Chairman of the Board and Director	February 24, 2022
Konstantin Gilis

/s/ Michael Alicea	Director	February 24, 2022
Michael Alicea

/s/ Lynda M. Clarizio	Director	February 24, 2022
Lynda M. Clarizio

/s/ Todd Hyatt	Director	February 24, 2022
Todd Hyatt

/s/ Lisa Klinger	Director	February 24, 2022
Lisa Klinger

/s/ David Levin	Director	February 24, 2022
David Levin

/s/ Anthony Munk	Director	February 24, 2022
Anthony Munk

/s/ Emmanuelle Skala	Director	February 24, 2022
Emmanuelle Skala