Form 10-Q
period 2022-03-31
Emerald Holding, Inc.
filed 2022-05-10
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 4, 2022, there were 70,130,484 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including those discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•

the extent of the impact of COVID-19 on our business, including any variants or resurgence COVID-19 pandemic;  the actions that governments, businesses and individuals take in response to the pandemic, including limiting the size of gatherings; and the impact of COVID-19 on overall demand for face-to-face events;

•	disruptions in global or local travel conditions and quarantines due to COVID-19, other communicable diseases and terrorist actions;
•

our ability to recover proceeds under our current event cancellation insurance policy, including as a result of the litigation we have filed against our insurers, as well as our ability to obtain event cancellation insurance in the future;

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
•

other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$254.4	$231.2
Trade and other receivables, net of allowances of $1.3 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively	86.2	46.4
Prepaid expenses and other current assets	13.5	12.5
Total current assets	354.1	290.1
Noncurrent assets
Property and equipment, net	4.4	3.7
Intangible assets, net	226.2	236.7
Goodwill	513.9	514.2
Right-of-use lease assets	14.3	15.1
Other noncurrent assets	2.4	2.6
Total assets	$1,115.3	$1,062.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$54.0	$46.7
Cancelled event liabilities	6.3	9.8
Deferred revenues	139.3	118.1
Contingent consideration	36.3	5.1
Right-of-use lease liabilities, current portion	4.5	4.7
Term loan, current portion	5.7	5.7
Total current liabilities	246.1	190.1
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	509.8	510.9
Deferred tax liabilities, net	1.4	1.5
Right-of-use lease liabilities, noncurrent portion	12.0	13.3
Other noncurrent liabilities	7.7	32.1
Total liabilities	777.0	747.9
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2022 and December 31, 2021: 80,000; 71,442 shares issued and outstanding; aggregate liquidation preference of $451.9 million and $444.1 million at March 31, 2022 and December 31, 2021, respectively	443.1	433.9
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at March 31, 2022 and December 31, 2021: 800,000; 70,130 and 70,026 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	645.2	653.2
Accumulated deficit	(750.7)	(773.3)
Total stockholders’ deficit	(104.8)	(119.4)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,115.3	$1,062.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2022	March 31, 2021
Revenues	$98.5	$12.9
Other income	28.8	14.1
Cost of revenues	34.2	4.0
Selling, general and administrative expense	46.6	30.8
Depreciation and amortization expense	14.3	11.8
Goodwill impairment charge	6.3	—
Intangible asset impairment charge	1.6	—
Operating income (loss)	24.3	(19.6)
Interest expense	3.9	4.0
Income (loss) before income taxes	20.4	(23.6)
Benefit from income taxes	(2.2)	(8.3)
Net income (loss) and comprehensive income (loss)	$22.6	$(15.3)
Accretion to redemption value of redeemable convertible preferred stock	(9.2)	(8.5)
Participation rights on if-converted basis	(8.6)	—
Net gain (loss) and comprehensive gain (loss) attributable to Emerald Holding, Inc. common stockholders	$4.8	$(23.8)
Basic gain (loss) per share	$0.07	$(0.33)
Diluted gain (loss) per share	$0.07	$(0.33)
Basic weighted average common shares outstanding	70,171	72,245
Diluted weighted average common shares outstanding	70,280	72,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and of Stockholders’ Deficit

(unaudited)

	Three Months Ended March 31, 2022
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(773.3)	$(119.4)
Stock-based compensation	—	—	340	—	2.1	—	2.1
Issuance of common stock under equity plans	—	—	20	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	9.2	—	—	(9.2)	—	(9.2)
Repurchase of common stock	—	—	(256)	—	(0.9)	—	(0.9)
Net income and comprehensive income	—	—	—	—	—	22.6	22.6
Balances at March 31, 2022	71,442	$443.1	70,130	$0.7	$645.2	$(750.7)	$(104.8)

	Three Months Ended March 31, 2021
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	209	—	2.9	—	2.9
Issuance of common stock under equity plans	—	—	18	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	(1)	—	1	—	—	—	—
Redeemable convertible preferred stock conversion	—	8.5	—	—	(8.5)	—	(8.5)
Repurchase of common stock	—	—	(149)	—	(1.2)	—	(1.2)
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at March 31, 2021	71,444	$406.8	72,274	$0.7	$683.9	$(710.5)	$(25.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating activities
Net income (loss)	$22.6	$(15.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2.1	3.0
Provision for credit losses	0.1	0.1
Depreciation and amortization	14.3	11.8
Goodwill impairment	6.3	—
Intangible asset impairment	1.6	—
Non-cash operating lease expense	0.8	0.8
Amortization of deferred financing fees and debt discount	0.3	0.4
Remeasurement of contingent consideration	4.4	0.4
Deferred income taxes	(0.2)	—
Changes in operating assets and liabilities:
Trade and other receivables	(39.8)	(11.6)
Insurance receivables	—	15.4
Prepaid expenses and other current assets	1.1	(10.0)
Other noncurrent assets	0.2	0.7
Accounts payable and other current liabilities	4.7	(3.2)
Cancelled event liabilities	(3.5)	(12.2)
Income tax payable	(2.2)	—
Deferred revenues	21.2	24.9
Operating lease liabilities	(1.6)	(0.8)
Other noncurrent liabilities	0.6	(2.8)
Net cash provided by operating activities	33.0	1.6
Investing activities
Purchases of property and equipment	(1.0)	(0.4)
Purchases of intangible assets	(2.2)	(0.6)
Net cash used in investing activities	(3.2)	(1.0)
Financing activities
Payment of contingent consideration for acquisition of businesses	(4.3)	—
Repayment of principal on term loan	(1.4)	(1.4)
Repurchase of common stock	(0.9)	(0.9)
Net cash used in financing activities	(6.6)	(2.3)
Net increase (decrease) in cash and cash equivalents	23.2	(1.7)
Cash and cash equivalents
Beginning of period	231.2	295.3
End of period	$254.4	$293.6

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2021. The December 31, 2021 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2021.

The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period. Results of our reportable segments for the three months ended March 31, 2021 reflect the updated segment presentation discussed below in Note 15 “Segment Reporting”.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Liquidity Position and Management’s Plan

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United Stated and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the first half of 2021.  Late in the second quarter of 2021, management began to see the positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States.  In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies.  The Company entered 2022 planning to stage a full slate of events and successfully traded 31 in-person events during the first quarter, serving more than 141,000 attendees and 5,700 exhibiting companies.  While the Company has been able to resume its full schedule of events in the first quarter of 2022, the ongoing effects of COVID-19 on the Company’s operations have had, and will continue to have, a significant negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of the COVID-19 pandemic.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic. Management cannot estimate with certainty whether event exhibitors and attendees will attend the Company’s events in numbers similar to pre-pandemic editions now that our events have fully resumed. Therefore, current estimates of revenues and the associated impact on liquidity could differ significantly in the future.

The Company continues to pursue full recovery for event cancellation insurance claims relating to events originally scheduled to stage in 2020 and 2021. To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $180.7 million, respectively.  Other income recognized to date related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2020 and 2021 totaled $142.2 million and $71.0 million, respectively.  During the three months ended March 31, 2022 and 2021, the Company recorded other income of $28.8 million and $14.1 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.  Of the $28.8 million in other income recognized during the three months ended March 31, 2022, all $28.8 million was received during the period. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

Emerald’s renewed event cancellation insurance policies for the year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. The aggregate limit for the Company’s renewed 2022 primary event cancellation insurance policy is $100.0 million. The Company also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with a coverage limit of $8.4 million and $6.5 million for each respective event.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  The Company deferred the payment of more than $1.9 million of employer payroll taxes otherwise due in 2020, with 50% paid back in December 2021 and the remaining 50% due by December 31, 2022.  As of March 31, 2022, the liability for this deferred payment is included in accounts payable and other current liabilities in the condensed consolidated balance sheet.

As of March 31, 2022, the Company had $518.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of March 31, 2022, the Company had cash and cash equivalents of $254.4 million. As of March 31, 2022, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

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

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance.  Emerald’s CEO was appointed in January 2021 and is considered the CODM.  Effective January 31, 2022, Emerald’s CEO changed the way that he evaluates the results of the Company’s operations and as a result, there was a change in reporting segments.  The CODM evaluates performance based on the results of seven executive portfolios, which represent the Company’s seven operating segments.  Based on an evaluation of economic similarities, five operating segments are aggregated into two reportable segments: Commerce and the Design, Creative and Technology reportable segments.  Two operating segments do not meet the quantitative thresholds of a reportable operating segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, as of March 31, 2022 and as such are referred to as “All Other”.  Refer to Note 15, Segment Information, for information regarding the Company’s reportable segments.

2.	Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

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

Impact of COVID-19

The global COVID-19 pandemic significantly impacted the Company’s revenues from mid-March 2020 through the first half of 2021.  Late in the second quarter of 2021, the Company began to see the positive impacts of successful vaccination rollouts throughout the United States, with social distancing restrictions easing and live events resuming.  As a result, the Company was able to hold 31 in-person events during the first quarter of 2022.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. Trade show revenues represented approximately 89.0% and 43.4% of total revenues for the three months ended March 31, 2022 and 2021, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $139.3 million as of March 31, 2022 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2022 were $0.2 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $139.5 million as of March 31, 2022. Current and long-term deferred revenues as of December 31, 2021 were $118.1 million and $0.2 million, respectively. Total deferred revenues, including the current and noncurrent portions, were $118.3 million as of December 31, 2021. During the three months ended March 31, 2022 and 2021, the Company recognized revenues of $84.7 million and $5.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of March 31, 2022, cancelled event liabilities of $6.3 million represents $1.1 million of deferred revenues for cancelled trade shows and $5.2 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events, subscription software and services and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design, Creative, and Technology	All Other	Total
Three Months Ended March 31, 2022	(in millions)
Trade shows	$54.2	$23.5	$0.9	$78.6
Other events	0.5	8.6	—	9.1
Subscription software and services	—	0.8	3.4	4.2
Other marketing services	2.0	4.6	—	6.6
Total revenues	$56.7	$37.5	$4.3	$98.5

Three Months Ended March 31, 2021
Trade shows	$3.6	$—	$—	$3.6
Other events	0.9	1.0	—	1.9
Subscription software and services	—	—	2.3	2.3
Other marketing services	1.2	3.9	—	5.1
Total revenues	$5.7	$4.9	$2.3	$12.9

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of March 31, 2022, the Company does not have material contract assets.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the condensed consolidated statements of loss and comprehensive loss as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2022, were not material.
4.	Business Acquisition

MJBiz

See Note 4 to the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on form 10-K regarding the details of the agreement Emerald executed on December 31, 2021 to acquire certain assets and assume certain liabilities associated with MJBiz.  During the three months ended March 31, 2022, the Company finalized its analysis of the purchase accounting, including gaining a better understanding of historical MJBizCon registration revenue and its impact on the valuation model.  The final analysis of the registration revenue and the associated revision to the average EBITDA growth estimate for MJBiz resulted in an $8.9 million increase in the estimated contingent consideration liability.

The Company’s purchase price allocation and measurement period adjustment for the MJBiz acquisition is presented below:

(in millions)	Fair Value Recognized as of Acquisition Date (as previously reported)	Non-Cash Measurement Period Adjustment(1)	Fair Value Recognized as of March 31, 2022 as adjusted
Trade and other receivables	$0.6	$—	$0.6
Prepaid expenses	0.1	—	0.1
Goodwill	113.8	6.0	119.8
Intangible Assets	30.4	2.9	33.3
Deferred Revenues	(1.3)	—	(1.3)
Other current liabilities	(1.4)	—	(1.4)
Purchase price	$142.2	$8.9	$151.1

(1) During the three months ended March 31, 2022, the Company recorded a non-cash adjustment to reflect a measurement period adjustment. Upon finalizing the analysis of the average EBITDA growth estimate, including gaining a better understanding of historical MJBizCon registration revenue trends, the estimated contingent consideration liability increased by $8.9 million, from approximately $24.0 million to $32.9 million.  Such change resulted in an increase to Goodwill of $6.0 million and an increase in Intangible Assets of $2.9 million in the Commerce reportable segment.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

5.	Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Furniture, equipment and other	$7.4	$6.5
Leasehold improvements	3.2	3.1
	10.6	9.6
Less: Accumulated depreciation	(6.2)	(5.9)
Property and equipment, net	$4.4	$3.7

Depreciation expense related to property and equipment for the three months ended March 31, 2022 and 2021 was $0.3 million.

6.	Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at March 31, 2022	$52.6	$357.0	$84.4	$6.4	$1.5	$18.5	$3.2	$523.6
Accumulated amortization	—	(271.4)	(13.4)	(1.1)	(0.3)	(11.2)	—	(297.4)
Net carrying amount at March 31, 2022	$52.6	$85.6	$71.0	$5.3	$1.2	$7.3	$3.2	$226.2

Gross carrying amount at December 31, 2021	$54.2	$354.3	$84.2	$6.2	$1.5	$13.8	$5.9	$520.1
Accumulated amortization	—	$(259.4)	$(12.2)	(0.9)	(0.2)	$(10.7)	—	(283.4)
Net carrying amount at December 31, 2021	$54.2	$94.9	$72.0	$5.3	$1.3	$3.1	$5.9	$236.7

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amortization expense for the three months ended March 31, 2022 and March 31, 2021 was $14.0 million and $11.5 million, respectively.

Estimated future amortization expense as of March 31, 2022:

(in millions)	March 31, 2022
2022	40.7
2023	36.7
2024	18.5
2025	13.8
2026	9.9
Thereafter	50.8
$170.4

Impairment of Indefinite-Lived Intangible Assets

During the three months ended March 31, 2022, the Company identified an interim impairment trigger for one of its indefinite-lived intangible assets.  After performing an interim impairment assessment, the Company recognized an impairment charge of $1.6 million related to its indefinite-lived intangible assets during the three months ended March 31, 2022. The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of income (loss) and comprehensive income (loss). Indefinite-lived intangible impairment charges in the Design, Creative and Technology reportable segment were $1.6 million during the three months ended March 31, 2022.

During the three months ended March 31, 2021, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired.  As such, no quantitative assessment for impairment was required during the first quarter of 2021.

Impairment of Long-Lived Assets Other than Goodwill

During the three months ended March 31, 2022, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable.  As such, no quantitative assessment for impairment was required during the first quarter of 2022 or 2021.

As a result of the ongoing uncertainty surrounding the impact of COVID-19 on Emerald’s operations, there can be no assurance that management will be able to conclude in future periods that it is more likely than not that the Company’s indefinite-lived intangible assets and long-lived assets other than goodwill are not impaired.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce (Legacy)	Commerce	Design & Technology	Design, Creative & Technology	All Other	Total
Balance at December 31, 2021	$337.5	$—	$133.7	$—	$43.0	$514.2
Transfers	(337.5)	342.2	(133.7)	142.9	(13.9)	—
Impairments	—	—	—	(5.8)	(0.5)	(6.3)
Measurement period adjustment	—	6.0	—	—	—	6.0
Balance at March 31, 2022	$—	$348.2	$—	$137.1	$28.6	$513.9

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Impairment of Goodwill

During the three months ended March 31, 2022, the Company changed its operating segments which resulted in a change in reporting units.  Under accounting standards, the Company is required to perform an impairment assessment of its prior reporting units immediately prior to the change in reporting units and immediately after the change on its new reporting units.  To the extent that a prior reporting unit was separated into more than one reporting unit, the allocation of goodwill between the components of the old reporting unit was determined based on their relative fair value.   The Company recently completed its annual impairment assessment on October 31, 2021 for its old reporting units.  As of this impairment assessment, reporting units where fair value exceeded carrying value by less than 5% included $214.6 million of goodwill.  Due to the change in reporting units and a number of prior reporting units where fair value of the reporting unit did not significantly exceed its carrying value, the Company performed a quantitative assessment of the fair value of its prior reporting units as of January 31, 2022 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of one reporting units exceeded their respective fair values, resulting in a goodwill impairment of $6.3 million.

The values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense long-term growth assumptions ranging from zero to of 3.0%, at a weighted average cost of capital (discount rate) ranging from 12.8% to 15.5%.  We also performed a fair value assessment of our new reporting units utilizing the similar inputs and there were $0.5 million of impairment for one of the Company’s new reporting units.  As of the date of our impairment assessment, reporting units where the fair value of the reporting unit is equal to its carrying value contained $3.1 million of goodwill.

The Company recorded total goodwill impairment of $5.8 million and $0.5 million for the three months ended March 31, 2022 related to the Design, Creative and Technology segment and All Other Category, respectively.

Goodwill is tested for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired.  During the three months ended March 31, 2021, management determined there was no triggering event.  As such, no quantitative assessment for impairment was required during the first quarter of 2021.

7.	Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2022	December 31, 2021
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% as of March 31, 2022 and December 31, 2021 (equal to 2.71% and 2.59% at March 31, 2022 and December 31, 2021, respectively) due 2024, net(a)	$515.5	$516.6
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$509.8	$510.9

(a)

The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of March 31, 2022 was recorded net of unamortized discount of $1.2 million and net of unamortized deferred financing fees of $1.6 million.  The Amended and Restated Term Loan Facility as of December 31, 2021 was recorded net of unamortized discount of $1.4 million and net of unamortized deferred financing fees of $1.7 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $515.6 million as of March 31, 2022.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Revolving Credit Facility

Emerald X had no borrowings outstanding under its Revolving Credit Facility as of March 31, 2022 and December 31, 2021, respectively. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of March 31, 2022 and December 31, 2021. Until August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%.  As a result of the Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through March 31, 2022, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of loss and comprehensive loss consists of the following:

	Three months ended March 31,
(in millions)	2022	2021
Senior secured term loan	$3.5	$3.4
Non-cash interest for amortization of debt discount and debt issuance costs	0.3	0.4
Revolving credit facility interest and commitment fees	0.1	0.2
Total interest expense	$3.9	$4.0

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities).  This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of March 31, 2022, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.	Fair Value Measurements and Financial Risk

As of March 31, 2022, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash	$44.7	$44.7	$—	$—
Money market mutual funds(a)	209.7	209.7	—	—
Total assets at fair value	$254.4	$254.4	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(b)	42.9	—	—	42.9
Total liabilities at fair value	$43.3	$—	$—	$43.3

(a)

The fair values of the Company’s money market mutual funds are based on the closing price of these assets as of the reporting date. The Company’s money market mutual funds are quoted in an active market and classified as Level 1 assets.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(b)

The market-based share awards liability of $0.4 million as of March 31, 2022 is included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $36.3 million as of March 31, 2022 is included within Contingent consideration in the condensed consolidated balance sheets and Contingent consideration of $6.6 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

As of December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and cash equivalents	$21.5	$21.5	$—	$—
Money market mutual funds(a)	209.7	209.7	—	—
Total assets at fair value	$231.2	$231.2	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(b)	36.2	—	—	36.2
Total liabilities at fair value	$36.6	$—	$—	$36.6

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

The market-based share awards liability of $0.4 million as of March 31, 2022 and December 31, 2021, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

As of March 31, 2022 and December 31, 2021, the Company had $42.9 million and $36.2 million, respectively, in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of G3 Communications, EDspaces, PlumRiver, Sue Bryce Education and MJBiz. The contingent consideration liability of $42.9 million as of March 31, 2022 consists of liabilities of $42.7 million and $0.2 million that are expected to be settled in 2023 and 2024, respectively. Refer to Note 4, Business Acquisitions, for further information related to measurement period adjustment for the MJBiz contingent consideration.

The Company paid $6.5 million in contingent consideration during the three months ended March 31, 2022 in relation to the Company’s acquisition of G3 Communications. The liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first quarter of 2022, the Company recorded a $4.3 million increase in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

9.	Redeemable Convertible Preferred Stock and Stockholders’ Deficit

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.  During the three months ended March 31, 2022, the redeemable convertible preferred stock accumulated $7.8 million worth of dividends, bringing the aggregate accreted liquidation preference to $451.9 million as of March 31, 2022.  During the three months ended March 31, 2021, the redeemable convertible preferred stock accumulated $7.2 million worth of dividends.  Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of the initial issuance date, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the initial issuance date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the initial issuance date, the accreted liquidation preference.  In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable.  For the three months ending March 31, 2022 and 2021, the Company recorded $9.2 million and $8.5 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Dividends

There were no dividends paid or declared during the first quarters of 2022 and 2021.

Share Repurchases

October 2020 Share Repurchase Program (“October 2020 Share Repurchase Program”)

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program.  Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2022, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. The Company repurchased 255,584 shares for $0.9 million during the three months ended March 31, 2022. The Company repurchased 202,208 shares for $1.2 million during the three months ended March 31, 2021. There was $17.4 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of March 31, 2022.
10.	Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss. The related deferred tax benefit for stock-based compensation recognized was $0.4 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Company’s Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP.  Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three months ended March 31, 2022 and 2021.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.3 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.

Stock option activity for the three months ended March 31, 2022, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2021	14,403	$8.10	8.1	$—
Granted	390	5.62
Forfeited	(171)	8.58
Outstanding at March 31, 2022	14,622	$8.03	7.8	$—
Exercisable at March 31, 2022	4,971	$10.91	5.9	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on March 31, 2022 for those options for which the market price was in excess of the exercise price.

There was a total of $10.2 million unrecognized stock-based compensation expense at March 31, 2022 related to unvested stock options expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2022 and 2021 was $0.8 million and $1.3 million, respectively. There was a total of $4.1 million of unrecognized stock-based compensation expense at March 31, 2022 related to unvested RSUs expected to be recognized over a weighted-average period of 2.4 years.

RSU activity for the three months ended March 31, 2022 was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2021	1,358	$8.13
Granted	126	3.58
Forfeited	(39)	11.00
Vested	(472)	8.11
Unvested balance, March 31, 2022	973	$7.45

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of March 31, 2022, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

As of each of March 31, 2022 and December 31, 2021, the liability for these awards was $0.4 million, and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model.  The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero and $0.1 million during the three months ended March 31, 2022 and 2021, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at March 31, 2022 were as follows:

March 31, 2022
Expected volatility	57.50%
Dividend yield	0.00%
Risk-free interest rate	2.40%
Weighted-average expected term (in years)	3.8

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.	Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three months ended March 31, 2022 and 2021, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,442,407 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding which were convertible into 128,383,237 shares of common stock at March 31, 2022. These preferred stock shares were anti-dilutive for the three months ended March 31, 2022 and are therefore excluded from the diluted loss per common share calculation.

The Company also included deductions of $8.6 million and zero as adjustments to net income (loss) attributable to common shareholders on the statement of operations and in determining earnings (loss) per share for the March 31, 2022 and March 31, 2021 periods respectively, for the share of undistributed earnings that would be attributable to Series A redeemable convertible preferred stock during the period, in addition to the earnings attributable to the Series A redeemable convertible preferred stock due to the accrued dividends and remeasurements to redemption value.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2022	2021
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc.	$22.6	$(15.3)
Accretion to redemption value of redeemable convertible preferred stock	(9.2)	(8.5)
Participation rights on if-converted basis	(8.6)	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$4.8	$(23.8)
Weighted average common shares outstanding	70,171	72,245
Basic income (loss) per share	$0.07	$(0.33)
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$4.8	$(23.8)
Dilutive effect of stock options	109	—
Diluted weighted average common shares outstanding	70,280	72,245
Diluted income (loss) per share	$0.07	$(0.33)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	15,418	14,848

12.	Income Taxes

The Company determines its interim income tax benefit by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the income (loss) before income taxes for the period. In determining the full year effective tax rate estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the expected relationship between income tax expense (benefit) and pre-tax income (loss). Significant judgment is exercised in determining the income tax provision due to transactions, credits and estimates where the ultimate tax determination is uncertain.

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company recorded a benefit from income taxes of $2.2 million and $8.3 million, respectively, which resulted in an effective tax rate of negative 10.8% and 35.2%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances, nondeductible officer compensation and goodwill impairment.

Liabilities for unrecognized tax benefits and associated interest and penalties were zero  as of March 31, 2022 and December 31, 2021, respectively.

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

Emerald Holding, Inc.

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

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2022	December 31, 2021
Accrued event costs	$18.5	$9.5
Accrued personnel costs	14.1	16.0
Trade payables	12.0	12.0
Other current liabilities	9.4	9.2
Total accounts payable and other current liabilities	$54.0	$46.7

15.	Segment Information

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

The CODM evaluates performance based on the results of seven executive brand portfolios, which represent the Company’s seven operating segments. The brands managed by the Company’s segment managers do not necessarily align with specific industry sectors. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, five operating segments are aggregated into two reportable segments, the Commerce and the Design, Creative, and Technology reportable segments.  In addition, two operating segments did not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in ASC Topic 280, Segment Reporting. Therefore, results for these operating segments are included in the rows labeled "All Other" in the tables below for all periods presented.  Six of the executive portfolios generate revenues through the production of trade show events, including booth space sales, registration fees and sponsorship fees. In addition, these six segments generate revenues from marketing activities, including digital and print media.  The seventh operating segment generates revenues from Emerald’s software-as-a-service platform.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
(in millions)	2022	2021(1)
Revenues
Commerce	$56.7	$5.7
Design, Creative, and Technology	37.5	4.9
All Other	4.3	2.3
Total revenues	$98.5	$12.9

Other Income
Commerce	$1.1	$6.7
Design, Creative, and Technology	27.0	6.9
All Other	0.7	0.5
Total other income	$28.8	$14.1

Adjusted EBITDA
Commerce	$31.8	$5.3
Design, Creative, and Technology	37.7	2.1
All Other	(2.3)	0.8
Subtotal Adjusted EBITDA	$67.2	$8.2

General corporate and other expenses	$(12.8)	$(10.9)
Interest expense	(3.9)	(4.0)
Goodwill impairment charge	(6.3)	—
Intangible asset impairment charge	(1.6)	—
Depreciation and amortization	(14.3)	(11.8)
Stock-based compensation	(2.1)	(3.0)
Deferred revenue adjustment	(0.2)	(0.9)
Other items	(5.6)	(1.2)
Income (loss) before income taxes	$20.4	$(23.6)
(1) Prior year segment disclosures reflect the new reportable segment structure

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment.  Intersegment revenues were immaterial for the three months ended March 31, 2022 and 2021.  For the three months ended March 31, 2022 and 2021, substantially all revenues were derived from transactions in the United States.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

16.	Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 86.2% of the Company’s common stock on an as-converted basis as of March 31, 2022. Affiliates of Onex Corporation held a 49% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events and a 97% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. The Company made payments of $0.3 million and $0.1 million to ASM and ASM managed facilities during the three months ended March 31, 2022 and 2021, respectively. The Company had zero and $0.1 million due to ASM as of March 31, 2022 and December, 31 2021, respectively. The Company made payments of $0.3 million and zero to Convex during the three months ended March 31, 2022 and 2021, respectively. The Company had $0.1 million and zero due to Convex as of March 31, 2022 and December, 31 2021, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific event sector.  We also offer business-to-business (“B2B”) commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic Suite platform creating a digital year-round transactional platform for use by Emerald’s customers regardless of their location. In addition to their respective revenues, these products complement our live events by delivering year-round channels for customer acquisition and development.

Reportable Segments

As described in Note 15, Segment Information, to our condensed consolidated financial statements included herein, our business is organized into two reportable segments, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of seven executive brand portfolios, which represent our seven operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, five of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design, Creative and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 15.

The following discussion provides additional detailed disclosure for the two reportable segments, the All Other category and the Corporate-Level Activity category:

Commerce: This segment includes events and services covering merchandising, licensing, retail sourcing and marketing to enable professionals to make informed decisions and meet consumer demands.

Design, Creative and Technology: This segment includes events and services that support a wide variety of industries connecting businesses and professionals with products, operational strategies, and integration opportunities to drive new business and streamline processes and creative solutions.

All Other: This category consists of Emerald’s remaining operating segments, which provide diverse events, services and eCommerce software solutions but are not aggregated with the reportable segments. Each of the operating segments in the All Other category do not meet the criteria to be a separate reportable segment.

Corporate-Level Activity: This category consists of Emerald’s finance, legal, information technology and administrative functions.

Organic Growth Drivers

We are primarily focused on generating organic growth by understanding and leveraging the drivers for increased exhibitor and attendee participation at trade shows and providing year-round services that provide incremental value to those customers. Creating new opportunities for exhibitors to influence their market, engage and transact with significant buyers, generate incremental sales and expand their brand’s awareness in their industry builds further demand for exhibit space and strengthens the value proposition of a trade show, generally allowing us to modestly increase booth space pricing annually across our portfolio. At the same time, our trade shows provide attendees with the opportunity to enhance their industry connectivity, develop relationships with targeted suppliers and distributors, discover new products, learn about new industry developments, celebrate their industry’s achievements and, in certain cases, obtain continuing professional education credits, which we believe increases their propensity to return and, consequently, drives high recurring participation among our exhibitors. By investing in and promoting these tangible and return-on-investment linked outcomes, we believe we will be able to continue to enhance the value proposition for our exhibitors and attendees alike, thereby driving strong demand and premium pricing for exhibit space, sponsorship opportunities, attendee registration and eCommerce software subscriptions.

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 22 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management (“GLM”), ranging from approximately $5.0 million to approximately $151.1 million, and annual revenues ranging from approximately $1.3 million to approximately $25.6 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•

Severe Impact of COVID-19 — The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United Stated and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the first half of 2021.  Late in the second quarter of 2021, management began to see the positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States.  In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies.  We entered 2022 planning to stage a full slate of events and successfully traded 31 in-person events during the first quarter of 2022, serving more than 141,000 attendees and 5,700 exhibiting companies. While we have been able to resume our full schedule of events in the first quarter of 2022, the ongoing effects of COVID-19 on our operations have had, and will continue to have, a significant negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the COVID-19 pandemic.

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

•

Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and third quarters of each calendar year, and their lowest level during the fourth quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. However, as a result of outside circumstances such as the COVID-19 pandemic, future results may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA and Organic revenue accounts for these quarterly movements and the timing of shows, where applicable and material.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see Footnote 4 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021”.

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

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over periods of two to 30 years from the date of each acquisition or date of change in estimated useful life under GAAP, or fifteen years for tax purposes. This amortization expense reduces our taxable income.

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. Adjusted EBITDA is defined as net income (loss) before interest expense, income tax expense, goodwill and intangible asset impairment charges, depreciation and amortization, stock-based compensation, deferred revenue adjustment, and other items that management believes are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income (loss), see Footnote 2 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 3 to the table under the heading “—Results of Operations— Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021.”

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$98.5	$12.9	$85.6	663.6%
Other income	28.8	14.1	14.7	104.3%
Cost of revenues	34.2	4.0	30.2	755.0%
Selling, general and administrative expense(1)	46.6	30.8	15.8	51.3%
Depreciation and amortization expense	14.3	11.8	2.5	21.2%
Goodwill impairment charge	6.3	—	6.3	NM
Intangible asset impairment charge	1.6	—	1.6	NM
Operating income (loss)	24.3	(19.6)	43.9	NM
Interest expense, net	3.9	4.0	(0.1)	(2.5%)
Income (loss) before income taxes	20.4	(23.6)	44.0	NM
Benefit from income taxes	(2.2)	(8.3)	6.1	(73.5%)
Net income (loss) and comprehensive income (loss)	$22.6	$(15.3)	$37.9	NM

Other financial data (unaudited):
Adjusted EBITDA(2)	$54.4	$(2.5)	$56.9	NM
Free Cash Flow (3)	$29.8	$0.6	$29.2	NM
Organic Revenue(4)	$21.5	$13.8	$7.7	55.8%

(1)

Selling, general and administrative expense for the three months ended March 31, 2022 and 2021 included $5.7 million and $1.2 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expense for the three months ended March 31, 2022 and 2021 were stock-based compensation expenses of $2.1 million and $3.0 million, respectively.

(2)

In addition to net income (loss) presented in accordance with GAAP, we use Adjusted EBITDA to measure our financial performance. Adjusted EBITDA is a supplemental non-GAAP financial measure of operating performance and is not based on any standardized methodology prescribed by GAAP. Adjusted EBITDA should not be considered in isolation or as alternatives to net income (loss), cash flows from operating activities or other measures determined in accordance with GAAP. Also, Adjusted EBITDA is not necessarily comparable to similarly titled measures presented by other companies.

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

	Three Months Ended March 31,
	2022	2021
	(unaudited)
	(dollars in millions)
Net income (loss)	$22.6	$(15.3)
Add (deduct):
Interest expense	3.9	4.0
Benefit from income taxes	(2.2)	(8.3)
Goodwill impairment charge(a)	6.3	—
Intangible asset impairment charge(b)	1.6	—
Depreciation and amortization expense	14.3	11.8
Stock-based compensation expense(c)	2.1	3.0
Deferred revenue adjustment(d)	0.2	0.9
Other items(e)	5.6	1.2
Scheduling adjustments	—	0.2
Adjusted EBITDA	54.4	(2.5)

(a)

For the three months ended March 31, 2022 and 2021, goodwill impairment charge represents non-cash charges of $6.3 million and zero, respectively, for goodwill in connection with the Company’s interim testing of goodwill for impairment.

(b)

Intangible asset impairment charges for the three months ended March 31, 2022 and 2021 represent non-cash impairment charges of $1.6 million and zero, respectively, for certain definite-lived intangible assets in connection with the Company’s interim testing of intangibles for impairment.

(c)

Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).

(d)

Represents deferred revenue acquired in the PlumRiver Technologies (“PlumRiver”) acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the quarter periods presented, the fair value adjustments of $0.2 million and $0.9 million for PlumRiver for the three months ended March 31, 2022 and 2021, respectively, would not have been required and the revenues for the three months ended March 31, 2022 and 2021, would have been higher by $0.2 million and $0.9 million, respectively.

(e)

Other items for the three months ended March 31, 2022 included: (i) $4.3 million in expense related to the remeasurement of contingent consideration, (ii) $0.4 million in non-recurring legal, audit and consulting fees, (iii) $0.8 million in transition costs in connection with previous acquisitions and (iv) $0.1 million in transition expenses. Other items for the three months ended March 31, 2021 included: (i) $0.2 million in transaction costs in connection with the PlumRiver LLC and EDspaces acquisition transactions; (ii) $0.6 million in non-recurring legal, audit and consulting fees and (iii) $0.4 million in expense related to the remeasurement of contingent consideration.

(3)

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

	Three Months Ended March 31,
	2022	2021
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$33.0	$1.6
Less:
Capital expenditures	3.2	1.0
Free Cash Flow	$29.8	$0.6
(4)

In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and Emerald’s Board evaluate changes in Organic revenues to understand underlying revenue trends of its events. Our presentation of Organic Revenue adjusts revenue for (i) acquisition revenue, (ii) discontinued events, (iii) COVID-19 cancellations, (iv) COVID-19 postponements and (v) scheduling adjustments.

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

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$98.5	$12.9	$85.6	663.6%
Add (deduct):
Acquisition revenues	(2.0)	—	(2.0)
COVID-19 prior year cancellations(a)	(62.7)	—	(62.7)
COVID-19 postponements(b)	(12.3)	—	(12.3)
Scheduling adjustments	—	0.9	(0.9)
Organic revenues	$21.5	$13.8	$7.7	55.8%

(a)	Represents the increase in 2022 revenues as a result of events that staged in the current year and were cancelled due to COVID-19 in the prior year.
(b)	Represents the increase in revenues from events that staged in the first quarter of 2022 but were postponed to the second half of 2021 due to COVID-19.

Revenues

Revenues of $98.5 million for the three months ended March 31, 2022 increased $85.6 million, from $12.9 million for the comparable period in 2021, primarily due to a more normal schedule of live events trading during the quarter. See “Commerce Segment – Revenues,” “Design, Creative and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income

Other income of $28.8 million during the three months ended March 31, 2022 increased $14.7 million, from $14.1 million in the comparable period in 2021.  Other income was related to event cancellation insurance claims proceeds, all of which were received during the three months ended March 31, 2022.  See “Commerce Segment – Other Income,” “Design, Creative and Technology Segment – Other Income,” and “All Other Category – Other Income” below for a discussion of other income by segment.

Cost of Revenues

Cost of revenues of $34.2 million for the three months ended March 31, 2022 increased $30.2 million, from $4.0 million for the comparable period in 2021. See “Commerce Segment – Cost of Revenues,” “Design, Creative and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $46.6 million for the three months ended March 31, 2022 increased $15.8 million, or 51.3%, from $30.8 million for the comparable period in 2021. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design, Creative and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate - Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $14.3 million for the three months ended March 31, 2022, increased $2.5 million, or 21.2% from $11.8 million for the comparable period in 2021.  See “Commerce Segment – Depreciation and Amortization Expense,” “Design, Creative and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairment

In the first quarter of 2022, in connection with the change in operating segments that resulted in a change in reporting units we performed an interim goodwill impairment assessment.  As a result of this assessment, the Company recorded a $6.3 million non-cash goodwill impairment charge. The impairment consisted of the write-down of goodwill, equal to the excess carrying value of goodwill above fair value, of all of the reporting units included in our Design, Creative and Technology reportable segment and the All Other category.  See “Design, Creative and Technology Segment – Goodwill Impairment” and “All Other Category—Goodwill Impairments” below for further discussion of goodwill impairment. No goodwill impairment charges were recorded during the first quarter of 2021.

Intangible Asset Impairment

Due to the change in operating segments described above, management performed impairment assessments of our indefinite-lived intangible assets during the first quarter of 2022.  These assessments resulted in the recognition of a non-cash impairment charge of $1.6 million, which included non-cash impairment charges for certain of our indefinite-lived trade name intangible assets. See “Design, Creative and Technology Segment – Intangible Asset Impairments” below for further discussion of total intangible asset impairments. No intangible asset impairment charges were recorded during the first quarter of 2021.

Segment Results for the Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2022

Commerce

The following represents the change in revenue, expenses and operating (loss) profit in the Commerce reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$56.7	$5.7	$51.0	894.7%
Other income	1.1	6.7	(5.6)	(83.6%)
Cost of revenues	15.7	1.8	13.9	772.2%
Selling, general and administrative expense	10.3	5.4	4.9	90.7%
Depreciation and amortization expense	8.0	6.0	2.0	33.3%
Operating income (loss)	$23.8	$(0.8)	$24.6	NM

Revenues

During the three months ended March 31, 2022, revenues for the Commerce reportable segment increased $51.0 million, or 894.7%, to $56.7 million from $5.7 million for the comparable period in the prior year. The primary driver of the increase was $44.8 million of revenue generated by events that staged in the first quarter of 2022 but were either cancelled in the prior year or postponed to the second half of 2021 due to COVID-19. Organic revenues increased by $5.5 million, or 139.2%, to $9.5 million from $4.0 million for the comparable period in the prior year.  This growth was driven by a $4.9 million increase in trade show revenue from events that staged in both periods and a new event that launched in the first quarter of 2022.  The remaining increase in revenues was attributable to the acquisition of MJBiz in December 2021.

Other Income

Other income of $1.1 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds for the three months ended March 31, 2022. All of the $1.1 million of other income for the Commerce segment was received during the three months ended March 31, 2022. Other income of $6.7 million was recorded for the Commerce reportable segment related to event cancellation insurance proceeds during the quarter ended March 31, 2021.

Cost of Revenues

During the three months ended March 31, 2022, cost of revenues for the Commerce reportable segment increased $13.9 million, or 772.2%, to $15.7 million from $1.8 million for the comparable period in the prior year. The primary driver of the increase was $12.2 million of costs for events that staged in the first quarter of 2022 but were either cancelled in the prior year period or postponed to the second half of 2021 due to COVID-19.  The remaining increase was primarily driven by costs related to the new event that launched in the first quarter of 2022.

Selling, General and Administrative Expense

During the three months ended March 31, 2022, selling, general and administrative expense for the Commerce reportable segment increased $4.9 million, or 90.7%, to $10.3 million, from $5.4 million for the comparable period in 2021. The primary driver of the increase was higher selling and promotional expenses attributable to the return to a more regular event schedule and expenses related to the acquisition of MJBiz in December 2021.

Depreciation and Amortization Expense

During the three months ended March 31, 2022, depreciation and amortization expense for the Commerce reportable segment increased $2.0 million, or 33.3%, to $8.0 million from $6.0 million for the comparable period in 2021. The increase was driven by incremental amortization attributable to the December 2021 acquisition of MJBiz.

Design, Creative and Technology

The following represents the change in revenue, expenses and operating (loss) profit in the Design, Creative and Technology reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$37.5	$4.9	$32.6	665.3%
Other income	27.0	6.9	20.1	291.3%
Cost of revenues	16.5	2.0	14.5	725.0%
Selling, general and administrative expense	10.3	7.5	2.8	37.3%
Depreciation and amortization expense	4.5	4.6	(0.1)	(2.2%)
Goodwill impairment charge	5.8	—	5.8	NM
Intangible asset impairment charge	1.6	—	1.6	NM
Operating income (loss)	$25.8	$(2.3)	$28.1	NM

Revenues

During the three months ended March 31, 2022 revenues for the Design, Creative and Technology reportable segment increased $32.6 million, or 665.3%, to $37.5 million, from $4.9 million for the comparable period in 2021. The primary driver of the increase was $30.0 million of revenue generated by events that staged in the first quarter of 2022 but were either cancelled in the prior year period or postponed to the second half of 2021 due to COVID-19. Organic revenues increased by $1.5 million, or 34.7%, to $5.6 million from $4.2 million for the comparable period in the prior year.  The organic revenue increase was primarily attributable to higher print and digital advertising revenues.  Revenues during the quarter were also impacted by two small events that staged later in the prior year.

Other Income

Other income of $27.0 million was recorded for the Design, Creative and Technology reportable segment related to event cancellation insurance claims proceeds for the three months ended March 31, 2022.  All of the $27.0 million of other income for the Design, Creative and Technology reportable segment was received during the three months ended March 31, 2022. Other income of $6.9 million was recorded for the Design, Creative and Technology reportable segment related to event cancellation insurance proceeds during the quarter ended March 31, 2021.

Cost of Revenues

During the three months ended March 31, 2022, cost of revenues for the Design, Creative and Technology reportable segment increased $14.5 million, or 725.0%, to $16.5 million from $2.0 million for the comparable period in 2021. This was due to events that staged in the first quarter of 2022 but were either cancelled in the prior year or postponed to the second half of 2021 due to COVID-19.

Selling, General and Administrative Expense

During the three months ended March 31, 2022, selling, general and administrative expense for the Design, Creative and Technology reportable segment increased $2.8 million, or 37.3%, to $10.3 million from $7.5 million for the comparable period in 2021. The primary driver of the increase was higher selling, promotional and travel expenses attributable to the return to a more regular event schedule.

Depreciation and Amortization Expense

During the three months ended March 31, 2022, depreciation and amortization expense for the Design, Creative and Technology reportable segment decreased $0.1 million, or 2.2%, to $4.5 million from $4.6 million for the comparable period in 2021.

Goodwill Impairment Charge

Due to the change in operating segments and reporting units described in Note 6 above, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022.  As a result of this assessment, a $5.8 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design, Creative and Technology reportable segment.  No goodwill impairment charges were recorded in the Design, Creative and Technology reportable segment during the three months ended March 31, 2021.

Intangible Asset Impairment Charge

In connection with the change in operating segments described above, management performed impairment assessments of indefinite-lived intangible assets during the first quarter of 2022, and as a result, recognized a non-cash impairment charge related to certain indefinite-lived intangible assets under the Design, Creative and Technology segment of $1.6 million. No intangible asset impairment charges were recorded in the Design, Creative and Technology reportable segment during the three months ended March 31, 2021.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$4.3	$2.3	$2.0	87.0%
Other income	0.7	0.5	0.2	40.0%
Cost of revenues	2.0	0.2	1.8	900.0%
Selling, general and administrative expense	5.5	2.7	2.8	103.7%
Depreciation and amortization expense	0.8	0.7	0.1	14.3%
Goodwill impairment charge	0.5	—	0.5	NM
Operating loss	(3.8)	(0.8)	(3.0)	NM

Revenues

During the three months ended March 31, 2022 revenues for the All Other category increased $2.0 million, or 87.0%, to $4.3 million from $2.3 million for the comparable period in 2021. The primary drivers of the increase were $1.2 million of additional software subscription revenues as well as $0.9 million in revenue generated by events that staged in the first quarter of 2022 but were cancelled due to COVID-19 in the first quarter of 2021.

Other Income

Other income of $0.7 million was recorded for the All Other category related to event cancellation insurance claims proceeds, which were paid by the insurance provider during the quarter ended March 31, 2022. Other income of $0.5 million was recorded for the All Other category related to event cancellation insurance proceeds during the quarter ended March 31, 2021.

Cost of Revenues

During the three months ended March 31, 2022, cost of revenues for the All Other category increased $1.8 million, or 900.0%, to $2.0 million from $0.2 million for the comparable period in 2021. The primary drivers of the increase were $1.0 million for events that staged in the first quarter of 2022 but were cancelled due to COVID-19 in the first quarter of 2021 and $0.7 million related to the Company’s software subscription business.

Selling, General and Administrative Expense

During the three months ended March 31, 2022, selling, general and administrative expense for the All Other category increased $2.8 million, or 103.7%, to $5.5 million from $2.7 million for the comparable period in 2021.  The increase was primarily related to growth in the Company’s software subscription business as well as the continued ramp of the Xcelerator division.

Depreciation and Amortization Expense

During the three months ended March 31, 2022 depreciation and amortization expense for the All Other category increased $0.1 million, or 14.3%, to $0.8 million from $0.7 million for the comparable period in 2021.

Goodwill Impairment Charge

Due to the change in operating segments and reporting units described in Note 6 above, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022.  As a result of this assessment, a $0.5 million non-cash goodwill impairment charge was recorded in connection with trade show brands in reporting units under the All Other category.  No goodwill impairment charges were recorded in the All Other category during the three months ended March 31, 2021.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	20.5	15.2	5.3	34.9%
Depreciation and amortization expense	1.0	0.5	0.5	100.0%
Total operating expenses	$21.5	$15.7	$5.8	36.9%

Selling, General and Administrative Expense

During the three months ended March 31, 2022 selling, general and administrative expense for the Corporate category increased $5.3 million, or 34.9%, to $20.5 million from $15.2 million for the comparable period in 2021. The increase was primarily attributable to contingent consideration adjustments recorded during the three months ended March 31, 2022.

Depreciation and Amortization Expense

During the three months ended March 31, 2022 depreciation and amortization expense for the Corporate category increased $0.5 million, or 100%, to $1.0 million from $0.5 million for the comparable period in 2021.

Interest Expense

Interest expense of $3.9 million for the three months ended March 31, 2022 decreased $0.1 million, or 2.5%, from $4.0 million for the comparable period in 2021.

Benefit from Income Taxes

For the three months ended March 31, 2022, the Company recorded a benefit from income taxes of $2.2 million which resulted in an effective tax rate of negative 10.8% for the three months ended March 31, 2022. The Company recorded a benefit from income taxes of $8.3 million and an effective tax rate of 35.2% for the three months ended March 31, 2021.  The decrease in the effective tax rate for the three months ended March 31, 2022 is attributable to differences in pre-tax book income (loss) positions in comparison to full year projected results and changes in permanent book-to-tax differences (e.g., nondeductible officer compensation, goodwill impairment, and changes in valuation allowance).

Net Income (Loss)

Net income of $22.6 million for the three months ended March 31, 2022 represented a $37.9 million improvement from net loss of $15.3 million for the comparable period in 2021. The key drivers of the improvement was the increase in revenue and other income related to event cancellation insurance proceeds, partly offset by higher cost of revenues, selling, general and administrative expense, non-cash goodwill impairment charge, intangible asset impairment change and provision for income taxes during the three months ended March 31, 2022.

Adjusted EBITDA

Adjusted EBITDA of $54.4 million for the three months ended March 31, 2022 increased by $56.9 million, from negative $2.5 million for the comparable period in 2021. The increase in Adjusted EBITDA was primarily attributable to a $37.9 million increase in net income and increases in the add-backs for other items primarily due to higher adjustments to the fair value of contingent consideration, goodwill impairment charge, intangible asset impairment charge and depreciation and amortization expense during the period.  These were partly offset by lower add-backs for stock-based compensation, deferred revenue adjustment and benefit from income taxes.

Liquidity and Capital Resources

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United Stated and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the first half of 2021.  Late in the second quarter of 2021, management began to see the positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States.  In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies.  We entered 2022 planning to stage a full slate of events and successfully traded 31 in-person events during the first quarter, serving more than 141,000 attendees and 5,700 exhibiting companies.  While we have been able to resume our full schedule of events in the first quarter of 2022, the ongoing effects of COVID-19 on our operations have had, and will continue to have, a significant negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the COVID-19 pandemic.

The assumptions used to estimate our liquidity are subject to greater uncertainty because we had never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic. Management cannot estimate with certainty whether event exhibitors and attendees will attend our events in numbers similar to pre-pandemic editions now that they are fully resumed. Therefore, current estimates of revenues and the associated impact on liquidity could differ significantly in the future.

We continue to pursue full recovery for event cancellation insurance claims relating to events originally scheduled to stage in 2020 and 2021. To date, we have submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $180.7 million, respectively.  Other income recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2020 and 2021, totaled $142.2 million and $71.0 million, respectively.  During the three months ended March 31, 2022 and 2021, we recorded Other Income of $28.8 million and $14.1 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.  Of the $28.8 million in Other Income recognized in during the three months ended March 31, 2022, all $28.8 million was received during the period. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

Emerald’s renewed event cancellation insurance policies for the year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. The aggregate limit for our renewed 2022 primary event cancellation insurance policy is $100.0 million.  We also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with a coverage limit of $8.4 million and $6.5 million, for each respective event.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which provides for the ability of employers to delay payment of employer payroll taxes during 2020 after the date of enactment.  The Company deferred the payment of more than $1.9 million of employer payroll taxes otherwise due in 2020, with 50% paid back in December, 2021 and the remaining 50% due by December 31, 2022.

As of March 31, 2022, the Company had $518.2 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of March 31, 2022, the Company had cash and cash equivalents of $254.4 million.  As of March 31, 2022, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Based on these actions, assumptions regarding the impact of COVID-19, and expected insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

New Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program (the “October 2020 share repurchase program”). Share repurchases may be made from time to time through and including December 31, 2022, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. We settled the repurchase of 255,584 shares and 202,208 shares of our common stock for $0.9 million and $1.2 million during the three months ended March 31, 2022 and March 31, 2021, respectively. There was $17.4 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of March 31, 2022.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$33.0	$1.6
Net cash used in investing activities	$(3.2)	$(1.0)
Net cash used in financing activities	$(6.6)	$(2.3)

Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items that include depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, stock-based compensation, provision for credit losses and goodwill and intangible asset impairment charges, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2022 was $33.0 million, as compared to net cash provided by operating activities of $1.6 million for the three months ended March 31, 2021. Cash provided by operating activities primarily reflects the increase in our net income of $37.9 million and increases in non-cash items of $4.0 million for remeasurement of contingent consideration, $6.3 million for goodwill impairment, $2.5 million for depreciation and amortization and $1.6 million for intangible asset impairment.  These were partly offset by an increase in cash used in working capital of $19.7 million. Net income (loss) plus non-cash items provided operating cash flows of $2.3 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. Cash provided by operating activities reflects the usage of $19.3 million and generation of $0.4 million for working capital in the three months ended March 31, 2022 and 2021, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2022 increased $2.2 million to $3.2 million from $1.0 million in the comparable period in the prior year. The increase was primarily attributable to investments in information technology. No acquisitions were completed during the three months ended March 31, 2022.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, borrowing and repayments on our debt to fund business acquisitions and our operations, payments of dividends prior to the suspension of the dividend policy and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the three months ended March 31, 2022 increased $4.3 million to $6.6 million, compared to $2.3 million for the three months ended March 31, 2021. The increase was due to payments of contingent consideration for acquisition of businesses of $4.3 million during the three months ended March 31, 2022.

Free Cash Flow

Free Cash Flow for the three months ended March 31, 2022 increased $29.2 million, to $29.8 million from $0.6 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 3 to the table under the heading “—Results of Operations—Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 22, 2022, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill and indefinite-lived intangible assets are not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in fair value may have occurred. We test for impairment of goodwill and indefinite-lived intangible assets on October 31 of each year, or more frequently if events and circumstances warrant. During the three months ended March 31, 2022, we had a change in operating segments which resulted in a change in reporting units. We reassigned goodwill to the updated reporting units using a relative fair value approach. In relation to this change, we performed a quantitative assessment of the fair value of our goodwill as of January 31, 2022 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of two reporting units exceeded their respective fair values, resulting in a goodwill impairment of $6.3 million. Long-lived assets other than goodwill held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  During the three months ended March 31, 2022, in conjunction with the change in reporting units, management concluded that the carrying value of one of its reporting units exceeded its fair value.  As a result, management determined this circumstance to be a triggering event for the asset groups associated with this reporting unit, and after performing an interim impairment assessment, we recognized an impairment charge of $1.6 million related to its indefinite-lived intangible assets during the three months ended March 31, 2022. There can be no assurance that we will not be required to recognize additional impairment charges in future periods, including in connection with the impairment test on January 31, or as a result of future impairment tests that may be required based on specific events and circumstances. Such events and circumstances may include the decision to cancel or postpone future live events, a significant change in our business climate, the ongoing impacts associated with the COVID-19 pandemic, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. If the trading price of our common stock decreases significantly we may be required to recognize a non-cash charge relating to impairment of our goodwill and intangible assets, and any such charge may be material in the period in which it is recognized. A prolonged or significant decline in our stock price or market capitalization could be an indicator of goodwill and intangible asset impairment and constitute a triggering event that would require an interim assessment for potential goodwill and intangible asset impairment.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended March 31, 2022. However, in light of the pandemic, there is a high degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

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

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See Note 7, Debt, in the notes to the condensed consolidated financial statements for further description of our Amended and Restated Senior Secured Credit Facilities. As of March 31, 2022, we had $518.2 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2022.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the disclosure controls and procedures were not effective at the reasonable assurance level due to a material weakness in internal control over financial reporting related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments that existed as of March 31, 2022.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments. This material weakness resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the year ended December 31, 2020 and the condensed consolidated financial statements as of and for the quarters ended March 31, 2021 and June 30, 2021, as well as the quarterly condensed consolidated financial information for the 2020 interim periods ended June 30, September 30 and December 31, 2020 related to temporary equity, permanent equity, additional paid in capital, accretion to redemption value of redeemable convertible preferred stock, net income (loss) and comprehensive income (loss) attributable to common shareholders, loss per share and the related disclosures. Additionally, this material weakness could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our Annual Report on Form 10-K (“Original 10-K"), filed with the SEC on February 24, 2022 is accessible on the SEC’s website at www.sec.gov, and includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form Original 10-K, except as follows.

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

The following table presents our purchases of common stock during the first quarter ended March 31, 2022, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
January 1, 2022 - January 31, 2022	—	$—	$18.3
February 1, 2022 - February 28, 2022	38,752	3.59	18.2
March 1, 2022 - March 31, 2022	216,832	3.66	17.4
Total	255,584

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

EMERALD HOLDING, INC.

Date: May 9, 2022	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)