Form 10-Q/A
period 2022-03-31
Emerald Holding, Inc.
filed 2022-08-08
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Emerald Holding, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q/A for the period ended March 31, 2022 (the “Original Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 10, 2022, to amend and restate the Original Form 10-Q as further described below.

As disclosed in the Company’s Current Report on Form 8-K, as filed with the Commission on July 28, 2022, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. Subsequent to the filing of the Original Form 10-Q, the Company identified an error relating to a payment due to a third party as a result of the Company’s recognition of insurance claim proceeds associated with a cancelled event in 2021 as a result of COVID-19. The Company determined that upon recognition of the insurance proceeds, the Company did not appropriately record a liability in the amount of $5.1 million, representing the portion of the insurance proceeds that were payable to a third party. As a result of the failure to accrue this payment due to a third party, Other income, net, Operating income (loss), and Income (loss) before income taxes, as reported, were overstated by $5.1 million and Net income (loss) and comprehensive income (loss) were overstated by $6.5 million, inclusive of the impact to the Benefit from income taxes. As a result of the error described, the Company’s previously issued unaudited condensed consolidated statements of income (loss) and comprehensive income (loss) as of and for the three months ended March 31, 2022 were materially misstated.

This Amendment No.1 is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the Q1 2022 restatement and Q4 2021 adjustment as described below. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Amendment No. 1 sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

In connection with the Q1 2022 restatement and the filing of this Amendment No. 1, the Company has also adjusted its consolidated balance sheet as of and for the year ended December 31, 2021 contained in the Q1 2022 10-Q in order to correct for an error that the Company determined was not material to the Company’s Q4 and full year 2021 consolidated financial statements as further described in Note 1 “Basis of Presentation”.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements”,

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,

Part I, Item 4, “Controls and Procedures”, and

Part II, Item 1A, “Risk Factors.”

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 1, “Basis of Presentation”, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed consolidated financial statements.

The Company has concluded there was an additional material weakness in the Company’s internal control over financial reporting as of March 31, 2022 and that its disclosure controls and procedures remained ineffective as of March 31, 2022. See additional discussion included in Part II Item 1A of this amended quarterly report.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2022 (As Restated)	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$254.4	$231.2
Trade and other receivables, net of allowances of $1.3 million and $1.2 million as of March 31, 2022 and December 31, 2021, respectively	86.2	46.4
Prepaid expenses and other current assets	12.1	12.5
Total current assets	352.7	290.1
Noncurrent assets
Property and equipment, net	4.4	3.7
Intangible assets, net	226.2	236.7
Goodwill	513.9	514.2
Right-of-use lease assets	14.3	15.1
Other noncurrent assets	2.4	2.6
Total assets	$1,113.9	$1,062.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$60.7	$48.3
Cancelled event liabilities	6.3	9.8
Deferred revenues	139.3	118.1
Contingent consideration	36.3	5.1
Right-of-use lease liabilities, current portion	4.5	4.7
Term loan, current portion	5.7	5.7
Total current liabilities	252.8	191.7
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	509.8	510.9
Deferred tax liabilities, net	1.4	1.5
Right-of-use lease liabilities, noncurrent portion	12.0	13.3
Other noncurrent liabilities	7.7	32.1
Total liabilities	783.7	749.5
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2022 and December 31, 2021: 80,000; 71,442 shares issued and outstanding; aggregate liquidation preference of $451.9 million and $444.1 million at March 31, 2022 and December 31, 2021, respectively	443.1	433.9
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at March 31, 2022 and December 31, 2021: 800,000; 70,130 and 70,026 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	645.2	653.2
Accumulated deficit	(758.8)	(774.9)
Total stockholders’ deficit	(112.9)	(121.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,113.9	$1,062.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2022 (As Restated)	March 31, 2021
Revenues	$98.5	$12.9
Other income, net	23.7	14.1
Cost of revenues	34.2	4.0
Selling, general and administrative expense	46.6	30.8
Depreciation and amortization expense	14.3	11.8
Goodwill impairment charge	6.3	—
Intangible asset impairment charge	1.6	—
Operating income (loss)	19.2	(19.6)
Interest expense	3.9	4.0
Income (loss) before income taxes	15.3	(23.6)
Benefit from income taxes	(0.8)	(8.3)
Net income (loss) and comprehensive income (loss)	$16.1	$(15.3)
Accretion to redemption value of redeemable convertible preferred stock	(9.2)	(8.5)
Income attributable to preferred stockholders	(4.4)	—
Net gain (loss) and comprehensive gain (loss) attributable to Emerald Holding, Inc. common stockholders	$2.5	$(23.8)
Basic gain (loss) per share	$0.04	$(0.33)
Diluted gain (loss) per share	$0.04	$(0.33)
Basic weighted average common shares outstanding	70,171	72,245
Diluted weighted average common shares outstanding	70,280	72,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and of Stockholders’ Deficit

(unaudited)

	Three Months Ended March 31, 2022
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(774.9)	$(121.0)
Stock-based compensation	—	—	340	—	2.1	—	2.1
Issuance of common stock under equity plans	—	—	20	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	9.2	—	—	(9.2)	—	(9.2)
Repurchase of common stock	—	—	(256)	—	(0.9)	—	(0.9)
Net income and comprehensive income	—	—	—	—	—	16.1	16.1
Balances at March 31, 2022 (As Restated)	71,442	$443.1	70,130	$0.7	$645.2	$(758.8)	$(112.9)

	Three Months Ended March 31, 2021
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	209	—	2.9	—	2.9
Issuance of common stock under equity plans	—	—	18	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	(1)	—	1	—	—	—	—
Redeemable convertible preferred stock conversion	—	8.5	—	—	(8.5)	—	(8.5)
Repurchase of common stock	—	—	(149)	—	(1.2)	—	(1.2)
Net loss and comprehensive loss	—	—	—	—	—	(15.3)	(15.3)
Balances at March 31, 2021	71,444	$406.8	72,274	$0.7	$683.9	$(710.5)	$(25.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2022 (As Restated)	Three Months Ended March 31, 2021
Operating activities
Net income (loss)	$16.1	$(15.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	2.1	3.0
Provision for credit losses	0.1	0.1
Depreciation and amortization	14.3	11.8
Goodwill impairment	6.3	—
Intangible asset impairment	1.6	—
Non-cash operating lease expense	0.8	0.8
Amortization of deferred financing fees and debt discount	0.3	0.4
Remeasurement of contingent consideration	4.4	0.4
Deferred income taxes	(0.2)	—
Changes in operating assets and liabilities:
Trade and other receivables	(39.8)	(11.6)
Insurance receivables	—	15.4
Prepaid expenses and other current assets	1.1	(10.0)
Other noncurrent assets	0.2	0.7
Accounts payable and other current liabilities	9.8	(3.2)
Cancelled event liabilities	(3.5)	(12.2)
Income tax payable	(0.8)	—
Deferred revenues	21.2	24.9
Operating lease liabilities	(1.6)	(0.8)
Other noncurrent liabilities	0.6	(2.8)
Net cash provided by operating activities	33.0	1.6
Investing activities
Purchases of property and equipment	(1.0)	(0.4)
Purchases of intangible assets	(2.2)	(0.6)
Net cash used in investing activities	(3.2)	(1.0)
Financing activities
Payment of contingent consideration for acquisition of businesses	(4.3)	—
Repayment of principal on term loan	(1.4)	(1.4)
Repurchase of common stock	(0.9)	(0.9)
Net cash used in financing activities	(6.6)	(2.3)
Net increase (decrease) in cash and cash equivalents	23.2	(1.7)
Cash and cash equivalents
Beginning of period	231.2	295.3
End of period	$254.4	$293.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Basis of Presentation

The unaudited condensed consolidated financial statements include the operations of Emerald Holding, Inc. (the “Company” or “Emerald”) and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q/A and Article 10 of Regulation S-X of the SEC for Interim Reporting. All intercompany transactions, accounts and profits/losses, if any, have been eliminated in the unaudited condensed consolidated financial statements. In the opinion of management, all recurring adjustments considered necessary for a fair statement of results for the interim period have been included.

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

The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period. Results of our reportable segments for the three months ended March 31, 2021 reflect the updated segment presentation discussed below in Note 15, “Segment Information”.

Restatement and Revision of Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In conjunction with the Company’s close process for the second quarter of 2022, management identified an error relating to a payment due to a third party as a result of the Company’s recognition of insurance claim proceeds associated with a cancelled event in 2021 as a result of COVID-19. The Company determined that upon recognition of the insurance proceeds in the first quarter of 2022, the Company did not appropriately record a liability representing the portion of the insurance proceeds that were payable to a third party. As a result of the failure to accrue this payment due to a third party, Other income, net, Operating income (loss), and Income (loss) before income taxes, as reported, were overstated by $5.1 million, Net income (loss) and comprehensive income (loss) were overstated by $6.5 million, inclusive of the impact to the Benefit from income taxes. Additionally, as a result of the error and the participation feature of the 7% Series A Redeemable Convertible Participating Preferred stock, Net income and comprehensive income attributable to Emerald Holding, Inc. common stockholders was overstated by $2.3 million. There was also a corresponding overstatement of the Company’s Prepaid expenses and other current assets of $1.4 million related to the tax impact of correcting the error and an understatement of the Company’s Accounts payable and other current liabilities of $6.7 million, which includes $1.6 million related to the adjustment described further below. As a result of the error described above, management determined the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 were materially misstated.

Revision of Previously Issued Financial Statements

Additionally, management also identified an immaterial error relating to a payment due to another third party as a result of the Company’s recognition of insurance claim proceeds associated with a separate cancelled event in 2021 as a result of COVID-19. Management determined that upon recognition of the insurance proceeds during December of 2021, the Company did not appropriately record a liability in the amount of $1.6 million, representing the portion of the insurance proceeds that were payable to another third party. The failure to accrue this payment due to the other third party resulted in Cost of revenues and Accounts payable and other current liabilities being understated by $1.6 million. Management evaluated the impact of this error on the Company’s Q4 and full year 2021 consolidated financial statements and determined that the consolidated financial statements were not materially misstated. However, in order to correctly state equity in connection with the filing of this Form 10-Q/A, the December 31, 2021 stockholders’ deficit has been corrected to reflect the impact of this immaterial error. The Company will revise its consolidated financial statements as of and for the year ended December 31, 2021 when it files its Form 10-K for the period ended December 31, 2022.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three-months ended March 31, 2022. (dollars in millions, share data in thousands except earnings per share and share par value):

Condensed Consolidated Balance Sheet (unaudited)	March 31, 2022
(dollars in millions, share data in thousands, except par value)	As Originally Reported	Adjustments	As Restated
Assets
Current assets
Prepaid expenses and other current assets	13.5	(1.4)	12.1
Total current assets	354.1	(1.4)	352.7
Total assets	$1,115.3	$(1.4)	$1,113.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$54.0	$6.7	$60.7
Total current liabilities	246.1	6.7	252.8
Total liabilities	777.0	6.7	783.7
Accumulated deficit	(750.7)	(8.1)	(758.8)
Total stockholders’ deficit	(104.8)	(8.1)	(112.9)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,115.3	$(1.4)	$1,113.9

	Three months ended March 31, 2022
Condensed Consolidated Statement of Income and Comprehensive Income (unaudited)	As Originally Reported	Adjustments	As Restated
(dollars in millions, share data in thousands except earnings per share)
Other income, net	28.8	(5.1)	23.7
Operating income	24.3	(5.1)	19.2
Income before income taxes	20.4	(5.1)	15.3
Benefit from income taxes	(2.2)	1.4	(0.8)
Net income and comprehensive income	22.6	(6.5)	16.1
Income attributable to preferred stockholders	(8.6)	4.2	(4.4)
Net income and comprehensive income attributable to Emerald Holding, Inc. common stockholders	$4.8	$(2.3)	$2.5
Basic income per share	$0.07	$(0.03)	$0.04
Diluted income per share	$0.07	$(0.03)	$0.04
Basic weighted average common shares outstanding	70,171	70,171	70,171
Diluted weighted average common shares outstanding	70,280	70,280	70,280

	Three months ended March 31, 2022
Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit (unaudited)	As Originally Reported	Adjustments	As Restated
(dollars in millions)
Net income and comprehensive income attributable to:
Accumulated deficit	$(750.7)	$(8.1)	$(758.8)
Total stockholders’ deficit	(104.8)	(8.1)	(112.9)

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Condensed Consolidated Statement of Cash Flows (unaudited)	Three months ended March 31, 2022
(in millions)	As Originally Reported	Adjustments	As Restated
Operating activities
Net income	$22.6	$(6.5)	$16.1
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts payable and other current liabilities	4.7	5.1	9.8
Income tax receivable	(2.2)	1.4	(0.8)
Net cash provided by operating activities	33.0	—	33.0

There was no impact on cash flows from investing or financing activities.

The following tables reflect the impact of the revision to the specific line items presented in the Company’s previously reported consolidated financial statements as of and for the year-ended December 31, 2021 (dollars in millions, share data in thousands except earnings per share and share par value):

Consolidated Balance Sheet	December 31, 2021
(dollars in millions, share data in thousands, except par value)	As Originally Reported	Adjustments	As Revised
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$46.7	$1.6	$48.3
Total current liabilities	190.1	1.6	191.7
Total liabilities	747.9	1.6	749.5
Accumulated deficit	(773.3)	(1.6)	(774.9)
Total stockholders’ deficit	(119.4)	(1.6)	(121.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,062.4	—	$1,062.4

	Year ended December 31, 2021
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)	As Originally Reported	Adjustments	As Revised
(dollars in millions, share data in thousands except earnings per share)
Cost of revenues	55.5	1.6	57.1
Operating loss	(63.1)	(1.6)	(64.7)
Loss before income taxes	(79.4)	(1.6)	(81.0)
Net loss and comprehensive loss	(78.1)	(1.6)	(79.7)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(113.7)	$(1.6)	$(115.3)
Basic loss per share	$(1.59)	$(0.03)	$(1.62)
Diluted loss per share	$(1.59)	$(0.03)	$(1.62)
Basic weighted average common shares outstanding	71,309	71,309	71,309
Diluted weighted average common shares outstanding	71,309	71,309	71,309

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Year ended December 31, 2021
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit	As Originally Reported	Adjustments	As Revised
(in millions)
Net loss and comprehensive loss attributable to:
Accumulated deficit	$(773.3)	$(1.6)	$(774.9)
Total stockholders’ deficit	(119.4)	(1.6)	(121.0)

Consolidated Statement of Cash Flows	Year ended December 31, 2021
(in millions)	As Originally Reported	Adjustments	As Revised

Operating activities
Net loss	$(78.1)	$(1.6)	$(79.7)
Changes in operating assets and liabilities:
Accounts payable and other current liabilities	19.2	1.6	20.8
Net cash provided by operating activities	90.0	—	90.0

There was no impact on cash flows from investing or financing activities.

The accompanying applicable Notes have been updated to reflect the restatement as of and for the three months ended March 31, 2022 and the revision for the year ended December 31, 2021.

Liquidity Position and Management’s Plan

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the first half of 2021.  Late in the second quarter of 2021, management began to see the positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States.  In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies.  The Company entered 2022 planning to stage a full slate of events and successfully traded 31 in-person events during the first quarter, serving more than 141,000 attendees and 5,700 exhibiting companies.  While the Company has been able to resume its full schedule of events in the first quarter of 2022, the ongoing effects of COVID-19 on the Company’s operations have had, and will continue to have, a significant negative impact on its financial results and liquidity, and such negative impact may continue beyond the containment of the COVID-19 pandemic.

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

The Company continues to pursue full recovery for event cancellation insurance claims relating to events originally scheduled to stage in 2020 and 2021. To date, the Company has submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $180.7 million, respectively.  Other income, net recognized to date related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2020 and 2021 totaled $142.2 million and $65.9 million, respectively.  During the three months ended March 31, 2022 and 2021, the Company recorded other income, net of $23.7 million and $14.1 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.  Of the $23.7 million in other income, net recognized during the three months ended March 31, 2022, all $23.7 million was received during the period. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

Emerald Holding, Inc.

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

The market-based share awards liability of $0.4 million as of March 31, 2022 and December 31, 2021, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss and comprehensive loss. Refer to Note 10, “Stock-Based Compensation”, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

As of March 31, 2022 and December 31, 2021, the Company had $42.9 million and $36.2 million, respectively, in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of G3 Communications, EDspaces, PlumRiver, Sue Bryce Education and MJBiz. The contingent consideration liability of $42.9 million as of March 31, 2022 consists of liabilities of $42.7 million and $0.2 million that are expected to be settled in 2023 and 2024, respectively. Refer to Note 4, “Business Acquisitions”, for further information related to measurement period adjustment for the MJBiz contingent consideration.

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company also included deductions of $4.4 million and zero as adjustments to net income (loss) attributable to common shareholders on the statement of operations and in determining earnings (loss) per share for the March 31, 2022 and March 31, 2021 periods respectively, for the share of undistributed earnings that would be attributable to Series A redeemable convertible preferred stock during the period, in addition to the earnings attributable to the Series A redeemable convertible preferred stock due to the accrued dividends and remeasurements to redemption value.

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2022 (As Restated)	2021
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc.	$16.1	$(15.3)
Accretion to redemption value of redeemable convertible preferred stock	(9.2)	(8.5)
Participation rights on if-converted basis	(4.4)	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$2.5	$(23.8)
Weighted average common shares outstanding	70,171	72,245
Basic income (loss) per share	$0.04	$(0.33)
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$2.5	$(23.8)
Dilutive effect of stock options	109	—
Diluted weighted average common shares outstanding	70,280	72,245
Diluted income (loss) per share	$0.04	$(0.33)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	15,418	14,848

12.	Income Taxes

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2022. For the three months ended March 31, 2022 and 2021, the Company recorded a benefit from income taxes of $0.8 million and $8.3 million, respectively, which resulted in an effective tax rate of negative 5.2% and 35.2%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances, nondeductible officer compensation and goodwill impairment.

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

14.	Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2022 (As Restated)	December 31, 2021
Accrued event costs	$18.5	$9.5
Accrued personnel costs	14.1	16.0
Trade payables	12.0	12.0
Other current liabilities	16.1	10.8
Total accounts payable and other current liabilities	$60.7	$48.3

15.	Segment Information

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

Emerald Holding, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net income (loss):

	Three Months Ended March 31,
(in millions)	2022 (As Restated)	2021(1)
Revenues
Commerce	$56.7	$5.7
Design, Creative, and Technology	37.5	4.9
All Other	4.3	2.3
Total revenues	$98.5	$12.9

Other Income, net
Commerce	$1.1	$6.7
Design, Creative, and Technology	21.9	6.9
All Other	0.7	0.5
Total other income, net	$23.7	$14.1

Adjusted EBITDA
Commerce	$31.8	$5.3
Design, Creative, and Technology	32.6	2.1
All Other	(2.3)	0.8
Subtotal Adjusted EBITDA	$62.1	$8.2

General corporate and other expenses	$(12.8)	$(10.9)
Interest expense	(3.9)	(4.0)
Goodwill impairment charge	(6.3)	—
Intangible asset impairment charge	(1.6)	—
Depreciation and amortization	(14.3)	(11.8)
Stock-based compensation	(2.1)	(3.0)
Deferred revenue adjustment	(0.2)	(0.9)
Other items	(5.6)	(1.2)
Income (loss) before income taxes	$15.3	$(23.6)
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

The following information has been adjusted to reflect the Q1 2022 restatement and Q4 2021 revision of our unaudited condensed consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amended Quarterly Report and in Note 1, “Basis of Presentation”, in Notes to the Condensed Consolidated Financial Statements of this Amended Quarterly Report.

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

Reportable Segments

As described in Note 15, “Segment Information”, to our condensed consolidated financial statements included herein, our business is organized into two reportable segments, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of seven executive brand portfolios, which represent our seven operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, five of these operating segments have been aggregated into two reportable segments, the Commerce reportable segment and the Design, Creative and Technology reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a Corporate-Level Activities category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 15.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2022 (As Restated)	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$98.5	$12.9	$85.6	663.6%
Other income, net	23.7	14.1	9.6	68.1%
Cost of revenues	34.2	4.0	30.2	755.0%
Selling, general and administrative expense(1)	46.6	30.8	15.8	51.3%
Depreciation and amortization expense	14.3	11.8	2.5	21.2%
Goodwill impairment charge	6.3	—	6.3	NM
Intangible asset impairment charge	1.6	—	1.6	NM
Operating income (loss)	19.2	(19.6)	38.8	NM
Interest expense, net	3.9	4.0	(0.1)	(2.5%)
Income (loss) before income taxes	15.3	(23.6)	38.9	NM
Benefit from income taxes	(0.8)	(8.3)	7.5	(90.4%)
Net income (loss) and comprehensive income (loss)	$16.1	$(15.3)	$31.4	NM

Other financial data (unaudited):
Adjusted EBITDA(2)	$49.3	$(2.5)	$51.8	NM
Free Cash Flow (3)	$29.8	$0.6	$29.2	NM
Organic Revenue(4)	$21.5	$13.8	$7.7	55.8%

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

	Three Months Ended March 31,
	2022 (As Restated)	2021
	(unaudited)
	(dollars in millions)
Net income (loss)	$16.1	$(15.3)
Add (deduct):
Interest expense	3.9	4.0
Benefit from income taxes	(0.8)	(8.3)
Goodwill impairment charge(a)	6.3	—
Intangible asset impairment charge(b)	1.6	—
Depreciation and amortization expense	14.3	11.8
Stock-based compensation expense(c)	2.1	3.0
Deferred revenue adjustment(d)	0.2	0.9
Other items(e)	5.6	1.2
Scheduling adjustments	—	0.2
Adjusted EBITDA	49.3	(2.5)

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

Other Income, net

Other income, net of $23.7 million during the three months ended March 31, 2022 increased $9.6 million, or 68.1%, from $14.1 million in the comparable period in 2021.  Other income, net was related to event cancellation insurance claims proceeds, all of which were received during the three months ended March 31, 2022.  See “Commerce Segment – Other Income, net,” “Design, Creative and Technology Segment – Other Income, net,” and “All Other Category – Other Income, net” below for a discussion of Other income, net by segment.

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

Segment Results for the Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2022

Commerce

The following represents the change in revenue, expenses and operating (loss) profit in the Commerce reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$56.7	$5.7	$51.0	894.7%
Other income, net	1.1	6.7	(5.6)	(83.6%)
Cost of revenues	15.7	1.8	13.9	772.2%
Selling, general and administrative expense	10.3	5.4	4.9	90.7%
Depreciation and amortization expense	8.0	6.0	2.0	33.3%
Operating income (loss)	$23.8	$(0.8)	$24.6	NM

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

Other Income, net

Other income, net of $1.1 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds for the three months ended March 31, 2022. All of the $1.1 million of other income, net for the Commerce segment was received during the three months ended March 31, 2022. Other income, net of $6.7 million was recorded for the Commerce reportable segment related to event cancellation insurance proceeds during the quarter ended March 31, 2021.

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

Design, Creative and Technology

The following represents the change in revenue, expenses and operating (loss) profit in the Design, Creative and Technology reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022 (As Restated)	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$37.5	$4.9	$32.6	665.3%
Other income, net	21.9	6.9	15.0	217.4%
Cost of revenues	16.5	2.0	14.5	725.0%
Selling, general and administrative expense	10.3	7.5	2.8	37.3%
Depreciation and amortization expense	4.5	4.6	(0.1)	(2.2%)
Goodwill impairment charge	5.8	—	5.8	NM
Intangible asset impairment charge	1.6	—	1.6	NM
Operating income (loss)	$20.7	$(2.3)	$23.0	NM

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

Other Income, net

Other income, net of $21.9 million was recorded for the Design, Creative and Technology reportable segment related to event cancellation insurance claims proceeds for the three months ended March 31, 2022.  All of the $21.9 million of other income, net for the Design, Creative and Technology reportable segment was received during the three months ended March 31, 2022. Other income, net of $6.9 million was recorded for the Design, Creative and Technology reportable segment related to event cancellation insurance proceeds during the quarter ended March 31, 2021.

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

Goodwill Impairment Charge

Due to the change in operating segments and reporting units described in Footnote 6 above, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022.  As a result of this assessment, a $5.8 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design, Creative and Technology reportable segment.  No goodwill impairment charges were recorded in the Design, Creative and Technology reportable segment during the three months ended March 31, 2021.

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

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$4.3	$2.3	$2.0	87.0%
Other income, net	0.7	0.5	0.2	40.0%
Cost of revenues	2.0	0.2	1.8	900.0%
Selling, general and administrative expense	5.5	2.7	2.8	103.7%
Depreciation and amortization expense	0.8	0.7	0.1	14.3%
Goodwill impairment charge	0.5	—	0.5	NM
Operating loss	(3.8)	(0.8)	(3.0)	NM

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

Other Income, net

Other income, net of $0.7 million was recorded for the All Other category related to event cancellation insurance claims proceeds, which were paid by the insurance provider during the quarter ended March 31, 2022. Other income, net of $0.5 million was recorded for the All Other category related to event cancellation insurance proceeds during the quarter ended March 31, 2021.

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

Goodwill Impairment Charge

Due to the change in operating segments and reporting units described in Footnote 6 above, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022.  As a result of this assessment, a $0.5 million non-cash goodwill impairment charge was recorded in connection with trade show brands in reporting units under the All Other category.  No goodwill impairment charges were recorded in the All Other category during the three months ended March 31, 2021.

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

Benefit from Income Taxes

For the three months ended March 31, 2022, the Company recorded a benefit from income taxes of $0.8 million which resulted in an effective tax rate of negative 5.2% for the three months ended March 31, 2022. The Company recorded a benefit from income taxes of $8.3 million and an effective tax rate of 35.2% for the three months ended March 31, 2021.  The decrease in the effective tax rate for the three months ended March 31, 2022 is attributable to differences in pre-tax book income (loss) positions in comparison to full year projected results and changes in permanent book-to-tax differences (e.g., nondeductible officer compensation, goodwill impairment, and changes in valuation allowance).

Net Income (Loss)

Net income of $16.1 million for the three months ended March 31, 2022 represented a $31.4 million improvement from net loss of $15.3 million for the comparable period in 2021. The key drivers of the improvement was the increase in revenue and other income, net related to event cancellation insurance proceeds, partly offset by higher cost of revenues, selling, general and administrative expense, non-cash goodwill impairment charge, intangible asset impairment change and provision for income taxes during the three months ended March 31, 2022.

Adjusted EBITDA

Adjusted EBITDA of $49.3 million for the three months ended March 31, 2022 increased by $51.8 million, from negative $2.5 million for the comparable period in 2021. The increase in Adjusted EBITDA was primarily attributable to a $31.3 million increase in net income and increases in the add-backs for other items primarily due to higher adjustments to the fair value of contingent consideration, goodwill impairment charge, intangible asset impairment charge and depreciation and amortization expense during the period.  These were partly offset by lower add-backs for stock-based compensation, deferred revenue adjustment and benefit from income taxes.

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

We continue to pursue full recovery for event cancellation insurance claims relating to events originally scheduled to stage in 2020 and 2021. To date, we have submitted claims related to impacted or cancelled events previously scheduled to take place in 2020 and 2021 of $166.8 million and $180.7 million, respectively.  Other income, net recognized to date, related to insurance proceeds received or confirmed on the claims related to events previously scheduled to take place in 2020 and 2021, totaled $142.2 million and $65.9 million, respectively.  During the three months ended March 31, 2022 and 2021, we recorded Other Income, net of $23.7 million and $14.1 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management.  Of the $23.7 million in Other Income, net recognized in during the three months ended March 31, 2022, all $23.7 million was received during the period. Outstanding claims are subject to review and adjustment and there is no guarantee or assurance as to the amount or timing of future recoveries from Emerald’s event cancellation insurance policy.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2022 (As Restated)	2021
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$33.0	$1.6
Net cash used in investing activities	$(3.2)	$(1.0)
Net cash used in financing activities	$(6.6)	$(2.3)

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

Net cash provided by operating activities for the three months ended March 31, 2022 was $33.0 million, as compared to net cash provided by operating activities of $1.6 million for the three months ended March 31, 2021. Cash provided by operating activities primarily reflects the increase in our net income of $31.4 million and increases in non-cash items of $4.0 million for remeasurement of contingent consideration, $6.3 million for goodwill impairment, $2.5 million for depreciation and amortization and $1.6 million for intangible asset impairment.  These were partly offset by an increase in cash used in working capital of $13.2 million. Net income (loss) plus non-cash items provided operating cash flows of $45.8 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively. Cash provided by operating activities reflects the usage of $12.8 million and generation of $0.4 million for working capital in the three months ended March 31, 2022 and 2021, respectively.

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

Our accounting policies are more fully described in Note 1, “Description of Business and Summary of Significant Accounting Policies” in the notes to our audited consolidated financial statements included in the Annual Report. Management has discussed the selection of these critical accounting policies and estimates with members of our Board of Directors. Given the current impacts to our business, there is a higher degree of uncertainty as to the long-term impacts to our cash flow projections and discount rates used for determining the recoverability of goodwill and intangible assets. Changes to key assumptions, market trends, or continued impacts of macroeconomic events could produce test results in the future that differ, and we could be required to record an impairment charge. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures and based on that evaluation, the CEO and CFO concluded its disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses remain unremediated as of March 31, 2022:

•

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

•

The Company did not maintain effective controls for recognizing payment obligations payable to third parties upon recognition of insurance claim proceeds. This material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements as of and for the year ended December 31, 2021.

Additionally, these material weaknesses could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

In order to remediate the material weaknesses, management plans to (a) enhance the design of its control activities related to the evaluation of the impact of the terms and conditions on the accounting and reporting for preferred stock issuances; and (b) provide additional training to the relevant control operators related to recognizing payment obligations payable to third parties upon recognition of insurance claim proceeds with respect to the required level of precision of their review when executing the control activities. The material weaknesses cannot be considered remediated until the applicable controls operate for a sufficient period of time and the Company’s management has concluded, through testing, that these controls are operating effectively.

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

Our Annual Report on Form 10-K (“Original 10-K"), filed with the SEC on February 24, 2022 is accessible on the SEC’s website at www.sec.gov, and includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form Original 10-K, except as follows:

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The following material weaknesses remain unremediated as of March 31, 2022:

•

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

•

The Company did not maintain effective controls for recognizing payment obligations payable to third parties upon recognition of insurance claim proceeds. This material weakness resulted in the restatement of the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 and immaterial misstatements to the consolidated financial statements as of and for the year ended December 31, 2021.

Additionally, these material weaknesses could result in misstatements of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

In order to remediate the material weaknesses, we plan to (a) enhance the design of our control activities related to the evaluation of the impact of the terms and conditions on the accounting and reporting for preferred stock issuances; and (b) provide additional training to the relevant control operators related to recognizing payment obligations payable to third parties upon recognition of insurance claim proceeds with respect to the required level of precision of their review when executing the control activities.

If we are not able to remediate the material weaknesses, or if we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we are taking steps to remediate the material weaknesses, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses or avoid potential future material weaknesses.

As a result of the material weaknesses and the related restatements due to the matter described above and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2021, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: August 8, 2022	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)