Form 10-Q
period 2022-09-30
Emerald Holding, Inc.
filed 2022-11-03
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were 67,609,466 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$366.1	$231.2
Trade and other receivables, net of allowances of $1.5 million and $1.2 million as of September 30, 2022 and December 31, 2021, respectively	82.8	46.4
Prepaid expenses and other current assets	18.6	12.5
Total current assets	467.5	290.1
Noncurrent assets
Property and equipment, net	4.0	3.7
Intangible assets, net	216.7	236.7
Goodwill	545.5	514.2
Right-of-use lease assets	14.5	15.1
Other noncurrent assets	2.6	2.6
Total assets	$1,250.8	$1,062.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$65.0	$48.3
Income tax payable	28.0	—
Cancelled event liabilities	4.4	9.8
Deferred revenues	166.7	118.1
Contingent consideration	28.5	5.1
Right-of-use lease liabilities, current portion	4.9	4.7
Term loan, current portion	5.7	5.7
Total current liabilities	303.2	191.7
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	507.6	510.9
Deferred tax liabilities, net	2.0	1.5
Right-of-use lease liabilities, noncurrent portion	11.5	13.3
Other noncurrent liabilities	10.2	32.1
Total liabilities	834.5	749.5
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at September 30, 2022 and December 31, 2021: 80,000; 71,417 and 71,442 issued and outstanding; aggregate liquidation preference of $467.7 million and $444.1 million at September 30, 2022 and December 31, 2021, respectively	462.4	433.9
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at September 30, 2022 and December 31, 2021: 800,000; 67,642 and 70,026 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	0.7	0.7
Additional paid-in capital	619.7	653.2
Accumulated deficit	(666.5)	(774.9)
Total stockholders’ deficit	(46.1)	(121.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,250.8	$1,062.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in millions, share data in thousands except earnings per share)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$62.4	$76.5	$232.3	$104.4
Other income, net	151.0	1.1	182.8	17.5
Cost of revenues	22.7	33.7	83.3	41.3
Selling, general and administrative expense	48.7	38.8	127.6	102.7
Depreciation and amortization expense	14.7	12.2	43.0	36.1
Goodwill impairment charge	—	—	6.3	—
Intangible asset impairment charge	—	—	1.6	—
Operating income (loss)	127.3	(7.1)	153.3	(58.2)
Interest expense	6.8	3.9	15.5	12.0
Interest income	0.8	—	1.1	0.1
Other expense	0.1	—	0.2	0.1
Income (loss) before income taxes	121.2	(11.0)	138.7	(70.2)
Provision for (benefit from) income taxes	28.2	(2.0)	30.3	0.6
Net income (loss) and comprehensive income (loss)	$93.0	$(9.0)	$108.4	$(70.8)
Accretion to redemption value of redeemable convertible preferred stock	(9.9)	(9.0)	(28.7)	(26.3)
Participation rights on if-converted basis	(54.7)	—	(51.9)	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$28.4	$(18.0)	$27.8	$(97.1)
Basic income (loss) per share	$0.42	$(0.25)	$0.40	$(1.35)
Diluted income (loss) per share	$0.41	$(0.25)	$0.40	$(1.35)
Basic weighted average common shares outstanding	68,433	71,033	69,479	71,719
Diluted weighted average common shares outstanding	68,643	71,033	69,588	71,719

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and of Stockholders’ Equity

(Deficit)

(unaudited)

	Three Months Ended September 30, 2022
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2022	71,417	$452.5	69,284	$0.7	$634.0	$(759.5)	$(124.8)
Stock-based compensation	—	—	16	—	1.4	—	1.4
Issuance of common stock under equity plans	—	—	17	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	9.9	—	—	(9.9)	—	(9.9)
Repurchase of common stock	—	—	(1,676)	—	(5.8)	—	(5.8)
Redeemable convertible preferred stock conversion	—	—	1	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	93.0	93.0
Balances at September 30, 2022	71,417	$462.4	67,642	$0.7	$619.7	$(666.5)	$(46.1)

	Nine Months Ended September 30, 2022
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(774.9)	$(121.0)
Stock-based compensation	—	—	361	—	5.1	—	5.1
Issuance of common stock under equity plans	—	—	37	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	28.7	—	—	(28.7)	—	(28.7)
Repurchase of common stock	—	—	(2,828)	—	(10.1)	—	(10.1)
Redeemable convertible preferred stock conversion	(25)	(0.2)	46	—	0.2	—	0.2
Net income and comprehensive income	—	—	—	—	—	108.4	108.4
Balances at September 30, 2022	71,417	$462.4	67,642	$0.7	$619.7	$(666.5)	$(46.1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and of Stockholders’ Equity

(Deficit)

(unaudited)—Continued

	Three Months Ended September 30, 2021
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2021	71,442	$415.6	71,518	$0.7	$673.9	$(757.0)	$(82.4)
Stock-based compensation	—	—	55	—	2.5	—	2.5
Issuance of common stock under equity plans	—	—	20	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	9.0	—	—	(9.0)	—	(9.0)
Repurchase of common stock			(1,193)	—	(5.6)	—	(5.6)
Net loss and comprehensive loss	—	—	—	—	—	(9.0)	(9.0)
Balances at September 30, 2021	71,442	$424.6	70,400	$0.7	$661.8	$(766.0)	$(103.5)

	Nine Months Ended September 30, 2021
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	281	—	8.1	—	8.1
Issuance of common stock under equity plans	—	—	42	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	26.3	—	—	(26.3)	—	(26.3)
Redeemable convertible preferred stock conversion	(3)	—	5	—	—	—	—
Repurchase of common stock	—	—	(2,123)	—	(10.7)	—	(10.7)
Net loss and comprehensive loss	—	—	—	—	—	(70.8)	(70.8)
Balances at September 30, 2021	71,442	$424.6	70,400	$0.7	$661.8	$(766.0)	$(103.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating activities
Net income (loss)	$108.4	$(70.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	5.0	8.2
Provision for credit losses	0.3	0.2
Depreciation and amortization	43.0	36.1
Goodwill impairment	6.3	—
Intangible asset impairment	1.6	—
Non-cash operating lease expense	2.5	2.4
Amortization of deferred financing fees and debt discount	1.0	1.1
Remeasurement of contingent consideration	(9.3)	2.6
Deferred income taxes	0.5	0.4
Loss on disposal of property and equipment	0.1	—
Changes in operating assets and liabilities:
Trade and other receivables	(32.8)	(8.3)
Insurance receivables	—	17.8
Prepaid expenses and other current assets	(6.5)	(0.6)
Other noncurrent assets	(0.1)	0.3
Accounts payable and other current liabilities	14.3	21.6
Cancelled event liabilities	(5.4)	(4.3)
Contingent consideration	(2.1)	—
Income tax payable	28.5	0.3
Deferred revenues	45.5	33.8
Operating lease liabilities	(3.6)	(1.8)
Other noncurrent liabilities	1.5	(2.7)
Net cash provided by operating activities	198.7	36.3
Investing activities
Acquisition of businesses	(37.6)	(7.0)
Purchase of marketable securities	(50.0)	—
Proceeds from maturity of marketable securities	50.0	—
Purchases of property and equipment	(1.5)	(1.0)
Purchases of intangible assets	(6.0)	(3.1)
Net cash used in investing activities	(45.1)	(11.1)
Financing activities
Payment of deferred consideration for acquisition of businesses	—	(2.0)
Payment of contingent consideration for acquisition of businesses	(4.4)	—
Repayment of principal on term loan	(4.2)	(4.2)
Fees paid for revolving credit facility extension	—	(0.1)
Repurchase of common stock	(10.2)	(10.7)
Proceeds from issuance of common stock under equity plans	0.1	0.1
Net cash used in financing activities	(18.7)	(16.9)
Net increase in cash and cash equivalents	134.9	8.3
Cash and cash equivalents
Beginning of period	231.2	295.3
End of period	$366.1	$303.6

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

The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period. Results of our reportable segments for the three and nine months ended September 30, 2022 reflect the updated segment presentation discussed below in Note 15 “Segment Information”.

Revision of Previously Issued Financial Statements

In conjunction with the Company’s close process for the second quarter of 2022, management identified an immaterial error relating to a payment due to a third party as a result of the Company’s recognition of insurance claim proceeds associated with a cancelled event in 2021 as a result of COVID-19. Management determined that upon recognition of the insurance proceeds during December of 2021, the Company did not appropriately record a liability in the amount of $1.6 million, representing the portion of the insurance proceeds that were payable to the third party. The failure to accrue this payment due to the third party resulted in Cost of revenues and Accounts payable and other current liabilities being understated by $1.6 million. Management evaluated the impact of this error on the Company’s Q4 and full year 2021 consolidated financial statements and determined that the consolidated financial statements were not materially misstated. However, in order to correctly state equity, the December 31, 2021 stockholders’ deficit has been corrected to reflect the impact of this immaterial error. The Company will revise its consolidated financial statements as of and for the year ended December 31, 2021 when it files its Form 10-K for the period ended December 31, 2022.

The following tables reflect the impact of the revision to the specific line items presented in the Company’s previously reported consolidated financial statements as of and for the year ended December 31, 2021 (dollars in millions, share data in thousands except earnings per share and share par value):

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

The accompanying applicable Notes have been updated to reflect the revision for the year ended December 31, 2021.

Liquidity Position and Management’s Plan

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the end of fiscal year 2021. Late in the second quarter of 2021, management began to see positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States. In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies. The Company began 2022 planning to stage a full slate of events and successfully traded 84 in-person events during the first nine months of the year, serving approximately 282,300 attendees and 13,300 exhibiting companies. While the Company has been able to resume its full schedule of events in 2022, the ongoing effects of COVID-19 on the Company’s operations have had, and will continue to have, a negative impact on its financial results and liquidity.

The assumptions used to estimate the Company’s liquidity are subject to greater uncertainty because the Company has never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic. Management cannot estimate with certainty when event exhibitors and attendees will attend the Company’s events in numbers similar to pre-pandemic editions now that our events have fully resumed. Therefore, current estimates of revenues and the associated impact on liquidity could differ significantly in the future.

On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. During the three and nine months ended September 30, 2022, the Company recorded other income, net of $151.0 million and $182.8 million, respectively, related to event cancellation insurance claim and settlement proceeds deemed to be realizable by management. All of the other income, net for the first nine months of 2022 was received during the period. During each of the three and nine months ended September 30, 2021, the Company recorded other income, net of $1.1 million and $17.5 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management. All of the other income, net for the first nine months of 2021 was received during the period.

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

As of September 30, 2022, the Company had $515.3 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of September 30, 2022, the Company had cash and cash equivalents of $366.1 million. As of September 30, 2022, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Based on the Company's return to positive operating cash flows, current cash position and assumptions regarding the impact of COVID-19, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

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

Marketable Securities

The Company received $50.0 million in proceeds from the maturity of its marketable securities during the three months ended September 30, 2022 and no longer held any marketable securities as of September 30, 2022. Therefore, there were no unrealized holding gains or losses during the period. The Company has in the past held, and may from time to time hold marketable securities that consisting of certificates of deposit with financial institutions with maturities over three months and up to one year. These have historically been classified as marketable debt securities as their underlying investments primarily consist of corporate debt securities. These certificates of deposits have readily ascertainable values as they can be readily purchased or sold using established markets. These investments were classified as available-for-sale and were reported at fair value on the Company's condensed consolidated balance sheets. Unrealized holding gains and losses were immaterial for the three and nine months ended September 30, 2022 and are reported within accumulated other comprehensive income in the Company's condensed consolidated statements of stockholders’ equity (deficit). Fair value was based on available market information including quoted broker or dealer quotations, or other observable inputs. The Company did not hold any marketable securities at September 30, 2021 therefore, there were no unrealized holding gains or losses.

The Company invests its marketable securities in high-quality commercial financial instruments. The Company believes it is not exposed to significant credit risk on its marketable securities.

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Emerald’s Chief Executive Officer (“CEO”) was appointed in January 2021 and is considered the CODM. Effective January 31, 2022, Emerald’s CEO changed the way that he evaluates the results of the Company’s operations and as a result, there was a change in reporting segments. The CODM evaluates performance based on the results of seven executive portfolios, which represent the Company’s seven operating segments. Based on an evaluation of economic similarities, five operating segments are aggregated into two reportable segments: "Commerce" and "Design, Creative and Technology" reportable segments. Two operating segments do not meet the quantitative thresholds of a reportable operating segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, as of September 30, 2022 and as such are referred to as “All Other.” Refer to Note 15, Segment Information, for information regarding the Company’s reportable segments.

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

3.
Revenues

Impact of COVID-19

The global COVID-19 pandemic significantly impacted the Company’s revenues from mid-March 2020 through the end of fiscal year 2021. Late in the second quarter of 2021, the Company began to see the positive impacts of successful vaccination rollouts throughout the United States, with social distancing restrictions easing and live events resuming. As a result, the Company was able to hold 84 in-person events during the first nine months of 2022.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and other events, including booth space sales, registration fees and sponsorship fees. Trade show revenues and other events represented 79.8% and 85.4% of total revenues for the three months ended September 30, 2022 and 2021, respectively. Trade show and other event revenues represented 84.9% and 71.6% of total revenues for the nine months ended September 30, 2022 and 2021, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $166.7 million as of September 30, 2022 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of September 30, 2022 were $1.7 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Current and long-term deferred revenues as of December 31, 2021 were $118.1 million and $0.2 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized revenues of $54.5 million and $198.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective period. During the three and nine months ended September 30, 2021, the Company recognized revenues of $76.7 million and $91.4 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of September 30, 2022, cancelled event liabilities of $4.4 million represents $3.2 million of deferred revenues for cancelled trade shows and $1.2 million of related accounts receivable reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2021, cancelled event liabilities of $9.8 million represents $5.6 million of deferred revenues for cancelled trade shows and $4.2 million of related accounts receivable reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events, subscription software and services and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce(1)	Design, Creative, and Technology(1)	All Other(1)	Total
Three Months Ended September 30, 2022	(in millions)
Trade shows	$32.1	$4.6	$0.9	$37.6
Other events	0.1	11.3	0.8	12.2
Subscription software and services	0.1	0.7	3.8	4.6
Other marketing services	1.6	6.4	—	8.0
Total revenues	$33.9	$23.0	$5.5	$62.4

Three Months Ended September 30, 2021
Trade shows	$37.3	$19.1	$—	$56.4
Other events	0.2	8.7	—	8.9
Subscription software and services	—	0.8	2.9	3.7
Other marketing services	1.3	6.2	—	7.5
Total revenues	$38.8	$34.8	$2.9	$76.5

Nine Months Ended September 30, 2022
Trade shows	$104.3	$60.0	$2.4	$166.7
Other events	0.6	29.2	0.8	30.6
Subscription software and services	0.1	2.3	10.7	13.1
Other marketing services	5.3	16.6	—	21.9
Total revenues	$110.3	$108.1	$13.9	$232.3

Nine Months Ended September 30, 2021
Trade shows	$42.9	$19.1	$—	$62.0
Other events	1.7	11.1	—	12.8
Subscription software and services	—	1.3	8.1	9.4
Other marketing services	3.7	16.5	—	20.2
Total revenues	$48.3	$48.0	$8.1	$104.4

(1)
Current year segment disclosures reflect the new reportable segment structure

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of September 30, 2022, the Company does not have material contract assets.

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

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for industry publications are generally short term, as sales typically begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the condensed consolidated statements of income (loss) and comprehensive income (loss) as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and nine months ended September 30, 2022 and 2021, were not material.

4.
Business Acquisitions

2022 Acquisition

Bulletin, Inc. ("Bulletin")

In furtherance of the Company’s strategy to combine both in-person and e-commerce offerings, the Company executed an asset purchase agreement on July 11, 2022 to acquire certain assets and assume certain liabilities of the business known as Bulletin for a total estimated purchase price of $9.9 million, which included an initial cash payment of $8.9 million and contingent consideration with an estimated fair value of $1.0 million. The contingent consideration liability related to the acquisition of Bulletin of $1.0 million, consists of a potential payment based on the 2026 Bulletin EBITDA. The 2026 payment is expected to be settled in the second quarter of 2027. Bulletin is an online wholesale market for retail where brands, buyers and designers gather to connect and discover new products. The Company believes this acquisition will infuse the NY NOW Gift and Home Show with Bulletin’s industry expertise and extensive customer base of brands and retailers. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates.

External acquisition costs of $1.1 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of income (loss) and comprehensive income (loss). Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

The primary tasks that are required to be completed to finalize the valuation of assets and liabilities acquired include validation of business level forecasts, customer attrition rates and acquired working capital balances.

Identified intangible assets associated with Bulletin included acquired technology and trade name intangible assets of $2.0 million and $0.1 million, respectively. The weighted-average amortization period of the acquired technology was 3.0 years. The weighted-average amortization period of the trade name intangible assets acquired was 3.0 years. There is no assumed residual value for the acquired technology and trade name intangible assets.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	July 11, 2022
Trade receivables and prepaid expenses	$0.4
Goodwill	7.9
Intangible assets	2.1
Accounts payable and other current liabilities	(0.5)
Purchase price	$9.9

Advertising Week

In furtherance of the Company’s strategy to provide year-round engagement and optimize its portfolio within strategic growth industries, the Company executed an asset purchase agreement on June 21, 2022 to acquire all the assets and assume certain liabilities of the business known as Advertising Week from Stillwell Partners for a total estimated purchase price of $34.3 million, which included an initial cash payment of $28.4 million and contingent consideration with an estimated fair value of $5.9 million. Advertising Week is a global event and thought leadership platform focused on marketing, media, technology, and culture. The acquisition was financed with cash from operations.

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

The contingent consideration liability related to the acquisition of Advertising Week in the amount of $5.9 million as of the acquisition date, consists of two potential payments, the 2023 payment and the 2026 payment. The 2023 payment is based on a multiple of 2023 EBITDA growth from a specified EBITDA target and will be settled in the second quarter of 2024. The 2026 payment is based on a range of multiples, which are dependent upon the acquisition’s 5-year compounded annual EBITDA growth rate from 2021 through 2026, being applied to the average annual EBITDA growth in calendar years 2024, 2025 and 2026, from a specified EBITDA target, less the 2023 payment. The 2026 payment will be settled in the second quarter of 2027. The 2023 and 2026 payments are not capped as they are based on increases in EBITDA. Therefore, there is no pre-determined upper limit to the undiscounted range.

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

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	June 21, 2022
Trade and other receivables	$3.8
Prepaid expenses and other current assets	0.3
Goodwill	23.6
Intangible assets	12.4
Right-of-use lease asset	1.2
Accounts payable and other current liabilities	(2.7)
Deferred revenues	(3.1)
Right-of-use lease liability	(1.2)
Purchase price	$34.3

2021 Acquisition

MJBiz

During the three months ended March 31, 2022, the Company finalized its analysis of the purchase accounting, including gaining a better understanding of historical MJBizCon registration revenue and its impact on the valuation model. The final analysis of the registration revenue and the associated revision to the average EBITDA growth estimate for MJBiz resulted in an $8.9 million increase in the estimated contingent consideration liability. The measurement period closed in the first quarter of 2022.

The Company’s purchase price allocation and measurement period adjustment for the MJBiz acquisition is presented below:

(in millions)	Fair Value Recognized as of Acquisition Date (as previously reported)	Non-Cash Measurement Period Adjustment(1)	Fair Value Recognized as of September 30, 2022 as adjusted
Trade and other receivables	$0.6	$—	$0.6
Prepaid expenses	0.1	—	0.1
Goodwill	113.8	6.0	119.8
Intangible Assets	30.4	2.9	33.3
Deferred Revenues	(1.3)	—	(1.3)
Other current liabilities	(1.4)	—	(1.4)
Purchase price	$142.2	$8.9	$151.1

(1) During the first quarter of 2022, the Company recorded a non-cash adjustment to reflect a measurement period adjustment. Upon finalizing the analysis of the average EBITDA growth estimate, including gaining a better understanding of historical MJBizCon registration revenue trends, the estimated contingent consideration liability increased by $8.9 million, from approximately $24.0 million to $32.9 million. Such change resulted in an increase to Goodwill of $6.0 million and an increase in Intangible Assets of $2.9 million in the Commerce reportable segment.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
(in millions)	(Unaudited)
Pro-forma revenues(1)
Advertising Week	$—	$5.5
Emerald revenue	62.4	232.3
Total pro-forma revenues	$62.4	$237.8

Pro-forma net income
Advertising Week	$—	$(0.7)
Bulletin	—	(2.1)
Emerald net income	93.0	108.4
Total pro-forma net income	$93.0	$105.6
(1) Pro-forma revenues from the Bulletin acquisition were not material to the three and nine months ended September 30, 2022.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
(in millions)	(Unaudited)
Pro-forma revenues(1)
Advertising Week	$0.2	$3.0
MJBiz	0.7	1.8
Sue Bryce Education and The Portrait Masters	—	1.0
Emerald revenue	76.5	104.4
Total pro-forma revenues	$77.4	$110.2

Pro-forma net (loss) income
Advertising Week	$(0.7)	$(1.0)
Bulletin	(1.3)	(2.4)
MJBiz	(3.5)	(10.6)
Sue Bryce Education and The Portrait Masters	—	0.3
Emerald net loss	(9.0)	(70.8)
Total pro-forma net loss	$(14.5)	$(84.5)
(1) Pro-forma revenues from the Bulletin acquisition were not material to the three and nine months ended September 30, 2021.

5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Furniture, equipment and other	$8.0	$6.5
Leasehold improvements	3.2	3.1
	11.2	9.6
Less: Accumulated depreciation	(7.2)	(5.9)
Property and equipment, net	$4.0	$3.7

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2022 was $0.7 million and $1.3 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended September 30, 2021 was $0.4 million and $1.0 million, respectively.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at September 30, 2022	$52.6	$362.9	$90.1	$8.4	$2.7	$23.3	$1.8	$541.8
Accumulated amortization	—	(294.7)	(16.0)	(1.8)	(0.5)	(12.1)	—	(325.1)
Net carrying amount at September 30, 2022	$52.6	$68.2	$74.1	$6.6	$2.2	$11.2	$1.8	$216.7

Gross carrying amount at December 31, 2021	$54.2	$354.3	$84.2	$6.2	$1.5	$13.8	$5.9	$520.1
Accumulated amortization	—	$(259.4)	$(12.2)	(0.9)	(0.2)	$(10.7)	—	(283.4)
Net carrying amount at December 31, 2021	$54.2	$94.9	$72.0	$5.3	$1.3	$3.1	$5.9	$236.7

Amortization expense for the three and nine months ended September 30, 2022 was $14.0 million and $41.7 million, respectively. Amortization expense for the three and nine months ended September 30, 2021 was $11.8 million and $35.1 million, respectively.

Estimated future amortization expense as of September 30, 2022:

(in millions)	September 30, 2022
2022	$14.0
2023	38.9
2024	20.6
2025	15.6
2026	11.3
Thereafter	58.1
$158.5

Impairment of Indefinite-Lived Intangible Assets

During the first quarter of 2022, the Company identified an interim impairment trigger for one of its indefinite-lived intangible assets. After performing an interim impairment assessment, the Company recognized an impairment charge of $1.6 million related to its indefinite-lived intangible assets during the three months ended March 31, 2022. The impairment charge is recorded in intangible asset impairment charges on the condensed consolidated statements of income (loss) and comprehensive income (loss). Indefinite-lived intangible impairment charges in the Design, Creative and Technology reportable segment were $1.6 million during the nine months ended September 30, 2022. During the three months ended September 30, 2022, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the third quarter of 2022.

During the three and nine months ended September 30, 2021, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2021.

Impairment of Long-Lived Assets Other than Goodwill

During the three and nine months ended September 30, 2022 and 2021, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2022 or 2021.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill:

	Reportable Segment
(in millions)	Commerce (Legacy)	Commerce	Design & Technology	Design, Creative & Technology	All Other	Total
Balance at December 31, 2021	$337.5	$—	$133.7	$—	$43.0	$514.2
Acquired goodwill	—	7.9	—	23.6	—	31.5
Transfers	(337.5)	342.2	(133.7)	142.9	(13.9)	—
Impairments	—		—	(5.8)	(0.5)	(6.3)
Measurement period adjustment	—	6.0	—	0.1	—	6.1
Balance at September 30, 2022	$—	$356.1	$—	$160.8	$28.6	$545.5

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

During the three months ended September 30, 2022 management determined there was no triggering event. As such, no goodwill impairment charges were recognized during the three months ended September 30, 2022. The Company recorded total goodwill impairment of $5.8 million and $0.5 million for the nine months ended September 30, 2022, related to the Design, Creative and Technology segment and All Other Category, respectively.

Goodwill is tested for impairment annually on October 31, and between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value may be impaired. During the three and nine months ended September 30, 2021, management determined there was no triggering event. As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2021.

7.
Debt

Long-term debt related to the Amended and Restated Term Loan Facility is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2022	December 31, 2021
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50 as of September 30, 2022, and December 31, 2021 (equal to 5.27% and 2.59% at September 30, 2022 and December 31, 2021, respectively) due 2024, net(a)	$513.3	$516.6
Less: Current maturities	5.7	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$507.6	$510.9

(a)
The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of September 30, 2022 was recorded net of unamortized discount of $1.0 million and net of unamortized deferred financing fees of $1.3 million. The Amended and Restated Term Loan Facility as of December 31, 2021 was recorded net of unamortized discount of $1.4 million and net of unamortized deferred financing fees of $1.7 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $496.7 million as of September 30, 2022.

Revolving Credit Facility

On February 14, 2020, Emerald Expositions Holding, Inc., a wholly-owned subsidiary of the Company and the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc. (“Emerald X”). Emerald X had no borrowings outstanding under its Revolving Credit Facility as of September 30, 2022 and December 31, 2021, respectively. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Revolving Credit Facility as of September 30, 2022 and December 31, 2021. Until August 6, 2020, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%. As a result of the Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through March 31, 2022, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of income (loss) and comprehensive income (loss) consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Senior secured term loan	$6.4	$3.4	$14.1	$10.4
Non-cash interest for amortization of debt discount and debt issuance costs	0.3	0.3	1.0	1.1
Revolving credit facility interest and commitment fees	0.1	0.2	0.4	0.5
Total interest expense	$6.8	$3.9	$15.5	$12.0

Covenants

The Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of September 30, 2022, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.
Fair Value Measurements and Financial Risk

As of September 30, 2022, the Company’s assets and liabilities measured at fair value on a recurring basis other-than-temporary are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$175.3	$175.3	$—	$—
Certificates of deposits(a)	99.9	—	99.9	—
Money market mutual funds(b)	90.9	90.9	—	—
Total assets at fair value	$366.1	$266.2	$99.9	$—

Liabilities
Market-based share awards liability(c)	$0.4	$—	$—	$0.4
Contingent consideration(c)	36.3	—	—	36.3
Total liabilities at fair value	$36.7	$—	$—	$36.7

(a)
The Company’s certificates of deposits of $99.9 million as of September 30, 2022 are included within cash and cash equivalents in the condensed consolidated balance sheets. The certificates of deposits with maturities of 90 days or less are not traded in active markets and are classified as Level 2 assets. The certificates of deposits with maturities of 90 days or less are reported at fair values of these assets as of the reporting date.
(b)
The Company’s money market mutual funds of $90.9 million as of September 30, 2022 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds are based on unadjusted quoted prices on the reporting date.
(c)
The market-based share awards liability of $0.4 million as of September 30, 2022 is included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $28.5 million as of September 30, 2022 is included within Contingent consideration in the condensed consolidated balance sheets and Contingent consideration of $7.8 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.4 million and $0.4 million as of September 30, 2022 and December 31, 2021, respectively, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income (loss) and comprehensive income (loss). Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

As of September 30, 2022 and December 31, 2021, the Company had $36.3 million and $36.2 million, respectively, in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of G3 Communications, EDspaces, PlumRiver, Sue Bryce Education, MJBiz, Advertising Week and Bulletin. The contingent consideration liability of $36.3 million as of September 30, 2022 consists of liabilities of $28.5 million, $1.9 million, $0.3 million and $5.7 million that are expected to be settled in 2023, 2024, 2025 and 2027, respectively. Refer to Note 4, Business Acquisitions, for further information related to the measurement period adjustment for the MJBiz contingent consideration and the contingent consideration related to the acquisitions of Advertising Week and Bulletin.

The Company paid $6.5 million in contingent consideration during the first quarter of 2022 in relation to the Company’s acquisition of G3 Communications. The liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first, second and third quarters of 2022, the Company recorded a $9.6 million decrease in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. During the three and nine months ended September 30, 2022, the redeemable convertible preferred stock accumulated $8.0 million and $23.6 million worth of dividends, respectively, bringing the aggregate accreted liquidation preference to $467.7 million as of September 30, 2022. There were no dividends declared or paid in the first, second or third quarters of 2022 or 2021. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of the initial issuance date, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the initial issuance date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the initial issuance date, the accreted liquidation preference. In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable. For the three months ended September 30, 2022 and 2021, the Company recorded $9.9 million and $9.0 million in deemed dividends, respectively, and for the nine months ended September 30, 2022 and 2021, the Company recorded $28.7 million and $26.3 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid or declared during the first, second or third quarters of 2022 and 2021.

Share Repurchases

October 2020 Share Repurchase Program (“October 2020 Share Repurchase Program”)

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program. Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. In October 2022, the Company's Board approved an extension and expansion of its share repurchase program which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2023 subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. The Company repurchased 1,590,030 shares and 2,828,236 shares for $5.9 million and $10.2 million during the three and nine months ended September 30, 2022, respectively. The Company repurchased 1,193,861 shares and 2,122,964 shares for $5.5 million and $10.7 million during the three and nine months ended September 30, 2021, respectively. There was $9.2 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of September 30, 2022.

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period and performance or market conditions, as applicable, have been satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income (loss) and comprehensive income (loss). The related deferred tax benefit for stock-based compensation recognized was $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.7 million for the three and nine months ended September 30, 2021.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Company’s Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be customarily employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP. Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three and nine months ended September 30, 2022 and 2021.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.9 million and $3.1 million for the three and nine months ended September 30, 2022, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $1.6 million and $4.9 million for the three and nine months ended September 30, 2021, respectively.

Stock option activity for the nine months ended September 30, 2022, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2021	14,403	$8.10	8.1	$—
Granted	575	5.66
Exercised
Forfeited	(523)	10.18
Outstanding at September 30, 2022	14,455	$7.93	7.5	$—
Exercisable at September 30, 2022	4,845	$10.97	5.8	$—

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on September 30, 2022 for those options for which the market price was in excess of the exercise price.

There was a total of $8.5 million unrecognized stock-based compensation expense at September 30, 2022 related to unvested stock options expected to be recognized over a weighted-average period of 2.72 years.

Restricted Stock Units (“RSUs”)

The Company periodically grants RSUs that contain service and, in certain instances, performance and market conditions to certain directors, executives and employees. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2022 was $0.5 million and $1.9 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2021 was $0.9 million and $3.3 million, respectively. There was a total of $2.5 million of unrecognized stock-based compensation expense at September 30, 2022 related to unvested RSUs expected to be recognized over a weighted-average period of 2.0 years.

RSU activity for the three months ended September 30, 2022 was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2021	1,358	$8.13
Granted	126	3.58
Forfeited	(47)	10.72
Vested	(504)	8.73
Unvested balance, September 30, 2022	933	$7.05

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of September 30, 2022, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

As of September 30, 2022 and December 31, 2021, the liability for these awards was $0.4 million and $0.4 million, respectively, and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of a credit of $0.1 million and zero for the three and nine months ended September 30, 2022, respectively. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero during the three and nine months ended September 30, 2021, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at September 30, 2022 were as follows:

September 30, 2022
Expected volatility	57.50%
Dividend yield	0.00%
Risk-free interest rate	3.97%
Weighted-average expected term (in years)	4.5

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share, because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2022 and 2021, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,416,907 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding which were convertible into 132,868,526 shares of common stock at September 30, 2022. These preferred stock shares were anti-dilutive for the three and nine months ended September 30, 2022 and are therefore excluded from the diluted income (loss) per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2022	2021	2022	2021
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc.	$93.0	$(9.0)	$108.4	$(70.8)
Accretion to redemption value of redeemable convertible preferred stock	(9.9)	(9.0)	(28.7)	(26.3)
Participation rights on if-converted basis	(54.7)	—	(51.9)	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$28.4	$(18.0)	$27.8	$(97.1)
Weighted average common shares outstanding	68,433	71,033	69,479	71,719
Basic income (loss) per share	$0.42	$(0.25)	$0.40	$(1.35)
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$28.4	$(18.0)	$27.8	$(97.1)
Diluted weighted average common shares outstanding	68,643	71,033	69,588	71,719
Diluted income (loss) per share	$0.41	$(0.25)	$0.40	$(1.35)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	14,455	1,259	14,814	14,911

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of September 30, 2022. For the three and nine months ended September 30, 2022, the Company recorded provision for income taxes of $28.2 million and $30.3 million, respectively, which resulted in an effective tax rate of 23.3% and 21.8%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances, nondeductible officer compensation and goodwill impairment. For the three and nine months ended September 30, 2021, the Company recorded a benefit from income taxes of $2.0 million and a provision for income taxes of $0.6 million, respectively, which resulted in effective tax rates of 17.5% and negative 0.9%, respectively.

Liabilities for unrecognized tax benefits and associated interest and penalties were zero as of September 30, 2022 and December 31, 2021, respectively.

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

14.
Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
Accrued event costs	$11.5	$9.5
Accrued personnel costs	19.6	16.0
Trade payables	16.8	12.0
Other current liabilities	17.1	10.8
Total accounts payable and other current liabilities	$65.0	$48.3

15.
Segment Information

The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the Chief Operating Decision Maker (the “CODM”) evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. The Company considers its CEO to be its CODM.

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021(1)	2022	2021(1)
Revenues
Commerce	$33.9	$38.8	$110.3	$48.3
Design, Creative, and Technology	23.0	34.8	108.1	48.0
All Other	5.5	2.9	13.9	8.1
Total revenues	$62.4	$76.5	$232.3	$104.4

Other Income, net
Commerce	$2.4	$1.1	$8.0	$7.8
Design, Creative, and Technology	—	—	25.3	9.2
All Other	—	—	0.9	0.5
Total other income, net	$2.4	$1.1	$34.2	$17.5

Adjusted EBITDA
Commerce	$16.0	$17.2	$57.6	$19.9
Design, Creative, and Technology	2.5	4.2	57.0	7.3
All Other	(3.1)	(0.5)	(8.1)	(0.1)
Subtotal Adjusted EBITDA	$15.4	$20.9	$106.5	$27.1

General corporate and other expenses	$(14.3)	$(11.5)	$(40.6)	$(34.0)
Other Income, net(2)	148.6	—	148.6	—
Interest expense, net	(6.0)	(3.9)	(14.4)	(12.0)
Goodwill impairment charge	—	—	(6.3)	—
Intangible asset impairment charge	—	—	(1.6)	—
Depreciation and amortization expense	(14.7)	(12.2)	(43.0)	(36.1)
Stock-based compensation expense	(1.3)	(2.4)	(5.0)	(8.2)
Deferred revenue adjustment	(0.2)	(0.3)	(0.6)	(1.4)
Other items	(6.3)	(1.6)	(4.9)	(5.6)
Income (loss) before income taxes	$121.2	$(11.0)	$138.7	$(70.2)
(1) Segment disclosures for the current and prior year reflect the new reportable segment structure.

(2) On August 3, 2022, the Company reached an agreement for a one-time settlement of outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. The one-time settlement payment was not specifically attributable to any of the Company's outstanding event cancellation insurance claims and therefore was not recorded at the segment level. The other income, net related to this one-time settlement is not indicative of any one segment's performance and is not included in the measure of segment profit and loss analyzed by the CODM on a regular basis.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three months ended September 30, 2022 and 2021. For the three months ended September 30, 2022 and 2021, substantially all revenues were derived from transactions in the United States.

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 88.1% of the Company’s common stock on an as-converted basis as of September 30, 2022. Affiliates of Onex Corporation held a 48.0% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events and a 97.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. The Company made payments of $0.4 million and $1.2 million to ASM and ASM managed facilities during the three and nine months ended September 30, 2022, respectively. The Company made payments of $0.3 million and $0.4 million to ASM and ASM managed facilities during the three and nine months ended September 30, 2021, respectively. The Company had zero and $0.1 million due to ASM as of September 30, 2022 and December 31, 2021, respectively. The Company made payments of zero and $0.5 million to Convex during the three and nine months ended September 30, 2022, respectively. The Company made no payments to Convex for the three and nine months ended September 30, 2021. The Company had no accounts payable due to Convex as of September 30, 2022 and December 31, 2021.

17.
Subsequent Event

October 2022 Share Repurchase Program Extension and Expansion

On October 26, 2022, the Company's Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2023, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 24 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management (“GLM”), ranging from approximately $5.0 million to approximately $151.1 million, and annual revenues ranging from approximately $1.0 million to approximately $25.6 million. Historically, we have completed acquisitions at EBITDA purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•
Severe Impact of COVID-19 — The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the end of fiscal 2021. Late in the second quarter of 2021, management began to see the positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States. In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies. We entered 2022 planning to stage a full slate of events and successfully traded 84 in-person events during the first nine months of the year, serving more than 282,300 attendees and 13,300 exhibiting companies. While we have been able to resume our full schedule of events during 2022, the ongoing effects of COVID-19 on our operations have had, and will continue to have, a significant negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the COVID-19 pandemic.
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
•
Increases in Inflation and Interest Rates — Heightened levels of inflation present risk for us in terms of increased labor costs, venue costs and other expenses that may not be able to be passed on to customers through increased pricing. In addition, due to inflationary pressures, rising interest rates may increase our financing and borrowing costs on new and existing debt.
•
Lag Time — As the majority of our exhibit space is sold during the twelve months prior to each trade show, there is often a timing difference between changes in the economic conditions of an industry sector vertical and their effect on our results of operations. This lag time can result in a counter-cyclical impact on our results of operations.
•
Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and fourth quarters of each calendar year, and their lowest level during the third quarter, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. However, as a result of outside circumstances such as the COVID-19 pandemic, future results may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA and Organic revenue accounts for these quarterly movements and the timing of shows, where applicable and material.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see Footnote 3 to the table under the heading “—Results of Operations— Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021”.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income (loss), see Footnote 2 to the table under the heading “—Results of Operations— Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 5 to the table under the heading “—Results of Operations— Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.”

Results of Operations

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$62.4	$76.5	$(14.1)	(18.4%)
Other income, net	151.0	1.1	149.9	NM
Cost of revenues	22.7	33.7	(11.0)	(32.6%)
Selling, general and administrative expense(1)	48.7	38.8	9.9	25.5%
Depreciation and amortization expense	14.7	12.2	2.5	20.5%
Operating income (loss)	127.3	(7.1)	134.4	NM
Interest expense	6.8	3.9	2.9	74.4%
Interest income	0.8	—	0.8	NM
Other expense	0.1	—	0.1	NM
Income (loss) before income taxes	121.2	(11.0)	132.2	NM
Provision for (benefit from) income taxes	28.2	(2.0)	30.2	(1510.0%)
Net income (loss) and comprehensive income (loss)	$93.0	$(9.0)	$102.0	NM

Other financial data (unaudited):
Adjusted EBITDA(2)	$149.7	$8.6	$141.1	NM
Organic Revenue(3)	$56.6	$42.4	$14.2	33.5%

(1)
Selling, general and administrative expense for the three months ended September 30, 2022 and 2021 included $6.3 million and $1.4 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expense for the three months ended September 30, 2022 and 2021 were stock-based compensation expenses of $1.3 million and $2.4 million, respectively.
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

	Three Months Ended September 30,
	2022	2021
	(unaudited)
	(dollars in millions)
Net income (loss)	$93.0	$(9.0)
Add (deduct):
Interest expense, net	6.0	3.9
Provision for income taxes	28.2	(2.0)
Depreciation and amortization expense	14.7	12.2
Stock-based compensation expense(a)	1.3	2.4
Deferred revenue adjustment(b)	0.2	0.3
Other items(c)	6.3	1.6
Scheduling adjustments	—	(0.8)
Adjusted EBITDA	149.7	8.6
Deduct:
Event cancellation insurance proceeds	151.0	1.1
Adjusted EBITDA excluding event cancellation insurance proceeds	$(1.3)	$7.5

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(b)
Represents deferred revenue acquired in the PlumRiver Technologies (“PlumRiver”) acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the quarter periods presented, the fair value adjustments of $0.2 million and $0.3 million for PlumRiver for the three months ended September 30, 2022 and 2021, would not have been required and the revenues for the three months ended September 30, 2022 and 2021, would have been higher by $0.2 million.
(c)
Other items for the three months ended September 30, 2022 included: (i) $3.7 million in gains related to the remeasurement of contingent consideration, (ii) $0.6 million in transaction costs, primarily in connection with the Advertising Week and Bulletin acquisitions; (iii) $0.8 million in non-recurring legal, audit and consulting fees, (iv) $1.6 million in transition expenses and (v) $7.0 million in insurance settlement related expenses. Other items for the three months ended September 30, 2021 included: (i) $1.1 million in expense related to the remeasurement of contingent consideration, (ii) $0.4 million in non-recurring legal, audit and consulting fees and (iii) $0.1 million in transition costs in connection with previous acquisitions.

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

	Three Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$62.4	$76.5	$(14.1)	(18.4%)
Add (deduct):
Acquisition revenues	(2.6)	—
COVID-19 prior year cancellations(a)	(3.2)	—
COVID-19 prior year postponements(b)	—	(32.8)
Scheduling adjustments	—	(1.3)
Organic revenues	$56.6	$42.4	$14.2	33.5%

(a)
Represents the increase in 2022 revenues as a result of events that staged in the current year and were cancelled due to COVID-19 in the prior year.
(b)
Represents the decrease in revenues from events that staged in the first half of 2022 but were postponed due to COVID-19 in the prior year and staged in the third quarter of 2021.

Revenues

Revenues of $62.4 million for the three months ended September 30, 2022 decreased $14.1 million, from $76.5 million for the comparable period in 2021, primarily due to a more normal schedule of live events trading during the quarter. See “Commerce Segment – Revenues,” “Design, Creative and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net of $151.0 million during the three months ended September 30, 2022 increased $149.9 million, from $1.1 million in the comparable period in 2021. Other income, net was related to event cancellation insurance claims proceeds, all of which were received during the three months ended September 30, 2022. See “Commerce Segment – Other Income, net,” “Design, Creative and Technology Segment – Other Income, net,” and “All Other Category – Other Income, net” below for a discussion of other income, net by segment.

Cost of Revenues

Cost of revenues of $22.7 million for the three months ended September 30, 2022 decreased $11.0 million, from $33.7 million for the comparable period in 2021, primarily due to a more normal schedule of live events trading during the quarter. See “Commerce Segment – Cost of Revenues,” “Design, Creative and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $48.7 million for the three months ended September 30, 2022 increased $9.9 million, or 25.5%, from $38.8 million for the comparable period in 2021. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design, Creative and

Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate – Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $14.7 million for the three months ended September 30, 2022, increased $2.5 million, or 20.5% from $12.2 million for the comparable period in 2021. See “Commerce Segment – Depreciation and Amortization Expense,” “Design, Creative and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Commerce

The following represents the change in revenue, expenses and operating (loss) profit in the Commerce reportable segment for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$33.9	$38.8	$(4.9)	(12.6%)
Other income, net	2.4	1.1	1.3	118.2%
Cost of revenues	10.5	14.3	(3.8)	(26.6%)
Selling, general and administrative expense	9.9	8.4	1.5	17.9%
Depreciation and amortization expense	8.1	5.9	2.2	37.3%
Operating income	$7.8	$11.3	$(3.5)	(31.0%)

Revenues

During the three months ended September 30, 2022, revenues for the Commerce reportable segment decreased $4.9 million, or 12.6%, to $33.9 million from $38.8 million for the comparable period in the prior year. The primary driver of the decrease was $11.5 million of prior year revenue generated by events that normally stage during the first half of the year but were postponed to the third quarter of 2021 due to COVID-19. Organic revenues increased by $6.9 million, or 26.5%, to $33.1 million from $26.1 million for the comparable period in the prior year. This growth was driven by a $7.1 million, or 28.5%, increase to $32.0 million from $24.9 million in trade show revenue from events that staged in the same period in both years, offset by lower other marketing services revenues. The acquisition of MJBiz generated incremental revenues of $0.8 million during the three months ended September 30, 2022. The Commerce reportable segment revenues were also reduced by a $1.1 million scheduling adjustment in the third quarter of 2022.

Other Income, net

Other income, net of $2.4 million was recorded for the Commerce reportable segment related to event cancellation insurance claims proceeds for the three months ended September 30, 2022. All of the $2.4 million of other income, net for the Commerce reportable segment was received during the three months ended September 30, 2022. Other income, net of $1.1 million was recorded for the Commerce reportable segment related to event cancellation insurance proceeds during the quarter ended September 30, 2021. All of the $1.1 million of other income, net for the Commerce reportable segment was received during the three months ended September 30, 2021.

Cost of Revenues

During the three months ended September 30, 2022, cost of revenues for the Commerce reportable segment decreased $3.8 million, or 26.6%, to $10.5 million from $14.3 million for the comparable period in the prior year. The primary driver of the decrease was $5.3 million of costs for events that normally stage during the first half of the year but were postponed to the third quarter of 2021 due to COVID-19 and a $1.0 million decrease in event cancellation charges. Organic cost of revenues increased by $2.6 million, or 35.1%, to $10.0 million from $7.4 million for the comparable period in the prior year. This growth was primarily driven by events that staged in same period in both years.

Selling, General and Administrative Expense

During the three months ended September 30, 2022, selling, general and administrative expense for the Commerce reportable segment increased $1.5 million, or 17.9%, to $9.9 million, from $8.4 million for the comparable period in 2021. The primary driver of the increase was expenses related to the acquisition of MJBiz in December 2021, offset by lower promotional costs.

Depreciation and Amortization Expense

During the three months ended September 30, 2022, depreciation and amortization expense for the Commerce reportable segment increased $2.2 million, or 37.3%, to $8.1 million from $5.9 million for the comparable period in 2021. The increase was driven by incremental amortization attributable to the December 2021 acquisition of MJBiz.

Design, Creative and Technology

The following represents the change in revenue, expenses and operating (loss) profit in the Design, Creative and Technology reportable segment for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$23.0	$34.8	$(11.8)	(33.9%)
Cost of revenues	9.8	19.1	(9.3)	(48.7%)
Selling, general and administrative expense	10.7	11.1	(0.4)	(3.6%)
Depreciation and amortization expense	5.0	4.9	0.1	2.0%
Operating loss	$(2.5)	$(0.3)	$(2.2)	NM

Revenues

During the three months ended September 30, 2022 revenues for the Design, Creative and Technology reportable segment decreased $11.8 million, or 33.9%, to $23.0 million, from $34.8 million for the comparable period in 2021. The primary driver of the decrease was the non-recurrence of $21.3 million of prior year revenue generated by events that normally stage during the first half of the year but had been postponed to the third quarter of 2021 due to COVID-19 offset by $2.1 million in current year revenues from events that were cancelled in the prior year due to COVID-19. Organic revenues increased by $5.5 million, or 42.9%, to $18.4 million from $12.9 million for the comparable period in the prior year. This growth was driven by a $4.8 million, or 78.7%, increase to $10.9 million from $6.1 million in trade show revenue from events that staged in the same period in both years and $1.3 million generated from two new event launches, offset by lower other marketing services revenues. The acquisition of Advertising Week in June 2022 generated incremental revenue of $1.8 million during the three months ended September 30, 2022.

Cost of Revenues

During the three months ended September 30, 2022, cost of revenues for the Design, Creative and Technology reportable segment decreased $9.3 million, or 48.7%, to $9.8 million from $19.1 million for the comparable period in 2021. The primary driver of the decrease was the non-recurrence of $11.7 million of costs for events that normally stage during the first half of the year but had been postponed to the third quarter of 2021 due to COVID-19 and a $1.9 million decrease in event cancellation charges during the three months ended September 30, 2022. These declines were partially offset by $0.8 million in current year costs from events that were cancelled in the prior year due to COVID-19. Organic cost of revenues increased by $2.3 million, or 51.1%, to $6.8 million from $4.5 million for the comparable period in the prior year. This growth was primarily driven by trade shows that staged in the same period in both years and the launch of two new events during the three months ended September 30, 2022. The acquisition of Advertising Week in June 2022 generated $1.3 million of incremental cost of revenues during the three months ended September 30, 2022.

Selling, General and Administrative Expense

During the three months ended September 30, 2022, selling, general and administrative expense for the Design, Creative and Technology reportable segment decreased $0.4 million, or 3.6%, to $10.7 million from $11.1 million for the comparable period in 2021. The primary driver of the decrease was lower higher selling, promotional and travel expenses partly offset by incremental expense from the acquisition of Advertising Week.

Depreciation and Amortization Expense

During the three months ended September 30, 2022, depreciation and amortization expense for the Design, Creative and Technology reportable segment increased $0.1 million, or 2.0%, to $5.0 million from $4.9 million for the comparable period in 2021. The increase was driven by incremental amortization attributable to the June 2022 acquisition of Advertising Week.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$5.5	$2.9	$2.6	89.7%
Cost of revenues	2.4	0.3	2.1	NM
Selling, general and administrative expense	6.3	3.4	2.9	85.3%
Depreciation and amortization expense	0.9	0.7	0.2	28.6%
Operating loss	$(4.1)	$(1.5)	$(2.6)	173.3%

Revenues

During the three months ended September 30, 2022 revenues for the All Other category increased $2.6 million, or 89.7%, to $5.5 million from $2.9 million for the comparable period in 2021. The primary drivers of the increase were $1.0 million of additional software subscription revenues as well as $0.9 million in revenue generated by events that staged in the third quarter of 2022 but were cancelled due to COVID-19 in the third quarter of 2021. A newly launched event generated $0.8 million of incremental revenue during the three months ended September 30, 2022.

Cost of Revenues

During the three months ended September 30, 2022, cost of revenues for the All Other category increased $2.1 million to $2.4 million from $0.3 million for the comparable period in 2021. The primary drivers of the increase were $0.6 million of expense related to the Company's software subscription business, $0.9 million for events that staged in the third quarter of 2022 but had been cancelled due to COVID-19 in the third quarter of 2021 and $0.6 million related to the aforementioned newly launched event.

Selling, General and Administrative Expense

During the three months ended September 30, 2022, selling, general and administrative expense for the All Other category increased $2.9 million, or 85.3%, to $6.3 million from $3.4 million for the comparable period in 2021. The increase was primarily related to growth in the Company’s software subscription business as well as the continued ramp of the Xcelerator division.

Depreciation and Amortization Expense

During the three months ended September 30, 2022 depreciation and amortization expense for the All Other category increased $0.2 million, or 28.6%, to $0.9 million from $0.7 million for the comparable period in 2021.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Other income, net	$148.6	$—	$148.6	NM
Selling, general and administrative expense	21.8	$15.9	5.9	37.1%
Depreciation and amortization expense	0.7	0.7	—	—
Operating income (loss)	$126.1	$(16.6)	$142.7	NM

Other Income, net

During the three months ended September 30, 2022 other income, net for the Corporate category was $148.6 million and was related to a one-time insurance litigation settlement. The one-time settlement payment was not specifically attributable to any of the Company's outstanding event cancellation insurance claims and therefore was not recorded at the segment level.

Selling, General and Administrative Expense

During the three months ended September 30, 2022 selling, general and administrative expense for the Corporate category increased $5.9 million, or 37.1%, to $21.8 million from $15.9 million for the comparable period in 2021. The increase was primarily to higher one-time transaction and insurance settlement related costs, offset by contingent consideration adjustments recorded during the three months ended September 30, 2022.

Depreciation and Amortization Expense

During the three months ended September 30, 2022 depreciation and amortization expense for the Corporate category was $0.7 million for both periods in 2022 and 2021.

Interest Expense

Interest expense of $6.8 million for the three months ended September 30, 2022 increased $2.9 million, or 74.4%, from $3.9 million for the comparable period in 2021. The increase is attributable to a higher effective interest rate of 4.83% on our outstanding indebtedness for the three months ended September 30, 2022 compared to 2.59% for the comparable period in the prior year.

Provision for Income Taxes

For the three months ended September 30, 2022, the Company recorded a provision for income taxes of $28.2 million which resulted in an effective tax rate of 23.3% for the three months ended September 30, 2022. The Company recorded a benefit from income taxes of $2.0 million and an effective tax rate of 17.5% for the three months ended September 30, 2021. The change in the effective tax rate for the three months ended September 30, 2022 is attributable to the timing of current period and full year projected results.

Net Income (Loss)

Net income of $93.0 million for the three months ended September 30, 2022 represented a $102.0 million improvement from net loss of $9.0 million for the comparable period in 2021. The key driver of the improvement was the recognition of other income, net of $151.0 million related to event cancellation insurance litigation settlement and event cancellation insurance claim proceeds during the three months ended September 30, 2022.

Adjusted EBITDA

Adjusted EBITDA of $149.7 million for the three months ended September 30, 2022 increased by $141.1 million, from negative $8.6 million for the comparable period in 2021. The increase in Adjusted EBITDA was primarily attributable to a $102.0 million increase in net income described above, as well as higher addbacks for income taxes, interest expense, depreciation and amortization and one-time costs, offset by lower add-backs stock-based compensation.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The tables in this section summarize key components of our results of operations for the periods indicated.

	Nine Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$232.3	$104.4	$127.9	NM
Other income, net	182.8	17.5	165.3	NM
Cost of revenues	83.3	41.3	42.0	NM
Selling, general and administrative expenses(1)	127.6	102.7	24.9	24.2%
Depreciation and amortization expense	43.0	36.1	6.9	19.1%
Goodwill impairment charge(2)	6.3	—	6.3	NM
Intangible asset impairment charges(3)	1.6	—	1.6	NM
Operating income (loss)	153.3	(58.2)	211.5	(363.4%)
Interest expense	15.5	12.0	3.5	29.2%
Interest income	1.1	0.1	1.0	NM
Other expense	0.2	0.1	0.1	NM
Income (loss) before income taxes	138.7	(70.2)	208.9	(297.6%)
Provision for income taxes	30.3	0.6	29.7	4950.0%
Net income (loss) and comprehensive income (loss)	$108.4	$(70.8)	$179.2	(253.1%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$214.5	$(6.4)	$220.9	NM
Free Cash Flow(5)	$191.2	$32.1	$159.1	495.6%
Organic revenue(6)	$152.2	$107.0	$45.2	42.2%

(1)
Selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 included $4.9 million and $5.6 million, respectively, in acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for the nine months ended September 30, 2022 and 2021 were stock-based compensation expenses of $5.0 million and $8.2 million, respectively.
(2)
Goodwill impairment charge for the nine months ended September 30, 2022 and 2021 represents a non-cash charge of $6.3 million and zero, respectively.
(3)
Intangible asset impairment charges for the nine months ended September 30, 2022 and 2021 represent non-cash charges of $1.6 million and zero for certain indefinite-lived intangible assets and definite-lived intangible assets, respectively, in connection with the Company’s interim testing of intangibles for impairment.
(4)
For a definition of Adjusted EBITDA and the reasons management uses this metric, see footnote 2 to the table under the heading “— Results of Operations — Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021.”

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
	(dollars in millions)
Net income (loss)	$108.4	$(70.8)
Add:
Interest expense, net	14.4	11.9
Provision for income taxes	30.3	0.6
Goodwill impairment charge(a)	6.3	—
Intangible asset impairment charge(b)	1.6	—
Depreciation and amortization expense	43.0	36.1
Stock-based compensation expense(c)	5.0	8.2
Deferred revenue adjustment(d)	0.6	1.4
Other items(e)	4.9	5.6
Scheduling adjustments	—	0.6
Adjusted EBITDA	$214.5	$(6.4)
Deduct:
Event cancellation insurance proceeds	182.8	17.5
Adjusted EBITDA excluding event cancellation insurance proceeds	$31.7	$(23.9)

(a)
Represents non-cash goodwill impairment charges for the nine months ended September 30, 2022, in connection with the Company’s interim testing of goodwill for impairment.
(b)
Represents non-cash intangible asset impairment charges for the nine months ended September 30, 2022, in connection with the Company’s interim testing of intangibles for impairment.
(c)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(d)
Represents deferred revenue acquired in the PlumRiver acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the periods presented, the fair value adjustments of $0.6 million and $1.4 million for PlumRiver for the nine months ended September 30, 2022 and 2021, respectively, would not have been required and the revenues for the nine months ended September 30, 2022 and 2021, would have been higher by $0.6 million and $1.4 million, respectively.
(e)
Other items for the nine months ended September 30, 2022 included: (i) $9.5 million in gains related to the remeasurement of contingent consideration; (ii) $3.4 million in transaction costs, primarily in connection with the MJBiz, Advertising Week and Bulletin acquisitions; (iii) $2.0 million in non-recurring legal, audit and consulting fees; (iv) $1.9 million in transition expenses and (v) $7.0 million in insurance litigation settlement related expenses. Other items for the nine months ended September 30, 2021 included: (i) $2.6 million in expense related to the remeasurement of contingent consideration; (ii) $2.2 million in non-recurring legal, audit and consulting fees; (iii) $0.4 million in transition costs in connection with previous acquisitions and (iv) $0.4 million in transaction costs in connection with PlumRiver LLC, EDspaces and Sue Bryce Education acquisitions.

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

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	198.7	$36.3
Less:
Capital expenditures	7.5	4.2
Free Cash Flow	$191.2	$32.1
(6)
For a definition of Adjusted Organic revenue and the reasons management uses this metric, see Footnote 3 to the table under the heading “—Results of Operations—Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021”

	Nine Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$232.3	$104.4	$127.9	122.5%
Add (deduct):
Acquisition revenues	(4.8)	—
COVID-19 prior year cancellations(a)	(75.3)	—
Scheduling adjustments	—	2.6
Organic revenues	$152.2	$107.0	$45.2	42.2%

(a)
Represents the increase in 2022 revenues as a result of events that staged in the current year and were cancelled due to COVID-19 in the prior year.
(b)
Represents the increase in revenues from events that staged in the second quarter of 2022 but were also postponed and staged in the second half of 2021 due to COVID-19.

Revenues

Revenues of $232.3 million for the nine months ended September 30, 2022 increased $127.9 million, from $104.4 million for the comparable period in 2021, primarily due to a more normal schedule of live events trading during 2022. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

For the nine months ended September 30, 2022, other income, net of $182.8 million was recorded related to event cancellation insurance claims proceeds, all of which was received during the period. During the prior year period, other income, net of $17.5 million was recorded related to event cancellation insurance claims proceeds, all of which was received during the nine months ended September 30, 2021. See “Commerce Segment – Revenues,” “Design and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of other income, net by segment.

Cost of Revenues

Cost of revenues of $83.3 million for the nine months ended September 30, 2022 increased $42.0 million, from $41.3 million for the comparable period in 2021, primarily due to a more normal schedule of live events trading during 2022. See “Commerce Segment – Cost of Revenues,” “Design and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $127.6 million for the nine months ended September 30, 2022 increased $24.9 million, or 24.2%, from $102.7 million for the comparable period in 2021. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate – Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense of $43.0 million for the nine months ended September 30, 2022 increased $6.9 million, or 19.1%, from $36.1 million for the comparable period in 2021. See “Commerce Segment – Depreciation and Amortization Expense,” “Design and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairment

During the nine months ended September 30, 2022, in connection with the change in operating segments that resulted in a change in reporting units, we performed an interim goodwill impairment assessment. As a result of this assessment, the Company recorded a $6.3 million non-cash goodwill impairment charge. The impairment consisted of the write-down of goodwill, equal to the excess carrying value of goodwill above fair value, of all of the reporting units included in our Design, Creative and Technology reportable segment and the All Other category. See “Design, Creative and Technology Segment – Goodwill Impairment,” and “All Other Category – Goodwill Impairment” below for further discussion of goodwill impairment. No goodwill impairment charges were recorded during the nine months ended September 30, 2021.

Intangible Asset Impairment

Due to the change in operating segments described above, management performed impairment assessments of our indefinite-lived intangible assets during the nine months ended September 30, 2022. These assessments resulted in the recognition of a non-cash impairment charge of $1.6 million, which included non-cash impairment charges for certain of our indefinite-lived trade name intangible assets. See “Design, Creative and Technology Segment – Intangible Asset Impairments,” below for further discussion of total intangible asset impairments. No intangible asset impairment charges were recorded during the nine months ended September 30, 2021.

Segment Results for the Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Commerce

The following represents the change in revenue, expenses and operating loss in the Commerce reportable segment for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$110.3	$48.3	$62.0	128.4%
Other income, net	8.0	7.8	0.2	2.6%
Cost of revenues	32.3	17.3	15.0	86.7%
Selling, general and administrative expenses	28.3	19.0	9.3	48.9%
Depreciation and amortization expense	23.9	17.9	6.0	33.5%
Operating income	$33.8	$1.9	$31.9	NM

Revenues

During the nine months ended September 30, 2022, revenues for the Commerce reportable segment increased $62.0 million, or 128.4%, to $110.3 million from $48.3 million for the comparable period in the prior year. The primary driver of the increase was $39.1 million of revenue generated by events that staged during the nine months ended September 30, 2022 but were cancelled in the prior year due to COVID-19. Organic revenues increased by $21.4 million, or 48.6%, to $65.4 million from $44.0 million for the comparable period in the prior year. This growth was driven by a $19.9 million, or 49.7%, increase to $60.1 million from $40.2 million in trade show revenue from events that staged in the same period in both years and $2.0 million from two new events that launched in the first half of 2022, offset by lower other marketing services revenues. The remaining increase was attributable to $2.6 million of incremental revenues from the acquisition of MJBiz in December 2021. The Commerce reportable segment revenues were also impacted by a $1.1 million scheduling adjustment in the nine months ended September 30, 2022.

Other Income, net

During the nine months ended September 30, 2022 other income, net for the Commerce reportable segment increased $0.2 million, or 2.6%, to $8.0 million from $7.8 million for the comparable period in the prior year. Other income, net for both nine-month periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period. All event cancellation insurance proceeds recognized as other income, net for the Commerce reportable segment during the nine months ended September 30, 2022 were received during the period. All of the $7.8 million, of event cancellation insurance proceeds recognized as other income, net during the nine months ended September 30, 2021 were received during the period.

Cost of Revenues

During the nine months ended September 30, 2022, cost of revenues for the Commerce reportable segment increased $15.0 million, or 86.7%, to $32.3 million from $17.3 million for the comparable period in the prior year. The primary driver of the increase was $10.0 million of costs for events that staged during the nine month ended September 30, 2022 but were cancelled in the prior year due to COVID-19. Organic cost of revenues increased by $4.5 million, or 29.8%, to $19.6 million from $15.1 million for the comparable period in the prior year. This growth was primarily driven by events that staged in the same period in both years and two new events that launched in the first half of 2022. The remaining increase in revenues was attributable to the acquisition of MJBiz in December 2021.

Selling, General and Administrative Expense

During the nine months ended September 30, 2022, selling, general and administrative expenses for the Commerce reportable segment increased $9.3 million, or 48.9%, to $28.3 million from $19.0 million for the comparable period in 2021. The primary driver of the increase was driven by the acquisition of MJBiz in December 2021 as well as higher promotional, salaries and commission expenses.

Depreciation and Amortization Expense

During the nine months ended September 30, 2022, depreciation and amortization expense for the Commerce reportable segment increased $6.0 million, or 33.5%, to $23.9 million from $17.9 million for the comparable period in 2021. The increase was driven by incremental amortization attributable to the December 2021 acquisition of MJBiz.

Design, Creative and Technology

The following represents the change in revenue, expenses and operating loss in the Design and Technology reportable segment for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$108.1	$48.0	$60.1	125.2%
Other income, net	25.3	9.2	16.1	175.0%
Cost of revenues	44.9	23.1	21.8	94.4%
Selling, general and administrative expenses	31.6	26.4	5.2	19.7%
Depreciation and amortization expense	14.6	14.4	0.2	1.4%
Goodwill impairment charge	5.8	—	5.8	NM
Intangible asset impairment charges	1.6	—	1.6	NM
Operating income (loss)	$34.9	$(6.7)	$41.6	NM

Revenues

During the nine months ended September 30, 2022 revenues for the Design, Creative and Technology reportable segment increased $60.1 million, or 125.2%, to $108.1 million from $48.0 million for the comparable period in 2021. The primary driver of the increase was $34.4 million of revenue generated by events that staged during the nine months ended September 30, 2022 but were cancelled in the prior year due to COVID-19. Organic revenues increased by $19.8 million, or 41.8%, to $67.2 million from $47.4 million for the comparable period in the prior year. This growth was primarily driven by a $17.9 million, or 60.5%, increase to $47.4 million from $29.5 million in trade show revenue from events that staged in the same period in both years and $1.3 million from two new events that launched in the first half of 2022. The remaining increase was attributable to $2.2 million of incremental revenues from the acquisition of Advertising Week in June 2022. Revenues also include $3.6 million from events that staged during the nine months ended September 30, 2022, but staged in the fourth quarter of 2021.

Other Income, net

During the nine months ended September 30, 2022 other income, net for the Design, Creative and Technology reportable segment increased $16.1 million, or 175.0% to $25.3 million from $9.2 million for the comparable period in the prior year. Other income, net for both nine-month periods related to event cancellation insurance claim proceeds received or confirmed by the insurance provider during the period. All event cancellation insurance proceeds recognized as other income, net for the Design, Creative and Technology reportable segment during the nine months ended September 30, 2022 were received during the period. All event cancellation insurance proceeds recognized as other income, net for the Design, Creative and Technology reportable segment during the nine months ended September 30, 2021 were received during the period.

Cost of Revenues

During the nine months ended September 30, 2022 cost of revenues for the Design, Creative and Technology reportable segment increased $21.8 million, or 94.4%, to $44.9 million from $23.1 million for the comparable period in 2021. The primary driver of the increase was $13.0 million of cost of revenue generated by events that staged during the nine months ended September 30, 2022 but were cancelled in the prior year due to COVID-19. Organic cost of revenues increased by $6.2 million, or 32.0%, to $25.6 million from $19.4 million for the comparable period in the prior year. This growth was primarily driven by events that staged in the same period in both years and two new events that launched in the first half of 2022. The remaining increase in cost of revenues was attributable to the acquisition of Advertising Week in June 2022. Design, Creative and Technology segment cost of revenues also include $2.2 million from events that staged during the nine months ended September 30, 2022, but staged in the fourth quarter of 2021.

Selling, General and Administrative Expense

During the nine months ended September 30, 2022 selling, general and administrative expenses for the Design, Creative and Technology reportable segment increased $5.2 million, or 19.7%, to $31.6 million from $26.4 million for the comparable period in 2021. The primary driver of the increase was driven by the acquisition of Advertising Week in June 2022 as well as higher promotional, salaries and commission expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Design, Creative and Technology reportable segment was $14.6 million and $14.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Goodwill Impairment

Due to the change in operating segments and reporting units described in Note 6, Intangible Assets and Goodwill, above, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the nine months ended September 30, 2022. As a result of this assessment, a $5.8 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design, Creative and Technology reportable segment. No goodwill impairment charges were recorded in the Design, Creative and Technology reportable segment during the nine months ended September 30, 2021.

Intangible Asset Impairments

In connection with the change in operating segments described above, management performed impairment assessments of indefinite-lived intangible assets during the nine months ended September 30, 2022, and as a result, recognized a non-cash impairment charge related to certain indefinite-lived intangible assets under the Design, Creative and Technology reportable segment of $1.6 million. No intangible asset impairment charges were recorded in the Design, Creative and Technology reportable segment during the nine months ended September 30, 2021.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$13.9	$8.1	$5.8	71.6%
Other income, net	0.9	0.5	0.4	80.0%
Cost of revenues	6.1	0.9	5.2	NM
Selling, general and administrative expenses	17.3	9.4	7.9	84.0%
Depreciation and amortization expense	2.5	2.1	0.4	19.0%
Goodwill impairment charge	0.5	—	0.5	NM
Operating loss	$(11.6)	$(3.8)	$(7.8)	205.3%

Revenues

During the nine months ended September 30, 2022 revenues for the All Other category increased $5.8 million, or 71.6%, to $13.9 million from $8.1 million for the comparable period in 2021. Organic revenues increased by $4.1 million, or 51.9%, to $12.0 million from $7.9 million for the comparable period in the prior year. This growth was primarily driven by a $2.8 million, or 35.9%, increase to $10.7 million from $7.9 million in software subscription revenue and $1.2 million from new events launched by the Company's Xcelerator division. All other category revenues also increased by $1.9 million from events that staged during the nine months ended September 30, 2022 but were cancelled in the prior year due to COVID-19.

Other Income, net

During the nine months ended September 30, 2022 other income, net for the All Other category increased $0.4 million, or 80.0%, to $0.9 million from $0.5 million for the comparable period in the prior year. Other income, net for both nine-month periods related to event cancellation insurance claim proceeds received during the period.

Cost of Revenues

During the nine months ended September 30, 2022, cost of revenues for the All Other category increased $5.2 million to $6.1 million from $0.9 million for the comparable period in 2021. The primary drivers of the increase were $2.1 million of costs related to the growth of the Company's software subscription business, $1.9 million related to the events that staged in the current year but were cancelled in the prior year due to COVID-19 and $1.1 million of costs related to new event launches.

Selling, General and Administrative Expense

During the nine months ended September 30, 2022 selling, general and administrative expenses for the All Other category increased $7.9 million, or 84.0%, to $17.3 million from $9.4 million for the comparable period in 2021. The increase in selling, general and administrative expense was primarily driven by higher costs associated with the growth of the Company’s software subscription business and as well as the continued ramp of the Xcelerator division.

Depreciation and Amortization Expense

During the nine months ended September 30, 2022 depreciation and amortization expense for the All Other category increased $0.4 million, or 19.0%, to $2.5 million from $2.1 million for the comparable period in 2021.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Variance $	Variance %
	(unaudited) (dollars in millions)
Other income, net	$148.6	$—	$148.6	NM
Selling, general and administrative expenses	50.4	47.9	2.5	5.2%
Depreciation and amortization expense	2.0	1.7	0.3	17.6%
Operating income (loss)	$96.2	$(49.6)	$145.8	NM

Other Income, net

During the nine months ended September 30, 2022 other income, net for the Corporate category was $148.6 million and was related to a one-time insurance litigation settlement. The one-time settlement payment was not specifically attributable to any of the Company's outstanding event cancellation insurance claims and therefore was not recorded at the segment level.

Selling, General and Administrative Expense

During the nine months ended September 30, 2022 selling, general and administrative expenses for the Corporate category decreased $2.5 million, or 5.2%, to $50.4 million from $47.9 million for the comparable period in 2021. The increase was primarily attributable to higher salary and bonus expense offset by gains attributable to the remeasurement of contingent consideration.

Depreciation and Amortization Expense

During the nine months ended September 30, 2022 depreciation and amortization expense for the Corporate category increased $0.3 million, or 17.6%, to $2.0 million from $1.7 million for the comparable period in 2021.

Interest Expense, net

Interest expense, net of $15.5 million for the nine months ended September 30, 2022 increased $3.5 million, or 29.2%, from $12.0 million for the comparable period in 2021. The increase was primarily attributable to an increase in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during the nine months ended September 30, 2022 was 3.59%, compared to 2.61% during the nine months ended September 30, 2021. The increase in interest expense was offset by interest income of $1.1 million during the nine months ended September 30, 2022.

Provision for Income Taxes

For the nine months ended September 30, 2022 and 2021, the Company recorded a provision for income taxes of $30.3 million and $0.6 million, respectively, which resulted in an effective tax rates of 21.8% and negative 0.9% for the nine months ended September 30, 2022 and 2021, respectively. The change in the effective tax rate for the nine months ended September 30, 2022 is attributable to the timing of current period and full year projected results.

Net Income / (Loss)

Net income of $108.4 million for the nine months ended September 30, 2022 represented a $179.2 million improvement from net loss of $70.8 million for the comparable period in 2021. Key drivers of the year-over-year increase were an increase in revenues of $127.9 million and other income, net of $165.3 million offset by increases in cost of revenues of $42.0 million, a $29.7 million increase in provision for income taxes, selling, general and administrative expenses of $24.9 million, depreciation and amortization of $6.9 million, non-cash goodwill change of $6.3 million and non-cash intangible asset impairment charges of $1.6 million.

Adjusted EBITDA

Adjusted EBITDA of $214.5 million for the nine months ended September 30, 2022 increased by $220.9 million, from Adjusted EBITDA of negative $6.4 million for the comparable period in 2021. The increase in Adjusted EBITDA, was mainly driven by the $179.2 million increase in net income described above during the nine months ended September 30, 2022, as well as higher addbacks for income taxes, interest expense, depreciation and amortization and one-time costs offset by lower addbacks for stock-based compensation.

Liquidity and Capital Resources

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United Stated and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the end of fiscal year 2021. Late in the second quarter of 2021, management began to see the positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States. In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies. We entered 2022 planning to stage a full slate of events and successfully traded 84 in-person events during the first nine months of the year, serving more than 282,300 attendees and 13,300 exhibiting companies. While we have been able to resume our full schedule of events in the first quarter of 2022, the ongoing effects of COVID-19 on our operations have had, and will continue to have, a significant negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of the COVID-19 pandemic.

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

On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. Other income, net recognized through September 30, 2022 related to insurance claim and settlement proceeds received totaled $367.1 million. During the three and nine months ended September 30, 2022, we recorded other income, net of $151.0 million and $182.8 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management. All of the other income, net recognized during the three and nine months ended September 30, 2022 was received during the period. During the three and nine months ended September 30, 2021, we recorded other income, net of $1.1 million and $17.5 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management. All of the other income, net recognized during the three and nine months ended September 30, 2021 was received during the period.

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

As of September 30, 2022, the Company had $515.3 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of September 30, 2022, the Company had cash and cash equivalents of $366.1 million. As of September 30, 2022, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Based on these actions, assumptions regarding the impact of COVID-19, and receipt of insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program (the “October 2020 share repurchase program”). Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. We settled the repurchase of 1,590,030 shares and 1,193,861 shares of our common stock for $5.9 million and $5.5 million during the three months ended September 30, 2022 and September 30, 2021, respectively. We settled the repurchase of 2,828,236 shares and 2,122,964 shares of our common stock for $10.2 million and $10.7 million during the nine months ended September 30, 2022 and September 30, 2021, respectively. There was $9.2 million remaining available for share repurchases under the October 2020 Share Repurchase Program as of September 30, 2022.

On October 29, 2021, our Board approved extension and expansion of the October 2020 share repurchase program, which allows for the repurchase of $20.0 million of our Common Stock through December 31, 2022. On October 26, 2022, our Board approved the extension and expansion of the October 2020 share repurchase program, which allows for the repurchase of $20.0 million of our Common Stock through December 31, 2023, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$198.7	$36.3
Net cash used in investing activities	$(45.1)	$(11.1)
Net cash used in financing activities	$(18.7)	$(16.9)

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

Net cash provided by operating activities for the nine months ended September 30, 2022 was $198.7 million, as compared to net cash provided by operating activities of $36.3 million for the nine months ended September 30, 2021. Cash provided by operating activities primarily reflects the increase in our net income of $179.2 million, partly offset by an increase in cash used in working capital of $16.8 million in the nine months ended September 30, 2022. Net income (loss) plus non-cash items provided operating cash flows of $159.4 million and cash outflows of $19.8 million for the nine months ended September 30, 2022 and 2021, respectively. Cash provided by operating activities reflects the generation of $39.3 million and generation of $56.1 million for working capital in the nine months ended September 30, 2022 and 2021, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2022 increased $34.0 million to $45.1 million from $11.1 million in the comparable period in the prior year. The increase was primarily attributable to the acquisitions of two businesses for $37.6 million as well as investments in information technology during the current year.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, borrowing and repayments on our debt to fund business acquisitions and our operations, payments of dividends prior to the suspension of the dividend policy and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the nine months ended September 30, 2022 increased $1.8 million to $18.7 million, compared to $16.9 million for the nine months ended September 30, 2021. The increase was due to higher payments of contingent consideration for acquisition of businesses offset by lower cash outflow for deferred consideration for acquisition of business as well as common stock repurchases during the nine months ended September 30, 2022.

Free Cash Flow

Free Cash Flow for the nine months ended September 30, 2022 increased $159.1 million, to $191.2 million from an inflow of $32.1 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 5 to the table under the heading “—Results of Operations—Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on February 24, 2022, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

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

We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. Our accounting policies and estimates are reevaluated on an ongoing basis and adjustments are made when facts and circumstances dictate a change. We base our estimates and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions. We considered the impacts of the COVID-19 pandemic on our significant estimates and judgments used in applying our accounting policies for the period ended September 30, 2022. However, in light of the pandemic, there is a high degree of uncertainty in applying these judgments and depending on the duration and severity of the pandemic, changes to our estimates and judgments could result in meaningful impacts to our financial statements in future periods.

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

Recently Issued Accounting Pronouncements

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Recently Adopted Accounting Pronouncements

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Jumpstart Our Business Act of 2012

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year; (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities or (iv) the last day of the fiscal year ending December 31, 2022. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations and may elect to take advantage of other reduced reporting obligations in the future. The Company expects to cease to qualify as a emerging growth company on the last day of the fiscal year ending December 31, 2022.

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

Recently, interest rates have remained at relatively low levels on a historical basis and the Federal Reserve maintained the federal funds target range at 0.0% to 0.25% for much of 2021. However, in March 2022, the Federal Reserve approved a 0.25% rate increase, and in each of June, July and September of 2022, it approved a further 0.75% rate increase. The Federal Reserve has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout the year and into 2023 and 2024.

As of September 30, 2022, we had $515.3 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2022.

Historically, inflation did not have a material effect on our business, results of operations, or financial condition. During 2021, inflation began to increase. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, [AR1] results of operations and financial condition. For example, inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments. Operating expenses, including payroll, are impacted to a certain degree by the inflation rate as well. We do not believe that inflation has had a material effect on our results of operations for the periods presented.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the CEO and the Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

As of the end of the period covered by this report, management, under the supervision of the CEO and CFO, evaluated the effectiveness of the Company's disclosure controls and procedures and based on that evaluation, the CEO and CFO concluded its disclosure controls and procedures were not effective at the reasonable assurance level due to the following material weaknesses in internal control over financial reporting.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses remain unremediated as of September 30, 2022:

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s third fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Share Repurchase Program

In October 2020, we announced that our Board of Directors had authorized a $20.0 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by our Board of Directors. In October 2021, our Board approved an extension and expansion of the share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2022. In October 2022, our Board approved an extension and expansion of the share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2023. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

The following table presents our purchases of common stock during the second quarter ended September 30, 2022, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
July 1, 2022 - July 31, 2022	98,057	$3.96	$13.7
August 1, 2022 - August 31, 2022	1,277,463	3.75	8.9
September 1, 2022 - September 30, 2022	214,510	3.70	9.2
Total	1,590,030

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

*+10.1	Binding Settlement Term Sheet, dated August 3, 2022.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema Document

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

* Filed herewith.

+Portions of this exhibit are redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: November 3, 2022	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)