Form 10-K
period 2022-12-31
Emerald Holding, Inc.
filed 2023-03-15
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

For the transition period from _______________________ to ____________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The New York Stock Exchange on June 30, 2022, the last business day of the Registrant’s most recently completed second quarter, was $88.3 million.

47,587,150 shares of the Registrant's Common Stock, which were held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2022 have been excluded from this number in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2023 was 67,881,615.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

Auditor Firm Id:	238	Auditor Name:	PricewaterhouseCoopers LLP	Auditor Location:	Irvine, California

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements about general economic conditions, or more specifically about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements. In addition, statements contained in this Annual Report on Form 10-K relating to potential impact of the COVID-19 pandemic (“COVID-19”) and its potential impacts of which are inherently uncertain, are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including any continuing impact of COVID-19 on our business and the other risk factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Holding, Inc., formerly known as Emerald Expositions Events, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2022,” which refers to our fiscal year ended December 31, 2022.

PART I

Item 1. Business.

BUSINESS

Our Company

Emerald is a leading operator of business-to-business (“B2B”) trade shows in the United States. Leveraging our shows as key market-driven platforms, we integrate live events, media content, industry insights, digital tools, data-focused solutions and e-commerce platforms into three complementary business lines – Connections, Content and Commerce. We have been recognized with many awards and accolades that reflect our industry leadership as well as the importance of our shows to the exhibitors and attendees we serve.

Connections: Our trade show franchises typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is typically held at least annually, with certain franchises offering multiple editions per year. Our shows are frequently the preeminent event, drawing the highest attendance in their respective industry verticals. As a result, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these qualified buyers makes our trade shows compelling events for our exhibitors, offering them an efficient platform for high quality lead generation. Our attendees use our shows for a variety of reasons, most notably to fulfill procurement needs, source new suppliers, reconnect with existing suppliers, identify trends, learn about new products and network with industry peers. We believe that these factors help demonstrate that our in-person shows are paramount and difficult to replace. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers. The scale and qualified attendance at our trade shows translates into an exceptional value proposition for participants, resulting in a self-reinforcing “network effect,” whereby the participation of high-value attendees and exhibitors drives high participant loyalty and predictable, recurring revenue streams.

Content: In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites and related digital products, and produce publications, each of which is aligned with a specific event sector.

Commerce: We offer B2B e-commerce and digital merchandising solutions, serving the needs of manufacturers and retailers through our Elastic Suite and Bulletin platforms, which create a digital year-round transactional platform for use by Emerald’s customers, regardless of location. In addition to their respective revenues, each of these products supports our live events by delivering 365-day engagement and active channels for customer acquisition and development.

We also generate a substantial amount of first-party data across our events, content, and e-commerce platforms. We are in the process of developing products and processes based on our first-party data assets to enhance the customer experience, by providing actionable insights and measurable results through metrics such as content impressions, lead capture rates, conversion rates and transaction value per customer. Our efforts to provide customers with a clearer picture of the return on investment they receive from Emerald’s events should help incentivize customers to deploy more marketing dollars with Emerald, ultimately driving higher revenue per customer. The data we generate should also create efficiencies within Emerald’s sales efforts by enabling cross-selling of events, content, and e-commerce opportunities, contributing to lower sales costs and higher margins.

Our History

In June 2013, certain investment funds managed by an affiliate of Onex Corporation (such funds, collectively with Onex Partners V LP, “Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions. Since the Onex Acquisition, we have acquired and integrated 25 industry-leading, high-quality events and complementary businesses of various sizes for aggregate consideration of approximately $921 million.

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

As of December 31, 2022, Onex owned 47,058,332 shares of our common stock, representing 69.6% of our outstanding common stock. In addition, as of December 31, 2022, Onex owned 69,718,919 shares of our redeemable convertible preferred stock, representing 178,807,950 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 88.3%.

In 2022, we completed two acquisitions. In June, we acquired Advertising Week, a global event and thought leadership platform focused on marketing, media, technology, and culture. In July, we acquired Bulletin, an online wholesale market for retail where brands, buyers and designers gather to connect and discover new products. We believe this acquisition will infuse the NY NOW Gift and Home Show with Bulletin's industry expertise and extensive customer base of brands and retailers.

In 2021, we completed two acquisitions. In April, we acquired Sue Bryce Education and the Portrait Masters, a subscription-based photography business education and e-learning service with a photography conference.

On December 31, 2021, we purchased substantially all of the assets associated with a business known and operated as MJBiz (“MJBiz”), a leading event producer and content platform serving the wide range of commercial companies operating in the rapidly growing cannabis industry. MJBiz produces MJBizCon, the oldest and leading B2B cannabis trade show in America; the Emerald conference, which focuses on science and data analysis in the cannabis industry; and media brands including MjBizDaily, Hemp Industry Daily and MJBIZ Magazine. At the November 2022 live event, MJBizCon featured more than 1,400 exhibiting companies and 22,400 attendees. In addition to diversifying and enhancing Emerald’s portfolio in a high growth industry, the addition of MJBiz further accelerates our strategy of delivering 365-day customer engagement.

Products and Services

We operate leading trade shows in multiple attractive, fragmented industry sectors that represent significant portions of the U.S. economy and serve a large and diverse set of global exhibitors and attendees. This fragmentation of exhibitors and attendees is an especially important characteristic of the trade show industry. Trade shows provide a centralized platform for interaction between large numbers of qualified buyers and sellers (a “many-to-many” environment) within a short period of time, thus enhancing the value delivered to all trade show participants. Further, the highly fragmented nature of our markets enhances the stability of our entire platform as the loss of any single exhibitor or attendee is unlikely to affect the value delivered to and participation of other exhibitors or attendees.

Trade Shows & Other Events

The following is a summary of several of our trade shows and other events by sector and a discussion of our complementary products.

Retail

Spanning a vast market of products, our retail experiences cover merchandising, licensing, sourcing, and marketing to enable professionals to shop intelligently, make informed decisions, and meet consumer demands. Buying customers are able to discover rare finds and big sellers in a complete marketplace of options, along with new brands, potential partners, and beneficial seminars across popular and profitable categories. Events produced in this category include:

☐ ASD Market Week (“ASD”)	☐ JA New York
☐ COUTURE	☐ NY NOW
☐ Impressions	☐ Outdoor Retailer (“OR”)
☐ Pizza Expo ☐ MJ BizCon	☐ RetailX ☐ International Gift Exposition in the Smokies (“IGES)
☐ Sports Licensing & Tailgate Show	☐ Surf Expo

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

Equipment

Our equipment experiences outfit aerospace, construction, industrial, medical, and hospitality professionals with the tools and resources necessary to operate, build, and repair structures, vehicles, and devices of every kind. These events and surrounding platforms serve as a marketplace featuring vendors and innovative products and services, as well as educational centers, supporting a wide array of industries. Examples of our events produced in this category include:

☐ Fastener	☐ National Pavement Expo
☐ Medtrade	☐ PhotoPlus Expo
☐ Sue Bryce Education and the Portrait Masters	☐ Wedding & Portrait Photographers International

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
☐ Marine Military Expos

Other Marketing Services

Other Marketing Services consist of print publications and digital media products that complement our trade show properties, which generated 9.1% of our revenues for the year ended December 31, 2022. These print and digital media products are closely aligned with several of our events across the portfolio categories, facilitating year-round customer contact, new customer generation and content marketing vehicles. Some examples of these products are:

☐ Healthcare Design	☐ Kitchen & Bath Business (“KBB”)
☐ Hospitality Design	☐ Pizza Today
☐ MJBiz Daily

Subscription Software and Services

We provide software-as-a-service technology through our Elastic Suite platform. Elastic Suite’s platform streamlines the wholesale buying process for both brands and retail buyers, creating a digital year-round transactional platform for use by Emerald’s customers. We believe this platform will accelerate Emerald’s strategy to provide 365-day-per-year engagement for our customer base, regardless of location, by expanding our digital commerce capabilities and providing our customers with transactional functionality, including enterprise-level integration to brands’ enterprise resource planning (“ERP”) systems, allowing customers to manage orders, real-time inventory, and product merchandising. Elastic Suite is integrated with leading manufacturers and retailers across numerous industries, most notably in the outdoor, surf, cycling, footwear and sporting goods verticals, and is expected to complement Emerald’s portfolio of leading show brands, including OR and Surf Expo, among others. Elastic Suite’s B2B platform bridges the gap between sellers’ order processing systems and allows brands to sell directly to their buyers using print-free digital product catalogs and merchandising technology, enabling brands to increase their efficiency, effectiveness, sustainability and profitability.

Reportable Segments

As described in Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the determination of our reportable segments is consistent with the information provided our Chief Executive Officer, who is considered the chief operating decision-maker (the "CODM"). The CODM evaluates performance based on the results of seven executive brand portfolios, which represent our seven operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, five of these operating segments have been aggregated into two reportable segments, the "Commerce" reportable segment and the "Design, Creative & Technology" reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a "Corporate-Level Activities" category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 18, “Financial Statements and Supplementary Data—Segment Information.”

The following discussion provides additional detailed disclosure for the two reportable segments, the "All Other" category and the "Corporate-Level Activity" category:

Commerce: This segment includes events and services covering merchandising, licensing, retail sourcing and marketing to enable professionals to make informed decisions and meet consumer demands.

Design, Creative & Technology: This segment includes events and services that support a wide variety of industries connecting businesses and professionals with products, operational strategies, and integration opportunities to drive new business and streamline processes and creative solutions.

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

Seasonality

As is typical for the trade show industry, our business has historically been seasonal, with our pre-COVID revenue recognized from trade shows typically reaching its highest level during the first and third quarters of each calendar year, entirely due to the timing of our trade shows. As a result of the MJBiz and Advertising Week acquisitions at the end of 2021 and during the second quarter of 2022, respectively, our seasonality trend shifted, where revenue now typically reaches its highest level during the first and fourth quarters of each calendar year, entirely due to the timing of our live events.

Intellectual Property

Our intellectual property and proprietary rights are important to our business. We undertake to strategically and proactively develop our intellectual property portfolio by registering our trademarks. We currently rely primarily on trademark laws to protect our intellectual property rights. We do not own, but have a license to use, certain trademarks belonging to an industry association in connection with our KBIS and CEDIA Expo. The KBIS license runs through 2043 and the CEDIA Expo license continues in perpetuity. See “Risk Factors—Risks Related to our Intellectual Property and Information Technology” for further discussion relating to our trademarks.

Human Capital Resources

At Emerald, we consider our employees to be the foundation of our growth and success. As such, our future depends in large part on our ability to attract, retain, and motivate qualified and diverse personnel.

As of December 31, 2022, we had 759 full-time employees. Our management team principally works from our New York City headquarters (60 employees) and our Southern California corporate offices (67 employees), with members of our sales team located throughout the United States, mainly near the geographic markets they serve. As of February 2, 2023, our senior management team was 49% female and our overall employee population was 63% female.

Career development at Emerald is fostered through ongoing employee feedback, performance reviews and employee satisfaction surveys. These surveys regularly solicit employees’ to help Emerald track progress and the well-being of our workforce. In addition to monthly town halls conducted by our CEO, which foster transparent and consistent communication throughout the company, Emerald hosts a company-wide, in-person conference called ACE (Agility, Commitment and Excellence). ACE brings team members from around the country together to reconnect, face-to-face, and take part in presentations from top executives and smaller breakout sessions that focused on Emerald’s new business ventures, strategic roadmap and an employee award presentation which recognized individuals chosen by their peers as true leaders.

Emerald’s corporate culture and benefits offerings are also designed to meet the wide range of needs of our workforce including:

•
Flexible work hours and paid time off policy for employees to do their best work;
•
Comprehensive welfare package that includes a wide variety of benefits, such as domestic partner coverage, medical, dental and vision plan options with reduced premiums;
•
Opportunities to build a solid financial foundation, including 401k plans with an employer match and the ability to participate in an Employee Stock Ownership Plan;
•
Opportunities to give back in impactful ways through the Emerald Cares volunteer program; and
•
On-the-job training, development opportunities, and quality experiences designed to help all Emerald team members elevate their knowledge, and skills, and to further their careers.

These resources are intended to support the physical, emotional and financial well-being of our employees.

In order to protect our workforce from the outbreak of COVID-19, in March 2020, Emerald transitioned all of our employees to a remote/work-from-home arrangement, and as of November 2021, we permanently adopted a hybrid work structure whereby employees have the flexibility to work from home and come in to the office to maximize in-person collaboration As we have resumed in-person events, we have prioritized the health and safety of our employees as well as our exhibitors and attendees, taking extensive COVID-19 protective measures.

Emerald is not involved in any material disputes with our employees and we believe that relations with our employees are good. None of our employees are subject to collective bargaining agreements with unions. However, some facilities where we hold our trade shows require our decorators to use unionized labor.

Commitment to Corporate Sustainability and Governance

Emerald is dedicated to advancing its Environmental, Social and Governance practices. To that end, we are committed to minimizing our environmental impact with the goal of reducing the environmental footprint of our events. In partnership with the global Net Zero Carbon Events initiative, Emerald has taken the Net Zero Carbon Events pledge to chart a path towards net zero carbon emissions by 2050, with an interim goal to reduce greenhouse gas emissions by 50% by 2030. As part of this pledge, we have undertaken to identify and prioritize actions to reduce greenhouse gas emissions, including energy management, water conservation, materials management, food and beverage waste reduction, sustainable procurement, stakeholder management and employee engagement initiatives.

We are working to develop, gather and track key event metrics to measure the environmental impact of our events and benchmark success against our pledged goals. We intend to collaborate with key partners and suppliers throughout the event industry, including venues, hotels, and general service contractors in furtherance of our sustainability initiatives.

Emerald also knows its ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives, and we are committed to developing and fostering a culture of diversity and inclusion. In January 2022, we hired an experienced leader to act as our Chair of Diversity, Equity and Inclusion, who helps us to build upon our existing programs and maintain best practices to foster a diverse and inclusive work environment. Further, as part of our commitment to equity, we have partnered with the non-profit organization called OneTen, which cultivates economic opportunities for Black talent in the United States with a goal of providing one million jobs to Black individuals within the next ten years. In order to partner with OneTen, employers must agree to certain commitments, such as significantly increasing the hiring of Black employees for family-sustaining jobs that do not require 4-year college degrees. At the same time, we have also eliminated the college-degree requirement for a range of positions to expand the application process to include candidates with more diverse backgrounds, skills and experiences. We also require all hiring personnel to attend training programs focused on unconscious bias training and interview skills. Notably, Emerald is one of fifteen organizations that formed The COUTURE Diversity Action Council ("DAC"), which strives to be a catalyst for addressing the issues of systemic and institutionalized discrimination that have contributed to the lack of diversity within the fine jewelry industry. DAC’s purpose is to contribute to the creation of a more diverse, inclusive, and equitable industry through the implementation of mentoring and other programs and initiatives that promote and support Black, Indigenous, People of Color ("BIPOC") within all facets of the jewelry ecosystem.

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

Our event cancellation insurance policies protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes. Specifically, for the policies covering calendar years 2020 and 2021, these causes included event cancellation caused by the outbreak of communicable diseases, including COVID-19. However, coverage for the outbreak of communicable disease, including COVID-19, is not included in our 2022 or subsequent event cancellation insurance policies. In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for our renewed 2022 primary event cancellation insurance policy is $100.0 million. The Company also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with a coverage limit of $8.4 million and $6.5 million, respectively.

On August 3, 2022, we reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. During the year ended December 31, 2022, we recorded other income, net of $182.8 million related to event cancellation insurance claim and settlement proceeds deemed to be realizable by our management team. All of the other income, net for the year ended December 31, 2022 was received during the period. We received payments of $95.2 million from our insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2021 and we concluded that the receipt of $17.8 million of additional insurance proceeds was realizable as of December 31, 2020. As a result, during the year ended December 31, 2021, we reported other income, net of $77.4 million to recognize the amount that was recovered from the insurance company. We received payments of $89.2 million from our insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2020 and we concluded that the receipt of $17.8 million of additional insurance proceeds was realizable as of December 31, 2020. As a result, during the year ended December 31, 2020, we reported other income, net of $107.0 million to recognize the amount that was recovered from the insurance company.

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

Risks Relating to Our Industry and Macroeconomic Conditions

Our operations, business and financial results have been, and may in the future be, materially impacted by COVID-19 or future public health emergencies, including outbreaks of communicable disease.

The COVID-19 pandemic and the actions taken by governments around the world to combat the virus have negatively impacted and may in the future negatively impact our revenues from our live events, which depend on our ability to hold such in-person events and the willingness of exhibitors and attendees to attend. These governmental actions have included limitations and bans on travel or transportation; limitations on the size of gatherings; closures of work facilities, public buildings and businesses; cancellation of events, including trade shows, conferences and meetings; and quarantines and lockdowns. The pandemic and its consequences forced us to cancel or postpone a substantial portion of our event calendar for 2020 and 2021. These cancellations and postponements have had, and any future such cancellations and postponements could have, a material negative impact on our business, operations, and financial results. While we operated a full slate of events in 2022, exhibitor participation and attendance at some our trade shows was still below pre-pandemic levels. The extent to which COVID-19 continues to impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the advent of new variants; government, social and business restrictions on in-person events; the availability, adoption and efficacy of vaccines and treatments; and the effect of the pandemic on short and long term general economic conditions. The impact of COVID-19 could also cause a long-term reduction in the willingness of exhibitors and attendees to travel to our events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Attendance at our shows has declined as a result of the COVID-19 pandemic, and may continue to decline due to disruptions in global or local travel conditions, such as congestion at airports, the risk of or an actual terrorist action, adverse weather or outbreaks or fear of communicable diseases.

Our business depends largely on the ability and willingness of people, whether exhibitors or attendees, to travel to our events. As a result, factors that depress the ability or desire of attendees and exhibitors to travel, including, but not limited to: outbreaks of contagious disease, such as COVID-19; increased costs associated with air travel; an increased frequency of flight delays or accidents; actual or threatened terrorist attacks; the imposition of heightened security standards; bans or travel restrictions on visitors from foreign countries; delays in acquiring visas for travel to the United States; or acts of nature, such as earthquakes, storms and other natural disasters. These factors could have a material adverse effect on our business, financial condition, cash flows and results of operations. In addition to the impact of COVID-19, in the past we have experienced disruptions to several events due to hurricanes in Florida, and may be forced to cancel or re-locate future trade shows in the event of other natural or man-made disasters. While we are generally insured against direct losses resulting from event cancellations due to circumstances outside of our reasonable control, our event cancellation insurance policies for 2022 and future years did not include coverage for losses due to the outbreak of communicable disease, including COVID-19. Furthermore, the occurrence of one or more of the factors described above, including a prolonged recovery from COVID-19 or a spike or resurgence in cases of COVID-19, could cause a long-term reduction in the willingness of exhibitors and attendees to travel to attend our trade shows, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

General economic conditions may have an adverse impact on the industry sectors in which our trade shows, conferences and other events operate and therefore may negatively affect demand for exhibition space and attendance at our trade shows, conferences and other events.

In addition to general domestic and global economic conditions affecting our business, certain industry-specific conditions could affect our trade shows, conferences and other events. The longer a recession or economic downturn continues, or the longer a particular industry sector is impacted by macroeconomic headwinds, the more likely it becomes that our customers reduce their marketing and advertising or procurement budgets. Any material decrease in marketing or procurement budgets could reduce the demand for exhibition space or reduce attendance at our trade shows, conferences and other events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

We and our customers may also be adversely affected by the impact of the rise of interest rates and sustained inflationary conditions. Interest rates remained at relatively low levels on a historical basis for much of 2021, as the Federal Reserve maintained the federal funds target range at 0.0% to 0.25%. However, in March 2022, the Federal Reserve approved a 0.25% rate increase, and in each of June, July and September of 2022, it approved a further 0.75% rate increase to as high as 4.75% in February 2023. Additionally, inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments. While inflation has not historically had a material effect on our business, results of operations, or financial condition, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations and financial condition. Operating expenses, including cost of labor, are impacted to a certain degree by the inflation rate as well.

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

The date and location of a trade show can impact its profitability, prospects and the demand and competition for desirable dates and locations for trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations. However, these reservations are not binding on the facility owners until we execute a definitive contract with the owners and we are not always provided notice before the venue is rented to a third party during the reservation period. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities, such as the move of OR from Denver, Colorado to Salt Lake City, Utah in January 2023, can adversely affect customer behavior. Similarly, significant timing and frequency changes, such as the move of OR Winter Market from November 2019 to January 2020 and the shift from a three-show to two-show format for OR in 2019, can also result in unanticipated customer reactions. External factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may weaken the desire of exhibitors and attendees to attend our trade shows held in certain locations, or cause us to move our trade shows.

The success of each of our trade shows depends on the strong reputation of that show’s brand.

Our exhibitors and attendees primarily know us by the names of our trade shows that operate in their specific industry sector rather than by our corporate brand name, Emerald. In addition, a single brand name is sometimes used for shows that occur more than once a year. For example, the brand name “ASD Market Week” is used at our ASD Market Week March and ASD Market Week August shows. If the image or reputation of one or more of these shows is tarnished, it could impact the number of exhibitors and attendees attending those shows. A decline in one of our larger shows could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

Our success depends in part upon our ability to monitor changing market trends and to adapt our trade shows, acquire existing trade shows or launch new trade shows to meet the evolving needs of existing and emerging target audiences. The process of researching, developing, launching, relaunching and establishing profitability for a new trade show may lead to initial operating losses. Our strategy is to launch new trade shows from time to time in order to take advantage of these trends. Our efforts to adapt our trade shows, or to introduce new trade shows into our portfolio, in response to our perception of changing market trends, may not succeed, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We have historically depended on a concentrated number of our top trade shows to generate a significant portion of our revenues. For the year ended December 31, 2022, which is the last year in which our operations were not materially impacted by the COVID-19 pandemic, our top five shows represented 29% of our total revenues. While we continue to make efforts to diversify our business, a significant decline in the performance or prospects of any one of our top trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not fully realize the expected results and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.

We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. Recent strategic initiatives include our efforts to (i) implement event plans to standardize marketing and sales planning across our event portfolio, (ii) introduce value-based pricing in order to improve transparency and customer satisfaction while driving yield improvement, and (iii) enhance our data analytics capabilities to develop new commercial insights. If we are not able to effectively execute on our strategic initiatives, if we do not adequately leverage technology to improve operating efficiencies or if we are unable to develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.

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
•
the risks of failing to successfully integrate acquisitions and retain the key employees and/or customers of acquired businesses;
•
the risks inherent in expanding into new lines of business, including our expansion into the digital commerce software-as-a-service business through the acquisition of PlumRiver, LLC (“PlumRiver”) which included the Elastic Suite product, and our recent acquisition of Bulletin Inc., a digital wholesale platform connecting brands and buyers;
•
the risks inherent in expanding our existing business into new categories or industries, including our recent expansion into the highly regulated cannabis industry through the acquisition of MJBiz;
o
the risks inherent in expanding into consumer events through our acquisition of the Overland Expo outdoor adventure events from Lodestone;
o
the risks relating to potential unknown liabilities of acquired businesses;
o
the cultural, execution, currency, tax and other risks associated with any future international expansion; and
o
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

We maintain business interruption, event cancellation, casualty, general commercial and umbrella and excess liability insurance, as well as policies relating to workers’ compensation, director and officer insurance, property and product liability insurance, and cyber security insurance. Our insurance policies may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of all losses, lost sales or increased costs experienced during business interruptions or event cancellations. For example, in addition to the impact of COVID-19, we previously experienced disruptions to several events held in Florida due to hurricanes, and we may be forced to cancel future trade shows in the event of other natural or man-made disasters. Our recent claims history due to COVID-19, combined with the increased frequency of natural disasters due to climate change or other factors, has resulted in increased event cancellation insurance premiums and higher deductibles, and we cannot guarantee that such premium increases will not continue in the future or that we will be able to renew our insurance policies or procure other desirable insurance on commercially reasonably terms, if at all. Further, while we have been able to secure event cancellation insurance for the calendar year 2023, this insurance policy does not include coverage for event cancellations due to the outbreak of communicable disease, including COVID-19. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports, provide an annual management report on the effectiveness of internal control over financial reporting and include the attestation form from our independent registered public accounting firm. If we do not develop and maintain effective internal controls, our independent registered public accounting firm may issue a report that is adverse, which would be required if there are material weaknesses in our internal control over financial reporting.

In connection with becoming a public company, we have undertaken various actions, and will need to take additional actions, such as implementing numerous internal controls and hiring additional accounting or internal audit staff or consultants. We have hired a third-party service provider to assist us with implementation of our internal audit function. Testing and maintaining internal control over financial reporting can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate on a timely basis. If we identify any material weaknesses in our internal control over financial reporting and conclude that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

As of December 31, 2022, we no longer qualified as an “emerging growth company” and as a result will incur additional costs.

As of December 31, 2022, we no longer qualified as an “emerging growth company” as defined in the JOBS Act. Accordingly, we have become subject to certain disclosure and compliance requirements that did not previously apply to us, such as (i) engaging with an independent registered public accounting firm to provide an attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act, (ii) submitting certain executive compensation matters to stockholder advisory votes and (iii) disclosing a compensation discussion and analysis, including disclosure regarding certain executive compensation related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We expect that the loss of emerging growth company status and compliance with the additional requirements of being an accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert their attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would require additional financial and management resources.

We have identified in the past material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us; materially and adversely affect our business and operating results; and expose us to potential litigation.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. During the year ended December 31, 2022, we undertook efforts to remediate the material weaknesses. These remediation measures can be time consuming and costly. In order to remediate the material weakness, we have expended resources to enhance the design of our control activities related to the evaluation of the impact of the terms and conditions on the accounting and reporting for preferred stock issuances.

If we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. Though we have resolved existing material weaknesses as of December 31, 2022, we cannot assure you that the measures we may take in the future will be sufficient to avoid or remediate potential future material weaknesses.

As a result of the material weaknesses and the related restatements previously identified, and other matters raised or that may in the future be identified, we face potential for adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this filing, we have no knowledge of any such regulatory consequences, litigation, claim or dispute. However, we can provide no assurance that such regulatory consequences, litigation, claim or dispute will not arise in the future. Any such regulatory consequences, litigation, claim or dispute, whether successful or not, could subject us to additional costs, divert the attention of our management, or impair our reputation. Each of these consequences could have a material adverse effect on our business, results of operations and financial condition.

During 2021 and 2022, we recorded noncash adjustments to our recorded asset balance for certain intangible assets, and we may be required to record further such adjustment in future periods that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. The impact of COVID-19 on our business, slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that the carrying values of our intangible assets or goodwill exceed their fair values, which could lead to potential impairments that could impact our operating results. For the year ended December 31, 2022 we recorded non-cash goodwill impairments of $6.3 million and non-cash intangible asset impairments of $1.6 million for certain trade names. For the year ended December 31, 2021, we recorded non-cash goodwill impairments of $7.2 million and non-cash intangible asset impairments of $24.3 million and $8.4 million for certain customer relationships and certain trade names, respectively. There can be no assurance that we will not record further impairment charges in future periods.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA establishes a 15% corporate minimum tax effective for taxable years beginning after December 31, 2022, and imposes a 1% excise tax on the repurchase after December 31, 2022 of stock by publicly traded corporations. We currently do not expect the tax-related provisions of the IRA to have a material impact on our financial results.

Risks Relating to our Indebtedness

Our significant indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.

We have a significant amount of indebtedness. As of December 31, 2022, we had $415.3 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $99.4 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (as defined below) (after giving effect to $1.0 million of outstanding letters of credit).

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

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the Amended and Restated Senior Secured Credit Facilities) has occurred and is continuing, we have the option to request to add one or more incremental term loan or revolving credit facilities or increase commitments under the Amended and Restated Revolving Credit Facility. As of December 31, 2022, we had $415.3 million of borrowings outstanding under the Amended and Restated Term Loan Facility, with $99.4 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $1.0 million of outstanding letters of credit). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

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

Our stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly from historical trading levels as a result of a variety of factors, some of which are beyond our control, such as volatility in the stock markets and the effects of COVID-19. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline further as a result. This volatility and the size of Onex’s investment in our equity securities may prevent you from being able to sell your common stock at or above the price you paid for your common stock. Additionally, further declines in our stock price could require further goodwill write-downs.

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

As of December 31, 2022, Onex owned 47,058,332 shares of our common stock, representing 69.6% of our outstanding common stock. In addition, as of December 31, 2022, Onex owned 69,718,919 shares of our redeemable convertible preferred stock, representing 178,807,950 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 88.3%.

The holders of our redeemable convertible preferred stock have the right to approve certain matters, including (i) amendments to our organizational documents which may be adverse to the Series A Preferred Stock, (ii) the creation or issuance of senior or parity equity securities or (iii) the issuance of any convertible indebtedness, other class of preferred stock or other equity securities in each case with rights to payments or distributions in which the redeemable convertible preferred stock would not participate on a pro-rata, as-converted basis. In addition, for so long as the redeemable convertible preferred stock represents more than 30% of the outstanding common stock on an as-converted basis, without the approval of a majority of the directors elected by the holders of the redeemable convertible preferred stock, we may not (i) incur new indebtedness to the extent certain financial metrics are not satisfied, (ii) redeem or repurchase any equity securities junior to the redeemable convertible preferred stock, (iii) enter into any agreement for the acquisition or disposition of assets or businesses involving a purchase price in excess of $100 million, (iv) hire or terminate the chief executive officer of the Company or (v) make a voluntary filing for bankruptcy or commence a dissolution of the Company. Holders of our redeemable convertible preferred stock also have the right, for so long as the outstanding redeemable convertible preferred stock represents specified percentages of our outstanding common stock on an as-converted basis, to elect up to five members of our Board of Directors.

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

The market price of our common stock could decline as a result of sales of a large number of our common stock in the market, or the sale of securities convertible into a large number of our common stock. The perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2022, we had outstanding 71,416,907 shares of redeemable convertible preferred stock with an aggregate liquidation preference of approximately $475.8 million, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. The aggregate accreting return will increase the number of shares of common stock issuable upon the conversion of the redeemable convertible preferred stock, which may result in a further decrease in the market value of our common stock. In addition, the terms of the redeemable convertible preferred stock provide that the conversion price may be reduced, which would result in the shares of redeemable convertible preferred stock being convertible into additional common stock upon certain events, including distributions on our common stock or issuances of additional common stock or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of common stock upon conversion of the redeemable convertible preferred stock would result in immediate dilution to existing holders of our common stock, which dilution could be substantial. In addition, the market price of our common stock may be adversely affected by such factors as whether the market price is near or above the conversion price, which could make conversion of the shares of redeemable convertible preferred stock more likely.

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

Two of our nine directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters. In January 2018, Onex completed its acquisition of SMG Holdings Inc. (“SMG”), a leading global manager of convention centers, stadiums, arenas, theaters, performing arts centers and other venues. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). Certain of our events are staged in ASM managed venues and two of our directors affiliated with Onex are also directors of ASM. In November 2020, Onex committed to invest more than $300 million in Convex Group Limited (“Convex”). Convex is the lead underwriter of Emerald’s 2022 event cancellation insurance policy.

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
•
the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•
the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•
the requirement for an annual performance evaluation of the nominating and corporate governance committee and compensation committee.

Accordingly, while our board currently has a majority of independent directors, our nominating and corporate governance and compensation committees do not consist entirely of independent directors. As a result, our stockholders will not have the same protection afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.

Anti-takeover provisions in our charter documents and Delaware law could discourage a change of control of our company or a change in our management

Our amended and restated certificate of incorporation, and our second amended and restated bylaws, and the Delaware General Corporation Law (the “DGCL”), contain provisions that might discourage, delay or prevent a merger, acquisition, or other change in control that stockholders may consider favorable, including in transactions in which stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws:

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

The risks associated with some of our relationships with industry trade associations or other third-party sponsors of our events are particularly applicable in the case of KBIS (which is owned by the National Kitchen and Bath Association), CEDIA, the Salon International de l'alimentation (“SIAL”) and our Military trade shows, which are the trade shows in our portfolio where the show trademarks are owned by an industry association or other third party and not by us. Any material disruption to our relationship with these third parties could have a material adverse impact on the revenue stream from these trade shows. In addition, any of these third party owners may allege that we have breached a license agreement, whether with or without merit, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect our trade shows success.

The infringement or invalidation of proprietary rights could have an adverse effect on our business.

We rely on trademark, trade secret and copyright laws in the United States and abroad to protect our proprietary rights, including with respect to the names of our trade shows and publications. Failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business. Our trademarks, trade names and brand names distinguish our trade shows from those of our competitors and we have registered and applied to register many of these trademarks to prevent others from using or capitalizing our names. There can be no assurance that our trademark applications will be approved or that our federal registrations will be upheld if challenged. Third parties may oppose our applications or otherwise challenge our use of our trademarks through administrative processes or costly litigation which if successful, could force us to rebrand our products and/or services resulting in the loss of brand recognition. Further, there can be no assurance that competitors will not infringe upon our trademarks, or that we will identify all such infringements or have adequate resources to properly enforce our trademarks.

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

We and third parties on our behalf, collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information that is provided to us through registration on our websites or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third-party service providers. Data maintained in electronic form is always subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity all of which are continuing to occur in our industry, as well as the industries of our exhibitors, vendors and suppliers. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of our management’s attention, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused and other liabilities. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk (e.g., under the California Consumer Privacy Act) and damage our reputation, including with exhibitors, sponsors and attendees, which could have a material negative effect on our business and results of operations.

Our ability to safeguard such personal and other sensitive information is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Further, we exercise only limited control over our third-party vendors, which increases our vulnerability to problems with services they provide. In addition, public attention regarding the use of personal information and data transfer has increased in recent years, and the regulatory environment governing information, security and privacy laws, as well as the requirements imposed on us by the credit card industry, are increasingly demanding and continue to evolve rapidly. Maintaining compliance with changing privacy laws in the U.S., the European Union and elsewhere, including the European Union’s General Data Privacy Regulation (“GDPR”), which became effective in May 2018, and the California Consumer Privacy Act, which became effective in January 2020 and updated in early 2023, could further increase our operating costs and require significant management time and attention and may increase the risk of potential litigation from individuals. In addition to these costs, our insurance coverage may not be adequate to cover the costs, fines, indemnification obligations, or other liabilities that could result from a data breach or other cyber security incidents.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We have two key offices located in New York, New York and San Juan Capistrano, California. We also have other smaller office locations throughout the United States, including in Lakewood, Colorado; New York, New York; and Rye, New Hampshire. We lease our offices from third parties on market terms and, in some cases following an acquisition, through transition services agreements with the applicable seller.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol "EEX". The approximate number of record holders of our common stock on March 10, 2023 was 35. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In October 2022, we announced that our Board of Directors had authorized an extension and expansion of our previously authorized $20.0 million share repurchase program through December 31, 2023. Share repurchases may be made from time to time through and including December 31, 2023, subject to early termination or extension by our Board of Directors. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2022, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2022 - October 31, 2022	33,212	$3.41	$20.0
November 1, 2022 - November 30, 2022	21,393	3.94	19.9
December 1, 2022 - December 31, 2022	—	—	19.9
Total	54,605

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and our peer groups for the period from December 31, 2017 through December 31, 2022. The comparison assumes an initial investment of $100 at the close of business on December 31, 2017 in our stock and in each of the indices and also assumes the reinvestment of dividends where applicable. This historical performance is not necessarily indicative of future performance.

EEX Total Return v. Index/Peers
EEX
Russell 2000 Index
Exhibition Peers (1)
Business Services Peers (2)
Advertising and Entertainment Peers (3)
Digital Information Services & Research Peers (4)
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022

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
(3)
Advertising and Entertainment Peers include Cinemark Holdings, Inc. and National CineMedia, Inc.
(4)
Digital Information Services & Research Peers include Gartner, Inc., IHS Markit Ltd., John Wiley & Sons, Inc. and Nielsen Holdings plc.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2022, 2021, 2020, 2019 and 2018, and for the years ended December 31, 2022, 2021, 2020, 2019 and 2018, have been derived from our audited consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

		Year Ended December 31,
	2022(1)	2021(1)	2020(1)	2019(1)	2018(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of income (loss) and comprehensive income (loss) data:
Revenue	$325.9	$145.5	$127.4	$360.9	$380.7
Other income, net	182.8	77.4	107.0	6.1	—
Cost of revenues	116.5	57.1	57.6	120.2	112.1
Selling, general and administrative expenses(2)	145.0	143.0	118.6	133.4	121.8
Depreciation and amortization expense	59.5	47.6	48.6	52.0	46.8
Goodwill impairment charge(3)	6.3	7.2	603.4	69.1	—
Intangible asset impairment charge(4)	1.6	32.7	76.8	17.0	104.3
Operating income (loss)	179.8	(64.7)	(670.6)	(24.7)	(4.3)
Interest expense	24.5	15.9	20.6	30.3	29.1
Interest income	2.7	0.1	0.1	—	—
Other expense	—	0.1	0.1	—	—
Loss on disposal of fixed assets	—	0.4	—	—	—
Income (loss) before income taxes	158.0	(81.0)	(691.2)	(55.0)	(33.4)
Provision for (benefit from) income taxes	27.2	(1.3)	(57.6)	(5.0)	(8.3)
Net income (loss) and comprehensive income (loss)	130.8	(79.7)	(633.6)	(50.0)	(25.1)
Accretion to redemption value of redeemable convertible preferred stock(5)	(38.8)	(35.6)	(15.6)	—	—
Participation rights on if-converted basis	(60.2)	—	—	—	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$31.8	$(115.3)	$(649.2)	$(50.0)	$(25.1)

Net income (loss) per share attributable to common stockholders
Basic	$0.46	$(1.62)	$(9.09)	$(0.70)	$(0.34)
Diluted	$0.46	$(1.62)	$(9.09)	$(0.70)	$(0.34)
Weighted average common shares outstanding
Basic	69,002	71,309	71,431	71,719	72,887
Diluted	69,148	71,309	71,431	71,719	72,887
Dividends declared per common share	$—	$—	$0.0750	$0.2975	$0.2875

Statement of cash flows data:
Net cash provided by (used in) operating activities	$175.1	$90.0	$(37.1)	$67.8	$103.9
Net cash used in investing activities	$(47.9)	$(131.9)	$(37.3)	$(16.7)	$(74.7)
Net cash (used in) provided by financing activities	$(119.3)	$(22.2)	$360.1	$(62.0)	$(19.6)

	As of December 31,
	2022	2021	2020	2019	2018
		(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$239.1	$231.2	$295.3	$9.6	$20.5
Total assets(6)	$1,098.4	$1,062.4	$1,054.4	$1,471.7	$1,580.0
Total debt(7)	$415.3	$519.7	$525.2	$535.4	$569.9
Total liabilities	$659.1	$749.5	$659.9	$831.5	$871.7

(1)
Financial data for the year ended December 31, 2022 includes the results of Bulletin since its acquisition on July 11, 2022 and Advertising Week since its acquisition on June 21, 2022. Financial data for the year ended December 31, 2021 includes the results of MJBiz since its acquisition on December 31, 2021 and Sue Bryce Education and the Portrait Masters since its acquisition on April 1, 2021. Financial data for the year ended December 31, 2020 includes the results of PlumRiver since its acquisition on December 31, 2020 and EDspaces since its acquisition on December 21, 2020. Financial data for the year ended December 31, 2019 includes the results of G3 Communications (“G3”) since its acquisition on November 1, 2019. Financial data for the year ended December 31, 2018 includes the results of the Technology Brands since their acquisition on August 20, 2018 and BDNY, since their acquisition on October 15, 2018.

(2)
Selling, general and administrative expenses for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 included a gain of $14.0 million, and expenses of $9.4 million, $7.0 million, $6.4 million, and $9.2 million, respectively, in non-cash contingent consideration remeasurements, and acquisition-related transaction, transition and integration costs, including one-time severance, legal and advisory fees. Also included in selling, general and administrative expenses for the years ended December 31, 2022, 2021, 2020, 2019, and 2018 were stock-based compensation expenses of $5.8 million, $10.4 million, $6.7 million, $7.7 million, and $6.1 million, respectively.

(3)
The goodwill impairments for the year ended December 31, 2022, represent a non-cash impairment charge of $6.3 million in connection with the interim March 31, 2022 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2021, represent a non-cash impairment charge of $7.2 million in connection with our annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2020, represent a non-cash impairment charge of $588.2 million in connection with the interim March 31, 2020 testing of goodwill for impairment and a non-cash impairment charge of $15.2 million for goodwill in connection with our annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2019, represent a non-cash impairment charge of $9.3 million in connection with the interim August 31, 2019 testing of goodwill for impairment and a non-cash impairment charge of $59.8 million for goodwill in connection with our annual October 31 testing of goodwill for impairment. No other goodwill impairments were recorded in any other of the years presented.

(4)
The intangible asset impairments for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 were recorded to align the carrying value of certain trade name and customer relationship intangible assets with their fair value. No other intangible asset impairments were recorded in any of the other years presented.

(5)
During the year ended December 31, 2020, we received proceeds of $373.3 million, net of fees and expenses of $17.2 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement (as defined below) and net proceeds of approximately $9.7 million pursuant to the Rights Offering. We used $50.0 million of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Amended and Restated Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. During the years ended December 31, 2022, 2021 and 2020, we recorded accretion of $38.8 million, $35.6 million and $15.6 million, respectively, with respect to the redeemable convertible preferred stock, bringing the aggregate accreted carrying value to $472.4 million, $433.9 million and $398.3 million as of December 31, 2022, 2021 and 2020, respectively. The accretion is reflected in the calculation of net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders.

(6)
As of December 31, 2022, total assets included goodwill of $545.5 million and intangible assets, net, of $204.8 million. As of December 31, 2021, total assets included goodwill of $514.2 million and intangible assets, net, of $236.7 million. As of December 31, 2020, total assets included goodwill of $404.3 million and intangible assets, net, of $275.0 million. As of December 31, 2019, total assets included goodwill of $980.3 million and intangible assets, net, of $373.8 million. As of December 31, 2018, total assets included goodwill of $1,036.5 million and intangible assets, net, of $435.3 million.

(7)
As of December 31, 2022, total debt of $415.3 million consisted of $413.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $0.8 million and unamortized original issue discount of $0.6 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2021, total debt of $519.7 million consisted of $516.6 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $1.7 million and unamortized original issue discount of $1.4 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2020, total debt of $525.4 million consisted of $521.0 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $2.4 million and unamortized original issue discount of $2.0 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2019, total debt of $535.4 million consisted of $525.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.0 million, and unamortized original issue discount of $2.5 million, and $10.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2018, total debt of $569.9 million consisted of $529.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.6 million and unamortized original issue discount of $3.0 million and $40.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of income (loss) and comprehensive income (loss) data for each of the eight quarterly periods ended December 31, 2022 and 2021. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022	Dec. 31, 2021	Sept. 30, 2021	Jun. 30, 2021	Mar. 31, 2021
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$93.6	$62.4	$71.4	$98.5	$41.1	$76.5	$15.0	$12.9
Other income, net	—	151.0	8.1	23.7	59.9	1.1	2.3	14.1
Cost of revenues	33.2	22.7	26.4	34.2	15.8	33.7	3.6	4.0
Selling, general and administrative expense	17.4	48.7	32.3	46.6	40.3	38.8	33.1	30.8
Depreciation and amortization expense	16.5	14.7	14.0	14.3	11.5	12.2	12.1	11.8
Goodwill impairment charge	—	—	—	6.3	7.2	—	—	—
Intangible asset impairment charge	—	—	—	1.6	32.7	—	—	—
Operating income (loss)	26.5	127.3	6.8	19.2	(6.5)	(7.1)	(31.5)	(19.6)
Interest expense	9.0	6.8	4.8	3.9	3.9	3.9	4.1	4.0
Interest income	1.7	0.8	0.2	—	—	—	0.1	—
Other (income) expense	(0.1)	0.1	—	—	—	—	0.1	—
Loss on disposal of fixed assets	—	—	—	—	0.4	—	—	—
Income (loss) before income taxes	19.3	121.2	2.2	15.3	(10.8)	(11.0)	(35.6)	(23.6)
Provision for (benefit from) income taxes	(3.1)	28.2	2.9	(0.8)	(1.9)	(2.0)	10.9	(8.3)
Net income (loss) and comprehensive income (loss)	22.4	93.0	(0.7)	16.1	(8.9)	(9.0)	(46.5)	(15.3)
Accretion to redemption value of redeemable convertible preferred stock	(10.1)	(9.9)	(9.6)	(9.2)	(9.3)	(9.0)	(8.8)	(8.5)
Participation rights on if-converted basis	(8.2)	(54.7)	—	(4.4)	—	—	—	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$4.1	$28.4	$(10.3)	$2.5	$(18.2)	$(18.0)	$(55.3)	$(23.8)

Basic earnings (loss) per share	$0.06	$0.42	$(0.15)	$0.04	$(0.26)	$(0.25)	$(0.77)	$(0.33)
Diluted earnings (loss) per share	$0.06	$0.41	$(0.15)	$0.04	$(0.26)	$(0.25)	$(0.77)	$(0.33)
Basic weighted average common shares outstanding	67,599	68,433	69,816	70,171	70,088	71,033	71,938	72,245
Diluted weighted average common shares outstanding	67,943	68,643	69,816	70,280	70,088	71,033	71,938	72,245

Dividend declared per common share	$—	$—	$—	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with “Item 6. Selected Financial and Operating Data” and our consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 15 of this Annual Report on Form 10-K. You should review the “Item 1A. Risk Factors” section of this filing for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by any forward-looking statements contained in the following discussion and analysis.

The following information has been adjusted to reflect the Q4 2021 revision of our consolidated financial statements as described in Note 1, “Basis of Presentation”, in Notes to the Consolidated Financial Statements of this Annual Report.

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

All of our trade show franchises typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is scheduled to stage at least annually, with certain franchises offering multiple editions per year. As our shows are frequently the largest and most well attended in their respective industry, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these attendees makes our trade shows “must-attend” events for our exhibitors, further reinforcing the leading positions of our trade shows within their respective industry verticals. Our attendees use our shows to fulfill procurement needs, source new suppliers, reconnect with existing suppliers, identify trends, learn about new products and network with industry peers, which we believe are factors that make our shows difficult to replace with non-face-to-face events. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers.

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites, related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event. We also offer B2B commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our recently acquired Elastic Suite and Flex platforms. In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 25 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of GLM, ranging from approximately $5.0 million to approximately $142.2 million, and annual revenues ranging from approximately $1.3 million to approximately $25.6 million. Historically, we have completed acquisitions at earnings before interest, taxes, depreciation, and amortization ("EBITDA") purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples. The 25 acquisitions we have completed are described as follows:

•
GLM — Prior to its acquisition by Emerald in January 2014, GLM operated approximately 20 trade shows, including four of the largest 100 trade shows in the United States according to TSE. These trade shows serve industries as diverse as home furnishings, home textiles, stationery and paper products, giftware, tabletop, gourmet housewares, contemporary furniture and interiors, art & design, antiques & jewelry, fashion, board sports & resort lifestyle and e-commerce, and include the well-known NY NOW and Surf Expo brands. The acquisition of GLM substantially increased the scale and breadth of Emerald’s trade show portfolio.
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
•
International Pizza Expo and Pizza Today magazine (“Pizza Group”) — On March 3, 2015, we acquired the International Pizza Expo, which was previously operated by Macfadden Communications Group and operates in the $40 billion pizza restaurant industry. The International Pizza Expo is the largest trade show for independent pizzeria owners and operators in the United States, and Pizza Today is the partner magazine and leading publication in this industry.
•
HOW Design Live (“HOW”) — On October 14, 2015, we acquired HOW, which was previously operated by F+W Media, Inc. HOW is the largest graphic design conference and expo in the nation, combining seven separate conferences into a single event focused on creativity, business and inspiration for graphic designers.
•
The National Industrial Fastener & Mill Supply Expo (“Fastener Expo”) — On November 12, 2015, we acquired Fastener Expo from the show’s co-founders. Fastener Expo brings together manufacturers and master distributors of industrial fasteners, precision formed parts, fastener machinery and tooling, and other related products and services with distributors and sales agents in the distribution chain.
•
The International Gift Exposition in the Smokies and the Souvenir Super Show (“IGES”) — On August 1, 2016, we acquired IGES from M&M Gift Shows, LLC. IGES is the largest dedicated gathering of wholesale souvenir, resort and gift buyers in the United States.
•
The Swim Collective and Active Collective trade shows (together “Collective”) — On August 8, 2016, we acquired Collective from the show’s founder. Swim Collective is the leading swimwear trade show on the West Coast, while Active Collective is a more recently-launched, fast-growing show focused on activewear.
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
•
Snow Show — On May 24, 2017, we acquired the trade show Snow Show from SnowSports Industries America. When acquired, Snow Show was the largest snow sports industry event in North America. Starting in January 2018, Snow Show merged with OR to become Outdoor Retailer + Snow Show, endorsed and sponsored by SnowSports Industries America and the Outdoor Industry Association.
•
Connecting Point Marketing Group — On November 29, 2017, we acquired CPMG from Corridor Capital, LLC, mezzanine investor Aldine Capital Partners and management. CPMG organizes and hosts senior executive level business-intensive trade events focused on innovation for the hospitality, restaurant, healthcare, grocery and retail industries. These events are highly-curated, invitation-only forums that bring together leaders in each vertical market.
•
Technology Brands — On August 21, 2018, we acquired the Technology Brands from EH Media. The Technology Brands include a leading technology event and a group of four complementary technology intelligence brands focused on the integration of audio, video, communications, IT, security and energy management products into buildings of all types. The Technology Brands are also strategically aligned with our CEDIA Expo and CPMG events.
•
Boutique Design New York and related assets — On October 15, 2018, we acquired BDNY and related assets from ST Media Group International and Hospitality Media Group. BDNY is a leading trade show and conference for boutique hospitality design professionals, primarily serving the eastern United States, Canada and Europe. BDNY has been recognized among the fastest-growing trade shows in the U.S. for the past five years.
•
G3 Communications — On November 1, 2019, we acquired G3, the producer of the B2B Marketing Exchange event series and is a creator of custom content and lead generation services. Through its mix of events, digital publications and marketing services, G3 helps B2B organizations develop revenue-producing, comprehensive campaigns by providing content ideation, creation and distribution services.
•
EDspaces — On December 21, 2020, we acquired the trade show EDspaces from the Education Market Association, Inc. EDspaces is one of the nation’s largest events focused on educational spaces and related equipment.
•
PlumRiver, LLC — On December 31, 2020, we acquired substantially all of the assets of PlumRiver. PlumRiver is a leading provider of B2B e-commerce software solutions under the Elastic Suite brand.
•
Sue Bryce Education and The Portrait Masters — On April 1, 2021, we acquired substantially all of the assets of Sue Bryce Education and The Portrait Masters. Sue Bryce Education and The Portrait Masters is a subscription-based photography business education and e-learning service with a photography conference.
•
MJBiz — On December 31, 2021, we acquired substantially all of the assets of MJBiz. MJBiz is a leading event producer and content platform serving the wide range of companies operating in the rapidly growing cannabis industry.
•
Advertising Week — On June 21, 2022, we acquired substantially all of the assets of Advertising Week. Advertising Week is a global event and thought leadership platform focused on marketing, media, technology, and culture.
•
Bulletin, Inc. ("Bulletin") — On July 11, 2022, we acquired substantially all of the assets of Bulletin. Bulletin is an online wholesale market for retail where brands, buyers and designers gather to connect and discover new products.
•
Lodestone Events ("Lodestone") — On January 10, 2023, we acquired substantially all of the assets of Lodestone. Lodestone is a producer of the Overland Expo series of vehicle-based, adventure travel consumer shows.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•
Severe Impact of COVID-19 — The COVID-19 pandemic and the actions taken by governments around the world to combat the virus have negatively impacted and may in the future negatively impact our revenues from our live events, which depend on our ability to hold such in-person events and the willingness of exhibitors and attendees to attend. These governmental actions have included limitations and bans on travel or transportation; limitations on the size of gatherings; closures of work facilities, public buildings and businesses; cancellation of events, including trade shows, conferences and meetings; and quarantines and lockdowns. The pandemic and its consequences forced us to cancel or postpone a substantial portion of our event calendar for 2020 and 2021. These cancellations and postponements have had, and any future such cancellations and postponements could have, a material negative impact on our business, operations, and financial results. For more information, see “Risk Factors—Our operations, business and financial results have been, and may in the future be, materially impacted by COVID-19 or future public health emergencies, including outbreaks of contagious disease” and “—Liquidity and Capital Resources.”
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
•
Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and fourth quarters of each calendar year, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. However, as a result of event cancellations due to COVID-19, results for the years ended December 31, 2021 and December 31, 2020 may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA accounts for these quarterly movements and the timing of shows, where applicable and material.

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

Basis of Presentation

As described in Note 18, Segment Information, our business is organized into two reportable segments, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates performance based on the results of seven executive brand portfolios, which represent our seven operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, five of these operating segments have been aggregated into two reportable segments, the "Commerce" reportable segment and the "Design, Creative and Technology" reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a "Corporate-Level Activities" category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 18, “Financial Statements and Supplementary Data—Segment Information.

The following discussion provides additional detailed disclosure for the two reportable segments, the "All Other" category and the "Corporate-Level Activity" category:

•
Commerce: This segment includes events and services covering merchandising, licensing, retail sourcing and marketing to enable professionals to make informed decisions and meet consumer demands.
•
Design, Creative & Technology: This segment includes events and services that support a wide variety of industries connecting businesses and professionals with products, operational strategies, and integration opportunities to drive new business and streamline processes and creative solutions.
•
All Other: This category consists of Emerald’s remaining operating segments, which provide diverse events, services and e-commerce software solutions, but are not aggregated with the reportable segments. Each of the operating segments in the All Other category do not meet the criteria to be a separate reportable segment.
•
Corporate-Level Activity: This category consists of Emerald’s finance, legal, information technology and administrative functions.

Revenues

We generate revenues primarily from selling trade show exhibit space to exhibitors on a per square foot basis. Other trade show revenue streams include conference, sponsorships, fees for ancillary exhibition services and attendee registration fees. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in-full prior to the trade show or event. Additionally, we generate revenue through digital media and print publications that complement our trade shows. We also engage third-party sales agents to support our marketing efforts. Other marketing service revenue contracts are invoiced and recognized in the period the advertising services are delivered. Typically, the fees we charge are collected after the publications are issued.

We define “organic revenue growth” and “organic revenue decline” as the growth or decline, respectively, in our revenue from one period to the next, adjusted for the revenue impact of: (i) acquisitions and dispositions, (ii) discontinued events, (iii) material show scheduling adjustments and (iv) event cancellations for which the Company has received, or expects to receive, claim proceeds from its event cancellation insurance policy. We disclose changes in Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Our Board of Directors evaluate changes in Organic revenues to understand underlying revenue trends of its events. Organic revenue is not defined under GAAP, and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Organic revenue reflects certain adjustments that we consider not to be indicative of our ongoing operating performance. Because not all companies use identical calculations, our presentation of Organic revenue may not be comparable to other similarly titled measures used by other companies.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see footnote 6 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021”.

Other Income

We maintain event cancellation insurance to protect against losses due the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes. Specifically, these causes include event cancellation caused by the outbreak of communicable diseases, including COVID-19 for the years ended December 31, 2021 and 2020, as well as losses caused by natural disasters such as hurricanes. However, Emerald’s renewed event cancellation insurance policies for the calendar year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. Our Other Income is primarily comprised of received or confirmed event cancellation insurance claim and insurance litigation settlement proceeds.

Cost of Revenues

•
Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 17%, 16%, and 10% of our total cost of revenues for the years ended December 31, 2022, 2021, and 2020, respectively, and 6%, 6%, and 4% of our total revenues for each of the years ended December 31, 2022, 2021, and 2020, respectively.
•
Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 13%, 9%, and 34% of our total cost of revenues for the years ended December 31, 2022, 2021, and 2020, respectively, and 5%, 3%, and 15% of our total revenues for the year ended December 31, 2022, 2021, and 2020, respectively.
•
Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 11%, 13%, and 9% of our total cost of revenues for the years ended December 31, 2022, 2021, and 2020, respectively, and 4%, 5% and 4% of our total revenues for each of the years ended December 31, 2022, 2021, and 2020, respectively.
•
Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 6%, 10%, and 9% of our total cost of revenues for each of the years ended December 31, 2022, 2021, and 2020, respectively, and 2%, 4%, and 4% of our total revenues for each of the years ended December 31, 2022, 2021, and 2020, respectively.
•
Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 27%, 51%, and 39% of our total cost of revenues for the years ended December 31, 2022, 2021, and 2020, respectively, and 10%, 20%, and 18% of our total revenues for the year ended December 31, 2022, 2021, and 2020, respectively.

Selling, General and Administrative Expenses

•
Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 72%, 67%, and 68% of our total selling, general and administrative expenses for the years ended December 31, 2022, 2021, and 2020, respectively, and 32%, 66%, and 63% of our total revenues for each of the years ended December 31, 2022, 2021, and 2020, respectively.
•
Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Miscellaneous expenses represented 28%, 33%, and 32% of our total selling, general and administrative expenses, for the years ended December 31, 2022, 2021, and 2020, respectively, and 13%, 32%, and 30% of our total revenues for the years ended December 31, 2022, 2021, and 2020, respectively.

Interest Expense

Interest expense represents interest payments and refinancing fees paid to our lenders. On May 22, 2017, we refinanced our senior secured credit facilities with the Amended and Restated Senior Secured Credit Facilities (the “2017 Refinancing”). We further amended the Amended and Restated Senior Secured Credit Facilities in November 2017 to reduce the applicable interest rates. Interest expense for the years ended December 31, 2022, 2021, and 2020 principally represented interest paid in respect of our Amended and Restated Senior Secured Credit Facilities.

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of three to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. Depreciation expense relates to property and equipment and represented approximately 1% of our total revenues for each of the years ended December 31, 2022, 2021, and 2020.

Income Taxes

Income tax expense consists of U.S. federal, state, local and foreign taxes based on income in the jurisdictions in which we operate.

We record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangibles assets, depreciation, stock-based compensation charges and deferred financing costs.

Cash Flow Model

We have favorable cash flow characteristics, as described below (see “—Liquidity and Capital Resources—Cash Flows”), as a result of our high profit margins, low capital expenditures and consistently negative working capital, excluding cash on hand. Our working capital, excluding cash on hand, is negative as our current assets are generally lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable, borrowings under our Amended and Restated Revolving Credit Facility (the “Amended and Restated Revolving Credit Facility”) and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized as revenue upon completion of each trade show. The implication of having negative working capital, excluding cash on hand, is that changes in working capital represent a source of cash as our business grows. As a result of COVID-19, the accounts receivable and deferred revenue balances related to canceled events have been reclassified to Canceled event liabilities in the consolidated balance sheets, as the net amount represents balances which we expect will be refunded to our customers.

The primary driver for our negative working capital, excluding cash on hand, is the sales cycle for a trade show, which typically begins during the twelve months prior to a show. In the interim period between the current show and the following show, we continue to sell to new and past exhibitors and collect payments on contracted exhibit space. Our exhibitors pay in full in advance of each trade show, whereas the bulk of direct expenses are paid close to or after the show. Cash deposits start to be received as early as twelve months prior to a show taking place and the balance of booth space fees are typically received in cash one month prior to a show taking place. This highly efficient cash flow model, where cash is received in advance of expenses to be paid, creates a working capital benefit.

Free Cash Flow

In addition to net cash provided by operating activities presented in accordance with GAAP, we present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to our management and investors about the amount of cash generated from our core operations that, after capital expenditures, can be used for the repayment of indebtedness, paying of dividends, repurchasing of shares of our common stock and strategic initiatives, including investing in our business and making strategic acquisitions.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021”.

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net loss. For a reconciliation of Adjusted EBITDA to net loss, see footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021”.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$325.9	$145.5	$180.4	124.0%
Other income, net	182.8	77.4	105.4	136.2%
Cost of revenues	116.5	57.1	59.4	104.0%
Selling, general and administrative expenses(1)	145.0	143.0	2.0	1.4%
Depreciation and amortization expense	59.5	47.6	11.9	25.0%
Goodwill impairments(2)	6.3	7.2	(0.9)	(12.5)%
Intangible asset impairments(3)	1.6	32.7	(31.1)	(95.1)%
Operating income (loss)	179.8	(64.7)	244.5	NM
Interest expense	24.5	15.9	8.6	54.1%
Interest income	2.7	0.1	2.6	2600.0%
Other expense	—	0.1	(0.1)	(100.0)%
Loss on disposal of fixed assets	—	0.4	(0.4)	(100.0)%
Income (loss) before income taxes	158.0	(81.0)	239.0	NM
Provision for (benefit from) income taxes	27.2	(1.3)	28.5	NM
Net income (loss) and comprehensive income (loss)	$130.8	$(79.7)	$210.5	NM

Other financial data (unaudited):
Adjusted EBITDA(4)	$239.6	$44.1	$195.5	443.3%
Free Cash Flow(5)	$164.8	$83.4	$81.4	97.6%
Organic revenue(6)	$205.1	$145.5	$59.6	41.0%

(1)
Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 included a gain of $14.0 million, and expenses of $9.4 million, respectively, in non-cash contingent consideration remeasurements and acquisition-related transaction, transition and integration costs, including legal and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2022 and 2021 were stock-based compensation expenses of $5.8 million and $10.4 million, respectively.
(2)
Goodwill impairments for the year ended December 31, 2022 represents non-cash impairments of $6.3 million in connection with our January 31, 2022 goodwill impairment testing. Goodwill impairments for the year ended December 31, 2021 represents non-cash impairment of $7.2 million in connection with our October 31, 2021 goodwill impairment testing. See Note 6, Intangible Assets and Goodwill, in the notes to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash goodwill impairments.
(3)
Intangible asset impairments for the year ended December 31, 2022 included non-cash impairments of $1.6 million for certain indefinite-lived intangible assets in connection with our January 31, 2022 interim impairment assessment. Intangible asset impairments for the year ended December 31, 2021 included non-cash impairments of $21.0 million and $11.7 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively, in connection with our October 31, 2021 testing of intangible assets. See Note 6, Intangible Assets and Goodwill, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash intangible asset impairments.
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

We define Adjusted EBITDA as net income (loss) before (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that we believe are not part of our core operations. Our Board of Directors use Adjusted EBITDA to assess our financial performance and believe they are helpful in highlighting trends because it excludes the results of decisions that are outside the control of our management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Year Ended December 31,
	2022	2021
	(unaudited)
	(dollars in millions)
Net income (loss)	$130.8	$(79.7)
Add (Deduct):
Interest expense, net	21.8	15.8
Provision for (benefit from) income taxes	27.2	(1.3)
Goodwill impairments(a)	6.3	7.2
Intangible asset impairments(b)	1.6	32.7
Depreciation and amortization expense	59.5	47.6
Stock-based compensation expense(c)	5.8	10.4
Deferred revenue adjustment(d)	0.6	2.0
Other items(e)	(14.0)	9.4
Adjusted EBITDA	$239.6	$44.1
Deduct:
Event cancellation insurance proceeds	182.8	77.4
Adjusted EBITDA excluding event cancellation insurance proceeds	$56.8	$(33.3)
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
(d)
Represents deferred revenue acquired in the PlumRiver acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the periods presented, the fair value adjustments of $0.6 million and $2.0 million for PlumRiver for the years ended December 31, 2022 and 2021, respectively, would not have been required and the revenues for the years ended December 31, 2022 and 2021, would have been higher by $0.6 million and $2.0 million, respectively.
(e)
Other items for the year ended December 31, 2022 included: (i) $33.3 million in non-cash gains related to the remeasurement of contingent consideration; (ii) $6.1 million in restructuring-related transition costs, including $3.0 million in non-cash lease abandonment charges; (iii) $3.6 million in transaction costs, primarily in connection with the MJBiz, Advertising Week, Bulletin and Lodestone acquisitions; (iv) $1.7 million in non-recurring legal, audit and consulting fees and (v) $7.9 million in insurance settlement related expenses. Other items for the year ended December 31, 2021 included: (i) $3.1 million in restructuring-related transition costs, including one-time severance expense of $1.3 million and costs associated with lease abandonment of $1.2 million; (ii) $1.7 million in non-recurring legal, audit and consulting fees; (iii) $1.4 million in transaction costs in connection with certain acquisition transactions; (iv) $1.0 million in insurance settlement related expenses and (iv) $2.2 million in expense related to the remeasurement of contingent consideration.
(5)
In addition to net cash provided by operating activities presented in accordance with GAAP, we present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to our management and investors about the amount of cash generated from our core operations that, after capital expenditures, can be used for the repayment of indebtedness and strategic initiatives, including investing in our business, payment of dividends, making strategic acquisitions and strengthening our balance sheet. Free Cash Flow is a supplemental non-GAAP financial measure of liquidity and is not based on any standardized methodology prescribed by GAAP. Free Cash Flow should not be considered in isolation or as an alternative to cash flows from operating activities or other measures determined in accordance with GAAP. Also, Free Cash Flow is not necessarily comparable to similarly titled measures used by other companies.

	Year Ended December 31,
	2022	2021
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$175.1	$90.0
Less:
Capital expenditures	10.3	6.6
Free Cash Flow	$164.8	$83.4
(6)
In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Our management and Board of Directors evaluate changes in Organic revenue to understand underlying revenue trends of its events. Our presentation of Organic revenue adjusts revenue for (i) acquisition revenue, (ii) discontinued events and (iii) COVID-19 cancellations.

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP. Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP. Also, Organic revenue is not necessarily comparable to similarly titled measures used by other companies.

	Year Ended December 31,		Change
	2022	2021	$	%
	(unaudited)
	(dollars in millions)
Revenues	$325.9	$145.5	$180.4	124.0%
Add (deduct):
Acquisition revenues	(44.8)	—
COVID-19 prior year cancellations(1)	(76.0)	—
Organic revenue	$205.1	$145.5	$59.6	41.0%

(1)
Represents the increase in 2022 revenues attributable to events that staged in the current year and were canceled due to COVID-19 in the prior year.

Revenues

Total revenues of $325.9 million for the year ended December 31, 2022 increased $180.4 million, or 124.0%, from $145.5 million for the year ended December 31, 2021. See “Commerce Segment—Revenues,” “Design, Creative and Technology Segment—Revenues,” and “All Other Category—Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Total other income, net of $182.8 million for fiscal 2022 increased by $105.4 million, from $77.4 million for fiscal 2021. See “Commerce Segment—Other Income, net” “Design, Creative and Technology Segment—Other Income, net”, “All Other Category—Other Income, net” and "Corporate—Other Income, net" below for a discussion of the factors contributing to the changes in total other income, net.

Cost of Revenues

Total cost of revenues of $116.5 million for fiscal 2022 increased by $59.4 million, or 104.0%, from $57.1 million for fiscal 2021. See “Commerce Segment—Cost of Revenues,” “Design, Creative and Technology Segment—Cost of Revenues” and “All Other Category—Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $145.0 million for the year ended December 31, 2022 increased $2.0 million, or 1.4%, from $143.0 million for the year ended December 31, 2021. See “Commerce Segment—Selling, General and Administrative Expenses”, “Design, Creative and Technology Segment—Selling, General and Administrative Expenses”, “All Other category—Selling, General and Administrative Expenses” and “Corporate—Selling, General

and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $59.5 million for the year ended December 31, 2022 increased $11.9 million, or 25.0%, from $47.6 million for the year ended December 31, 2021. See “Commerce Segment—Depreciation and Amortization Expense,” “Design, Creative and Technology Segment—Depreciation and Amortization Expense,” “All Other Category—Depreciation and Amortization Expense” and “Corporate—Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairments

As a result of the changes in our operating segments in the first quarter of 2022, we performed a goodwill impairment assessment and recorded a $6.3 million non-cash charge related to the impairment of goodwill as of January 31, 2022.

As a result of our annual goodwill impairment assessment, management recorded a $7.2 million non-cash charge related to the impairment of goodwill as of October 31, 2021.

Intangible Asset Impairments

As a result of the identification of an interim impairment trigger for one of its indefinite-lived intangible assets during the first quarter of 2022, the Company performed an impairment assessment and recorded a $1.6 million non-cash charge related to the impairment of an indefinite-lived trade name asset as of January 31, 2022.

As a result of our annual impairment assessment as of October 31, 2021, we recorded a non-cash impairment charge of $32.7 million, which included non-cash impairment charges of $21.0 million and $11.7 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively.

Interest Expense

Total interest expense of $24.5 million for the year ended December 31, 2022 increased $8.6 million, or 54.1%, from $15.9 million for the year ended December 31, 2021. See “Corporate—Interest Expense” below for a discussion of the factors contributing to the changes in total interest expense.

Interest Income

Total interest income of $2.7 million for the year ended December 31, 2022 increased $2.6 million, or 2,600.0%, from $0.1 million for the year ended December 31, 2021. See “Corporate—Interest Income” below for a discussion of the factors contributing to the changes in total interest income.

Loss on Disposal of Fixed Assets

See “Corporate—Loss on Disposal of Fixed Assets” below for a discussion of the factors contributing to the changes in total loss on disposal of fixed assets.

Commerce Segment

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Revenues	$149.1	$57.0	$92.1	161.6%
Other income, net	8.0	57.5	(49.5)	(86.1)%
Cost of revenues	42.7	21.2	21.5	101.4%
Selling, general and administrative expenses	37.8	24.7	13.1	53.0%
Depreciation and amortization expense	31.8	23.6	8.2	34.7%
Goodwill impairments	—	2.2	(2.2)	NM
Intangible asset impairments	—	30.1	(30.1)	NM
Operating income	$44.8	$12.7	$32.1	252.8%

Revenues

During the year ended December 31, 2022, revenues for the Commerce segment of $149.1 million increased by $92.1 million, or 161.6% from $57.0 million for the year ended December 31, 2021. The primary driver of the increase was $38.8 million in revenues related to live events that staged in 2022 but were canceled in the prior year due to COVID-19. Organic revenues increased by $24.1 million, or 44.9%, to $77.8 million, from $53.7 million in the prior year. This growth was driven by a $23.7 million, or 49.0%, increase to $72.1 million from $48.4 million in trade show revenue from events that staged in both 2022 and 2021 and $1.6 million from new launches in the first half of 2022, offset by lower other marketing services revenues. The acquisitions of MJBiz at the end of 2021 and Bulletin in July 2022 added incremental revenues of $29.2 million during fiscal year 2022.

Other Income, net

Other income, net of $8.0 million was recorded for the Commerce segment related to event cancellation insurance proceeds during the year ended December 31, 2022. All $8.0 million was received during 2022.

Other income, net of $57.5 million was recorded for the Commerce segment related to event cancellation insurance proceeds during the year ended December 31, 2021. All $57.5 million was received in 2021.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues for the Commerce reportable segment increased $21.5 million, or 101.4%, to $42.7 million from $21.2 million for the year ended December 31, 2021. The primary driver of the increase was $9.5 million in cost of revenues related to events that staged in 2022 but were canceled due to COVID-19 in the prior year. Organic cost of revenues increased by $4.5 million, or 25.7%, to $22.0 million, from $17.5 million for the prior year. This growth was primarily driven by events that staged in both 2022 and 2021 and new launches in the first half of 2022. The acquisitions of MJBiz at the end of 2021 and Bulletin in July 2022 added $7.5 million of incremental cost of revenues.

Selling, General and Administrative Expenses

During the year ended December 31, 2022 selling, general and administrative expenses for the Commerce reportable segment increased $13.1 million, or 53.0%, to $37.8 million from $24.7 million for the comparable period in 2021. The increase was primarily due to the acquisitions of MJBiz and Bulletin, which added incremental expense of $8.8 million. The remaining increase was primarily driven by higher promotional, salaries, travel and credit card fee expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Commerce segment of $31.8 million for the year ended December 31, 2022 increased $8.2 million, or 34.7%, from $23.6 million for the year ended December 31, 2021. The increase was due to higher amortization on the definite-lived trade name and customer relationship intangible assets associated with the MJBiz acquisition.

Goodwill Impairments

During 2021, the Company recorded non-cash goodwill impairments of $2.2 million in connection with reporting units under the Commerce segment in relation to its annual impairment assessment. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairments, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with our 2021 annual impairment assessment, we recorded a non-cash impairment charge of $30.1 million for intangible assets related to the Commerce segment. The non-cash charges included $21.0 million for certain definite-lived customer relationship and trade names intangible assets, and $9.1 million for certain indefinite-lived trade name intangible assets.

Design, Creative and Technology Segment

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Revenues	$157.7	$77.4	$80.3	103.7%
Other income, net	25.3	19.1	6.2	32.5%
Cost of revenues	65.5	34.5	31.0	89.9%
Selling, general and administrative expenses	43.6	36.8	6.8	18.5%
Depreciation and amortization expense	19.4	19.4	—	0.0%
Goodwill impairments	5.8	5.0	0.8	16.0%
Intangible asset impairments	1.6	2.6	(1.0)	(38.5)%
Operating income (loss)	$47.1	$(1.8)	$48.9	NM

Revenues

During the year ended December 31, 2022, revenues for the Design, Creative and Technology segment of $157.7 million increased by $80.3 million, or 103.7%, from $77.4 million for the year ended December 31, 2021. The primary driver of the increase was $33.0 million in revenues related to live events that staged in 2022, but were canceled in the prior year due to COVID-19. Organic revenues increased by $31.9 million, or 41.6%, to $108.6 million, from $76.7 million in the prior year. This growth was driven by a $29.4 million, or 57.8%, increase to $80.3 million from $50.9 million in trade show revenue from events that staged in both 2022 and 2021 and $3.8 million from new event launches in 2022, offset by a $1.3 million decline in other marketing services revenues. The acquisitions of AV-IQ at the end of 2021 and Advertising Week in June 2022 added incremental revenues of $15.5 million during fiscal year 2022.

Other Income, net

Other income, net of $25.3 million was recorded for the Design, Creative and Technology segment related to event cancellation insurance claims during the year ended December 31, 2022. All $25.3 million was received during 2022.

Other income, net of $19.1 million was recorded for the Design, Creative and Technology segment related to event cancellation insurance claims during the year ended December 31, 2021. All $19.1 million was received during 2021.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues for the Design, Creative and Technology segment of $65.5 million increased by $31.0 million, or 89.9%, from $34.5 million for the year ended December 31, 2021. The primary driver of the increase was $13.6 million in cost of revenues related to events that staged in 2022, but were canceled due to COVID-19 in the prior year. Organic cost of revenues increased by $9.7 million, or 30.3%, to $41.7 million, from $32.0 million for the prior year. This growth was primarily driven by events that staged in both 2022 and 2021 and new event launches in the first half of 2022, offset by lower other market services expense. The acquisitions of AV-IQ at the end of 2021 and Advertising Week in June 2022 added $7.7 million of incremental cost of revenues.

Selling, General and Administrative Expenses

During the year ended December 31, 2022, selling, general and administrative expenses for the Design, Creative and Technology segment of $43.6 million increased by $6.8 million, or 18.5%, from $36.8 million for the year ended December 31, 2021. The increase was primarily due to the acquisition of Advertising Week, which added incremental expense of $3.7 million. The remaining increase was primarily driven by higher promotional, travel and credit card fee expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Design, Creative and Technology segment was $19.4 million for each of the years ended December 31, 2022 and 2021.

Goodwill Impairments

During the first quarter of 2022 and the fourth quarter of 2021, we recorded non-cash goodwill impairment charges of $5.8 million and $5.0 million, respectively, in connection with reporting units under the Design, Creative and Technology segment in relation to our interim impairment assessment. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairments, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with our 2022 interim impairment assessment, we recorded a non-cash impairment charge of $1.6 million for intangible assets related to the Design, Creative and Technology segment.

In connection with our 2021 annual impairment assessment, a non-cash impairment charge of $2.6 million for intangible assets related to the Design, Creative and Technology segment was recorded. The non-cash charges included a $2.6 million for certain indefinite-lived trade name intangible assets.

All Other Category

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Revenues	$19.1	$11.1	$8.0	72.1%
Other income, net	0.9	0.8	0.1	12.5%
Cost of revenues	8.3	1.4	6.9	492.9%
Selling, general and administrative expenses	21.8	14.4	7.4	NM
Depreciation and amortization expense	3.8	2.3	1.5	65.2%
Goodwill impairments	0.5	—	0.5	NM
Operating loss	$(14.4)	$(6.2)	$(8.2)	NM

Revenues

During the year ended December 31, 2022, revenue attributable to the All Other category of $19.1 million increased by $8.0 million, or 72.1%, from $11.1 million for the year ended December 31, 2021. Organic revenues increased by $6.1 million, 55.0%, to $17.2 million from $11.1 million in the prior year. The growth was primarily driven by a $4.2 million, or 37.8%, increase to $15.3 million from $11.1 million in software subscription revenue and $1.9 million from new event launches. All Other category revenues also increased by $1.9 million from events that staged during 2022 but were canceled in the prior year due to COVID-19.

Other Income, net

Other income, net of $0.9 million was recorded for the All Other category related to event cancellation insurance claims proceeds during the year ended December 31, 2022. All $0.9 million was received during 2022.

Other income, net of $0.8 million was recorded for the All Other category related to event cancellation insurance claims proceeds during the year ended December 31, 2021. All $0.8 million was received during 2021.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues attributable to the All Other category of $8.3 million increased by $6.9 million, or 492.9%, from $1.4 million for the year ended December 31, 2021. The primary drivers of the increase were $3.0 million of costs related to the growth of our software subscription business, $1.8 million related to the events that staged in the current year but were canceled in the prior year due to COVID-19 and $2.1 million related to new event launches.

Selling, General and Administrative Expenses

During the year ended December 31, 2022, selling, general and administrative expenses for the All Other category of $21.8 million increased by $7.4 million, from $14.4 million for the year ended December 31, 2021. The increase in selling, general and administrative expense was primarily driven by the continued ramp of new launches as well as higher costs associated with the growth of our software subscription business.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $3.8 million for the year ended December 31, 2022 increased $1.5 million, or 65.2%, from $2.3 million for the year ended December 31, 2021. The increase was due to higher amortization of software development costs related to our software subscription business.

Corporate

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Other income, net	$148.6	$—	$148.6	NM
Selling, general and administrative expenses	41.8	67.1	(25.3)	(37.7)%
Depreciation and amortization expense	4.5	2.3	2.2	95.7%
Operating income (loss)	$102.3	$(69.4)	$171.7	NM

Other Income, net

During the year ended December 31, 2022 other income, net for the Corporate category was $148.6 million and was related to a one-time insurance litigation settlement. The one-time settlement payment was not specifically attributable to any of our outstanding event cancellation insurance claims and therefore was not recorded at the segment level.

Selling, General and Administrative Expenses

During the year ended December 31, 2022, selling, general and administrative expenses of $41.8 million for the Corporate category decreased by $25.3 million, or 37.7%, from $67.1 million for the year ended December 31, 2021. The decrease in selling, general and administrative expense was primarily driven by $33.3 million in non-cash gains related to the remeasurement of contingent consideration liabilities.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to the Corporate category of $4.5 million for the year ended December 31, 2022 increased $2.2 million, or 95.7%, from $2.3 million for the year ended December 31, 2021.

Interest Expense; Interest Income; Loss on Disposal of Fixed Assets; Provision for (benefit from) Income Taxes; Net Income (Loss) and Comprehensive Income (Loss); Adjusted EBITDA

Interest Expense

Interest expense of $24.5 million for the year ended December 31, 2022 increased $8.6 million, or 54.1%, from $15.9 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during 2022 was 4.26%, compared to 2.60% during 2021.

Interest Income

Interest income of $2.7 million for the year ended December 31, 2022 increased $2.6 million, from $0.1 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in our cash balance due to the receipt of event cancellation insurance claim and insurance litigation settlement proceeds as well as rising interest rates throughout fiscal year 2022.

Loss on Disposal of Fixed Assets

Loss on Disposal of Fixed Assets for the year ended December 31, 2022 decreased 100.0% from $0.4 million for the year ended December 31, 2021. The decrease was primarily attributable to the disposal of leasehold improvements and other fixed assets associated with two office operating leases the Company abandoned during fiscal year 2021.

Provision for (benefit from) Income Taxes

For the years ended December 31, 2022 and 2021, we recorded a provision for income taxes of $27.2 million and a benefit from income taxes of $1.3 million, respectively. The increase in our provision for income taxes of $28.5 million for the year ended December 31, 2022 compared to the prior year was primarily attributable to the impact of higher other income, net from event cancellation insurance claim and insurance litigation settlement proceeds.

Net Income (Loss) and Comprehensive Income (Loss)

Net income and comprehensive income of $130.8 million for the year ended December 31, 2022 increased $210.5 million from net loss of $79.7 million for the year ended December 31, 2021. The key drivers of the increase in net income and comprehensive income were the higher revenues as a result of executing a full schedule of events in 2022, the increase in other income, net related to event cancellation insurance claim and insurance litigation settlement proceeds and decreases in non-cash goodwill and intangible asset impairment charges, partly offset by higher cost of revenues, depreciation and amortization and interest expenses as well as the increase in provision for income taxes described above.

Adjusted EBITDA

Total Adjusted EBITDA of $239.6 million for the year ended December 31, 2022 increased $195.5 million, or 443.3%, from $44.1 million for the year ended December 31, 2021. The increase in Adjusted EBITDA was primarily attributable to higher other income, net related to event cancellation insurance claim and insurance litigation settlement proceeds as well as the profits generated from executing a full schedule of events in 2022.

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021”.

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$145.5	$127.4	$18.1	14.2%
Other income	77.4	107.0	(29.6)	(27.7)%
Cost of revenues	57.1	57.6	(0.5)	(0.9)%
Selling, general and administrative expenses(1)	143.0	118.6	24.4	20.6%
Depreciation and amortization expense	47.6	48.6	(1.0)	(2.1)%
Goodwill impairments(2)	7.2	603.4	(596.2)	(98.8)%
Intangible asset impairments(3)	32.7	76.8	(44.1)	(57.4)%
Operating loss	(64.7)	(670.6)	605.9	(90.4)%
Interest expense	15.9	20.6	(4.7)	(22.8)%
Interest income	0.1	0.1	—	—
Other expense	0.1	0.1	—	—
Loss on disposal of fixed assets	0.4	—	0.4	NM
Loss before income taxes	(81.0)	(691.2)	610.2	(88.3)%
Benefit from income taxes	(1.3)	(57.6)	56.3	(97.7)%
Net loss and comprehensive loss	$(79.7)	$(633.6)	$553.9	(87.4)%

Other financial data (unaudited):
Adjusted EBITDA(4)	$44.1	$71.9	$(27.8)	(38.7)%
Free Cash Flow(5)	$83.4	$(41.1)	$124.5	NM
Organic Revenue (6)	$43.8	$44.1	$(0.3)	(0.7)%

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

	Year Ended December 31,
	2021	2020
	(unaudited)
	(dollars in millions)
Net loss	$(79.7)	$(633.6)
Add (Deduct):
Interest expense	15.8	20.6
Benefit from income taxes	(1.3)	(57.6)
Goodwill impairments(a)	7.2	603.4
Intangible asset impairment(b)	32.7	76.8
Depreciation and amortization expense	47.6	48.6
Stock-based compensation expense(c)	10.4	6.7
Deferred revenue adjustment(d)	2.0	-
Other items(e)	9.4	7.0
Adjusted EBITDA	$44.1	$71.9
Deduct:
Event cancellation insurance proceeds	77.4	107.0
Adjusted EBITDA excluding event cancellation insurance proceeds	$(33.3)	$(35.1)
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
(e)
Other items include amounts our management believes are not representative of our core operations. Other items for the year ended December 31, 2021 included: (i) $3.1 million in restructuring-related transition costs, including one-time severance expense of $1.3 million and costs associated with lease abandonment of $1.2 million; (ii) $1.7 million in non-recurring legal, audit and consulting fees; (iii) $1.4 million in transaction costs in connection with certain acquisition transactions; (iv) $1.0 million in insurance settlement related expenses and (iv) $2.2 million in expense related to the remeasurement of contingent consideration. For the year ended December 31, 2020, the $7.0 million included: (i) $4.6 million in restructuring-related transition costs, including one-time severance expense of $2.8 million, (ii) $2.2 million in non-recurring legal, audit and consulting fees and (iii) $1.7 million in transaction costs in connection with certain acquisition transactions offset by (iv) $1.5 million reduction to expense related to the remeasurement of contingent consideration.
(5)
In addition to net cash provided by operating activities presented in accordance with GAAP, we present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to our management and investors about the amount of cash generated from our core operations that, after capital expenditures, can be used for the repayment of indebtedness and strategic initiatives, including investing in our business, payment of dividends, making strategic acquisitions and strengthening our balance sheet.

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
(6)
In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Our management and Board of Directors evaluate changes in Organic revenue to understand underlying revenue trends of its events. Our presentation of Organic revenue adjusts revenue for (i) acquisition revenue, (ii) discontinued events and (iii) COVID-19 cancellations.

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP. Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP. Also, Organic revenue is not necessarily comparable to similarly titled measures used by other companies.

	Year Ended December 31,		Change
	2021	2020	$	%
	(unaudited)
	(dollars in millions)
Revenues	$145.5	$127.4	$18.1	14.2%
Add (deduct):
Acquisition revenues	(16.6)	—
Discontinued events	—	(7.6)
COVID-19 cancellations(1)	(85.1)	—
COVID-19 cancellations(2)	—	(75.7)
Organic revenues	$43.8	$44.1	$(0.3)	(0.7%)
(1)
Represents the increase in 2021 revenues attributable to events that staged in the current year and were canceled due to COVID-19 in the prior year.
(2)
Represents reduction in revenues attributable to certain events that were canceled in fiscal 2021 due to COVID-19, compared to all events that staged in 2020. The Company believes the financial impact, net of costs saved, will be partially offset by event cancellation insurance proceeds from pending claims.

Revenues

Total revenues of $145.5 million for the year ended December 31, 2021 increased $18.1 million, or 14.2%, from $127.4 million for the year ended December 31, 2020. See “Commerce Segment – Revenues,” “Design, Creative and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Total other income of $77.4 million for fiscal 2021 decreased by $29.6 million, from $107.0 million for fiscal 2020. See “Commerce Segment – Other Income, net” “Design, Creative and Technology Segment – Other Income,

net”, “All Other Category – Other Income, net” and "Corporate—Other Income, net" below for a discussion of the factors contributing to the changes in total other income, net.

Cost of Revenues

Total cost of revenues of $57.1 million for fiscal 2021 decreased by $0.5 million, or 0.9%, from $57.6 million for fiscal 2020. See “Commerce Segment – Cost of Revenues,” “Design, Creative and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $143.0 million for the year ended December 31, 2021 increased $24.4 million, or 20.6%, from $118.6 million for the year ended December 31, 2020. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design, Creative and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate—Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

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

As a result of the COVID-19 pandemic and the measures implemented to prevent its spread, during the first quarter of 2020, we determined that the COVID-19 outbreak would continue to have a material negative impact on our financial results even following the time when the outbreak is contained. These factors, as well as uncertainty around when we would be able to resume normal operations, caused a significant and prolonged decline in our stock price, resulting in our market capitalization falling below our carrying value. As a result, we determined that a triggering event occurred and performed a quantitative assessment of our fair value as of March 31, 2020. In connection with this assessment we recorded a $588.2 million non-cash charge related to the impairment of goodwill. In addition, as a result of our annual goodwill impairment assessment, we recorded an additional $15.2 million non-cash charge related to the impairment of goodwill as of October 31, 2020.

Intangible Asset Impairments

As a result of our annual impairment assessment as of October 31, 2021, we recorded a non-cash impairment charge of $32.7 million, which included non-cash impairment charges of $21.0 million and $11.7 million for certain customer relationship intangible assets and definite-lived trade names, and certain indefinite-lived trade names, respectively.

Due to the triggering event in the first quarter of 2020 described above, we performed impairment assessments of our long-lived assets and indefinite-lived assets. The assessments resulted in the recognition of a non-cash impairment charge of $59.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets, and certain of our indefinite-lived trade name intangible assets of $13.2 million and $46.2 million, respectively. As a result of our annual impairment assessment as of October 31,

2020, we recorded a non-cash impairment charge of $17.4 million, which included non-cash impairment charges for certain of our long-lived customer relationship and trade name intangible assets, and certain of our indefinite-lived trade name intangible assets of $16.8 million and $0.6 million, respectively.

Commerce Segment

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Revenues	$57.0	$58.8	$(1.8)	(3.1)%
Other income	57.5	64.3	(6.8)	(10.6)%
Cost of revenues	21.2	25.8	(4.6)	(17.8)%
Selling, general and administrative expenses	24.7	26.7	(2.0)	(7.5)%
Depreciation and amortization expense	23.6	25.3	(1.7)	(6.7)%
Goodwill impairments	2.2	357.0	(354.8)	(99.4)%
Intangible asset impairments	30.1	29.4	0.7	2.4%
Operating income (loss)	$12.7	$(341.1)	$353.8	NM

Revenues

During the year ended December 31, 2021, revenues for the Commerce segment of $57.0 million decreased by $1.8 million, or 3.1% from $58.8 million for the year ended December 31, 2020. The primary driver of the decrease was $39.8 million from events that staged in 2020 but were canceled in 2021 due to COVID-19. This decrease was offset by $43.8 million in revenues related to live events that staged primarily in the second half of 2021 but were canceled due to COVID-19 in the prior year. The remaining $5.8 million decline in revenues was primarily due to a $4.9 million, or 38.6%, decrease in revenues from three events that staged in both 2021 and 2020. This decline was largely attributable to one event that staged pre-COVID in January 2020 and was our only large event to stage in the first half of 2021. Several small discontinued events representing $1.0 million of 2020 revenues also impacted 2021 results.

Other Income

Other income of $57.5 million was recorded for the Commerce segment related to event cancellation insurance proceeds during the year ended December 31, 2021. All $57.5 million was received during 2021.

Other income of $64.3 million was recorded for the Commerce segment related to event cancellation insurance proceeds during the year ended December 31, 2020. Of the $64.3 million, $55.2 million was received and $9.1 million was confirmed by the insurance provider during 2020. All $9.1 million of insurance receivables for the Commerce segment as of December 31, 2020 were received in January 2021.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues for the Commerce reportable segment decreased $4.6 million, or 17.8%, to $21.2 million from $25.8 million for the year ended December 31, 2020. The primary drivers of the decrease were an $11.7 million decline in expense from events that were canceled due to COVID-19 in 2021, but staged in 2020, a $0.5 million decline from events that were canceled in both years due to COVID-19, a $0.5 million decrease from live and virtual events that staged in both years and $0.5 million in cost savings from several small discontinued events. These declines were partially offset by $8.6 million in cost of revenues related to live events that staged in 2021 but were canceled in 2020 due to COVID-19.

Selling, General and Administrative Expenses

During the year ended December 31, 2021 selling, general and administrative expenses for the Commerce reportable segment decreased $2.0 million, or 7.5%, to $24.7 million from $26.7 million for 2020. The decrease was primarily related to lower compensation and benefits expense attributable to the centralization initiatives implemented over the prior year, lower sales commissions related to lower revenues, avoided promotional and travel costs related to canceled events, as well as credit card fee savings during the year ended December 31, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Commerce segment of $23.6 million for the year ended December 31, 2021 decreased $1.7 million, or 6.7%, from $25.3 million for the year ended December 31, 2020. The decrease was due to lower amortization on the definite-lived trade name and customer relationship intangible assets which were impaired in the first and fourth quarters of 2020.

Goodwill Impairments

In connection with our 2021 annual impairment assessment, we recorded a $2.2 million non-cash goodwill impairment charge related to reporting units under the Commerce segment.

During 2020, we recorded $357.0 million in non-cash goodwill impairment charges in connection with reporting units under the Commerce segment in relation to our interim and annual impairment assessments. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with our 2021 annual impairment assessment, we recorded a non-cash impairment charge of $30.1 million for intangible assets related to the Commerce segment. The non-cash charges included $21.0 million for certain definite-lived customer relationship and trade names intangible assets, and $9.1 million for certain indefinite-lived trade name intangible assets.

In connection with the triggering event in the first quarter of 2020 described above, we performed impairment assessments of intangible assets and recorded non-cash impairment charges related to intangible assets under the Commerce segment of $24.0 million. In relation to our annual impairment assessment performed as of October 31, 2020, we recorded additional non-cash impairment charges related to related to intangible assets under the Commerce segment of $5.4 million.

Design, Creative and Technology Segment

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Revenues	$77.4	$66.6	$10.8	16.2%
Other income	19.1	42.6	(23.5)	(55.2)%
Cost of revenues	34.5	30.2	4.3	14.2%
Selling, general and administrative expenses	36.8	36.9	(0.1)	(0.3)%
Depreciation and amortization expense	19.4	20.0	(0.6)	(3.0)%
Goodwill impairments	5.0	241.0	(236.0)	(97.9)%
Intangible asset impairments	2.6	45.7	(43.1)	(94.3)%
Operating loss	$(1.8)	$(264.6)	$262.8	NM

Revenues

During the year ended December 31, 2021, revenues for the Design, Creative and Technology segment of $77.4 million increased by $10.8 million, or 16.2%, from $66.6 million for the year ended December 31, 2020. The primary drivers of the increase were $41.5 million in revenues related to live events that staged primarily in the second half of 2021 but were canceled due to COVID-19 in the prior year and incremental revenues of $5.5 million from the acquisitions of EDspaces, Sue Bryce and AV-IQ. These increases were partially offset by a $34.6 million reduction from the cancellation of nearly all live events scheduled to stage in the first half of 2021 due to COVID-19. Discontinued other marketing services representing $1.7 million of 2020 revenues also impacted 2021 results.

Other Income

Other income of $19.1 million was recorded for the Design, Creative and Technology segment related to event cancellation insurance claims during the year ended December 31, 2021. All $19.1 million was received during 2021.

Other income of $42.6 million was recorded for the Design, Creative and Technology segment related to event cancellation insurance claims proceeds during the year ended December 31, 2020. Of the $42.6 million, $33.9 million was received and $8.7 million was confirmed by the insurance provider during 2020. All $8.7 million of insurance receivables for the Technology and Design segment as of December 31, 2020 were received in January 2021.

Cost of Revenues

During the year ended December 31, 2021, cost of revenues for the Design, Creative and Technology segment of $34.5 million increased by $4.3 million, or 14.2%, from $30.2 million for the year ended December 31, 2020. The primary drivers of the increase were $19.3 million related to live events that staged primarily in the second half of 2021 but were canceled due to COVID-19 in the prior year, $0.9 million related to events that were canceled in both years due to COVID-19 and incremental expenses of $1.6 million related to the acquisitions of EDspaces, Sue Bryce and AV-IQ. These increases were partially offset by a $16.8 million reduction from the cancellation of nearly all events scheduled to stage in the first half of 2021 due to COVID-19. Discontinued other marketing services resulted in savings of $0.7 million in 2021.

Selling, General and Administrative Expenses

During the year ended December 31, 2021, selling, general and administrative expenses for the Design, Creative and Technology segment of $36.8 million decreased by $0.1 million, or 0.3%, from $36.9 million for the year ended December 31, 2020. The decrease was attributable to lower external sales commissions and credit card fee expense partially offset by increased promotional and marketing expenses.

Depreciation and Amortization Expense

During the year ended December 31, 2021, depreciation and amortization expense for the Design, Creative and Technology segment of $19.4 million decreased $0.6 million, or 3.0%, from $20.0 million for the year ended December 31, 2020. The decrease was due to lower amortization on the definite-lived trade name and customer relationship intangible assets which were impaired in the first and fourth quarters of 2020.

Goodwill Impairments

During the years ended December 31, 2021 and 2020, we recorded $5.0 million and $241.0 million in non-cash goodwill impairment charges, respectively, in connection with reporting units under the Design, Creative and Technology segment in relation to our interim and annual impairment assessments. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with our 2021 annual impairment assessment, we recorded a non-cash impairment charge of $2.6 million for intangible assets related to the Design, Creative and Technology segment. The non-cash charges included a $2.6 million for certain indefinite-lived trade name intangible assets.

In connection with the triggering event in the first quarter of 2020, management performed impairment assessments of intangible assets and recorded non-cash impairment charges related to intangible assets under the Design, Creative and Technology of $34.6 million. In relation to our 2020 annual impairment assessment performed as of October 31, 2020, we recorded additional non-cash impairment charges of $11.1 million, in connection with intangible assets under the Design, Creative and Technology segment.

All Other Category

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Revenues	$11.1	$2.0	$9.1	455.0%
Other income	0.8	0.1	0.7	700.0%
Cost of revenues	1.4	1.6	(0.2)	(12.5%)
Selling, general and administrative expenses	14.4	0.5	13.9	2780.0%
Depreciation and amortization expense	2.3	0.4	1.9	475.0%
Goodwill impairments	—	5.4	(5.4)	NM
Intangible asset impairments	—	1.7	(1.7)	NM
Operating loss	$(6.2)	$(7.5)	$1.3	NM

Revenues

During the year ended December 31, 2021, revenue attributable to the All Other category of $11.1 million increased by $9.1 million, or 455.0%, from $2.0 million for the year ended December 31, 2020. The primary driver of the increase was incremental revenues of $11.1 million from the acquisition of PlumRiver, which closed in December 2020. This increase was partially offset by the non-recurrence of $1.6 million of revenue for events that staged in 2020 but were canceled due to COVID-19 in 2021.

Other Income

Other income of $0.8 million was recorded for the All Other category related to event cancellation insurance claims proceeds during the year ended December 31, 2021. All $0.8 million was received during 2021.

Other income of $0.1 million was recorded for All Other category related to event cancellation insurance claims proceeds during the year ended December 31, 2020. All of the $0.1 million was confirmed by the insurance provider during 2020. All $0.1 million of insurance receivables for the All Other category as of December 31, 2020 were received in January 2021.

Cost of Revenues

Cost of revenues attributable to the All Other category of $1.4 million decreased by $0.2 million, or 12.5%, from $1.6 million for the year ended December 31, 2020. Lower event expenses due to the cancellation of all live events in the All Other category in 2021 were offset by increases in software maintenance expense related to the acquisition of PlumRiver.

Selling, General and Administrative Expenses

During the year ended December 31, 2021, selling, general and administrative expenses for the All Other category of $14.4 million increased by $13.9 million, from $0.5 million for the year ended December 31, 2020. The increase in selling, general and administrative expense was primarily driven by the acquisition of PlumRiver in December 2020.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $2.3 million for the year ended December 31, 2021 increased $1.9 million, from $0.4 million for the year ended December 31, 2020. The increase was due to the acquisition of PlumRiver in December 2020.

Goodwill Impairments

During 2020, we recorded non-cash goodwill impairment charges of $5.4 million in connection with reporting units under the All Other category in relation to our interim and annual impairment assessments. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with the triggering event in the first quarter of 2020 described above, we performed impairment assessments of intangible assets and recorded non-cash impairment charges related to intangible assets under the All Other category of $0.8 million. In relation to our 2020 annual impairment assessment performed as of October 31, 2020, we recorded additional non-cash impairment charges of $0.9 million, in connection with intangible assets, respectively, under the All Other category.

Corporate

	Year Ended December 31,
	2021	2020	Variance $	Variance %
	(dollars in millions)
Selling, general and administrative expenses	$67.1	$54.5	$12.6	23.1%
Depreciation and amortization expense	2.3	2.9	(0.6)	(20.7)%
Total operating expenses	$69.4	$57.4	$12.0	20.9%

Selling, General and Administrative Expenses

During the year ended December 31, 2021, selling, general and administrative expenses of $67.1 million for corporate-level activity increased by $12.6 million, or 23.1%, from $54.5 million for the year ended December 31, 2020. The increase in selling, general and administrative expense was primarily driven by higher compensation and benefits expense, higher stock-based compensation costs and higher transition costs, including one-time severance expense.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to corporate-level activity of $2.3 million for the year ended December 31, 2021 decreased $0.6 million, or 20.7%, from $2.9 million for the year ended December 31, 2020. The decrease was attributable to the disposal of corporate fixed assets and lower corporate internally developed software additions during 2021.

Interest Expense; Loss on Disposal of Fixed Assets; Benefit from Income Taxes; Net Loss and Comprehensive Loss; Adjusted EBITDA

Interest Expense

Interest expense of $15.9 million for the year ended December 31, 2021 decreased $4.7 million, or 22.8%, from $20.6 million for the year ended December 31, 2020. The decrease was primarily attributable to a decrease in the variable interest rate on our Amended and Restated Term Loan Facility, for which the average rate during 2021 was 2.60%, compared to 3.28% during 2020, and a $0.9 million decrease in interest expense related to lower borrowings under the Amended and Restated Revolving Credit Facility.

Loss on Disposal of Fixed Assets

Loss on Disposal of Fixed Assets of $0.4 million for the year ended December 31, 2021 increased $0.4 million, from zero for the year ended December 31, 2020. The increase was primarily attributable to the disposal of leasehold improvements and other fixed assets associated with two office operating leases the Company abandoned during fiscal year 2021.

Benefit from Income Taxes

For the years ended December 31, 2021 and 2020, we recorded a benefit from income taxes of $1.3 million and $57.6 million, respectively. The decrease in our benefit from income taxes of $56.3 million for the year ended December 31, 2021 compared to the prior year was primarily attributable to the impact of lower non-cash charges related to goodwill and intangible asset impairments, offset by lower other income and higher operating losses incurred as a result of the continued impact of the COVID-19 pandemic.

Net Loss

Net loss of $79.7 million for the year ended December 31, 2021 decreased $553.9 million from net loss of $633.6 million for the year ended December 31, 2020. The key drivers of the decrease in net loss were the decreases in non-cash goodwill and intangible asset impairment charges and interest expense, partly offset by the higher corporate overhead expense and lower benefits from income taxes described above.

Adjusted EBITDA

Total Adjusted EBITDA of $44.1 million for the year ended December 31, 2021 decreased $27.8 million, or 38.7%, from $71.9 million for the year ended December 31, 2020. The decrease in Adjusted EBITDA was primarily attributable to lower other income related to event cancellation insurance proceeds received or confirmed during the year as well as lower operating profits as a result of the continued impact of the COVID-19 pandemic.

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020”.

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

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the end of fiscal year 2021. Late in the second quarter of 2021, we began to see positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States. In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies. During 2022 we were able to stage a full slate of events and successfully traded 124 in-person events during the year, serving approximately 393,000 attendees and 17,800 exhibiting companies. While we have been able to resume our full schedule of events in 2022, the ongoing effects of COVID-19 on our operations have had, and may continue to have, a negative impact on its financial results and liquidity. The assumptions used to estimate our liquidity are subject to greater uncertainty because we had never previously canceled or postponed all upcoming events for a period of over a year due to a pandemic. We cannot estimate with certainty when event exhibitors and attendees will attend our events in numbers similar to pre-pandemic editions now that our events have fully resumed. Therefore, current estimates of revenues and the associated impact on liquidity could differ significantly in the future.

On August 3, 2022, we reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. During the years ended December 31, 2022 and 2021, we recorded other income, net of $182.8 million and $77.4 million, respectively, related to event cancellation insurance claim and settlement proceeds deemed to be realizable by our management. All of the other income, net recognized for fiscal years 2022 and 2021was received during the periods. During the year ended December 31, 2020, we recorded other income, net of $107.0 million. Of the $107.0 million, $89.2 million was received and $17.8 million was confirmed by the insurance provider during 2020. All $17.8 million of insurance receivables as of December 31, 2020 were received in January 2021.

Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, for the policies covering calendar years 2021 and 2020, Emerald was insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. However, Emerald’s renewed event cancellation insurance policies for the year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for the our renewed 2022 primary event cancellation insurance policy is $100.0 million if losses arise for reasons within the scope of these policies. We also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2022 and Surf Expo Summer 2022 shows, with a coverage limit of $8.4 million and $6.5 million for each respective event.

As of December 31, 2022, we had $413.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, which was recorded net of unamortized discount of $0.6 million, and net of unamortized deferred financing fees of $0.8 million. Borrowings under our Amended and Restated Term Loan Facility are subject to mandatory prepayments under specified circumstances, including 50% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights). If these thresholds are triggered, we would be required to make these mandatory prepayments. See “—Long-Term Debt-Amended and Restated Senior Secured Credit Facilities” below for more detail regarding the terms of our Amended and Restated Senior Secured Credit Facilities.

Based on the our return to positive operating cash flows, current cash position and assumptions regarding the impact of COVID-19, we believe that our current financial resources will be sufficient to fund the Company's liquidity requirements for the next twelve months.

Dividend Policy

On March 20, 2020, due to the negative impact of COVID-19 on our business, our Board of Directors temporarily suspended our regular quarterly cash dividend on its common stock. The payment of any such dividend in future quarters is subject to the discretion of our Board of Directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our Board of Directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

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

Share Repurchases

On October 26, 2022, our Board of Directors approved an extension and expansion of its share repurchase program, which allows for the repurchase of $20.0 million of our common stock through December 31, 2023, subject to early termination or extension by the Board of Directors. We repurchased 21,393 shares for $0.1 million during the year ended December 31, 2022 under this repurchase program. There was $19.9 million remaining available for share repurchases under the October 2022 Share Repurchase Program as of December 31, 2022. The share repurchase program may be suspended or discontinued at any time without notice.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2022	2021	2020
	(unaudited)
Statement of Cash Flows Data	(dollars in millions)
Net cash provided by operating activities	$175.1	$90.0	$(37.1)
Net cash used in investing activities	$(47.9)	$(131.9)	$(37.3)
Net cash (used in) provided by financing activities	$(119.3)	$(22.2)	$360.1

Operating Activities

Operating activities consist primarily of net income (loss) adjusted for noncash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the year ended December 31, 2022 increased $85.1 million to $175.1 million provided by operating activities, from $90.0 million provided by operating activities during the year ended December 31, 2021. The increase was primarily driven by a $210.5 million increase in net income to net income of $130.8 million from net loss of $79.7 million during the year ended December 31, 2021 as a result of event cancellation insurance claim proceeds during the current year. This increase was partly offset by an increase in cash used for working capital of $68.9 million and a decrease in non-cash adjustments of $56.5 million. The working capital decline represented cash used for working capital of $4.4 million in the current year from cash generated by working capital of $64.5 million during the year ended December 31 2021. The working capital decline was primarily attributable to lower cash from deferred revenues of $37.6 million, and $17.8 million lower cash inflows from insurance receivables. While the increase in deferred revenues during 2022 is a sign of Emerald's continued recovery from the COVID-19 pandemic, the increase in sales in the second half of 2021 generated a more significant increase in the prior year. In addition, lower cash inflows from accounts payable during 2022 was a result of an unusually low accounts payable and other current liabilities balance at the end of 2020, which was a result of low business activities due to COVID-19. Our return to staging live events in the second half of 2021 resulted in an unusually significant increase in accounts payable and other current liabilities during 2021. Our operations have continued to return to a more normal cadence during 2022, resulting in lower cash from accounts payable and other current liabilities in the current year. Non-cash adjustments declined $56.5 million to non-cash adjustments of $48.7 million in the current year from $105.2 million during the year December 31, 2021. The decline in non-cash adjustments was driven by remeasurement of contingent consideration and lower intangible asset impairment partly offset by an increase in depreciation and amortization driven by the amortization of intangible assets primarily related to the 2021 acquisitions. Net income (loss) and non-cash adjustments to net income generated $179.5 million in cash during the year ended December 31, 2022 compared to $25.5 million in cash generated during the prior year. The primary driver of this increase was an increase in net income (loss) of $210.5 million offset by a lower add-back for intangible asset impairment and higher non-cash adjustment related to the gain from remeasurement of contingent consideration.

Net cash provided by operating activities for the year ended December 31, 2021 increased $127.1 million to $90.0 million provided by operating activities, from $37.1 million used in operating activities during the year ended December 31, 2020. The increase was primarily due to a $152.4 million increase in cash generated by working capital, from $64.5 million in cash generated by working capital during the year ended December 31, 2021 compared to the use of $87.9 million in cash for working capital during the year ended December 31, 2020. This increase was primarily attributable to higher deferred revenues, partially offset by higher accounts receivable, related to increased sales activity as our live events begin to emerge from the COVID-19 pandemic as well as the receipt of event cancellation insurance claim proceeds during the year ended December 31, 2021. These working capital improvements were partially offset by refunds paid to customers for live events that were canceled or postponed due to COVID-19 during 2020 and 2021. Net loss and non-cash adjustments to net loss generated $25.5 million in cash during the year ended December 31, 2021 compared to $50.8 million in cash generated during the year ended December 31, 2020. The primary driver of this decline was lower non-cash goodwill and impairment addbacks offset by lower net loss and deferred income tax benefit addbacks during the year ended December 31, 2021.

Investing Activities

Investing activities consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the year ended December 31, 2022 decreased $84.0 million to $47.9 million from $131.9 million in the year ended December 31, 2021. The decrease was primarily due to a decrease in aggregate cash used for business acquisitions during the year ended December 31, 2022 of $37.6 million compared to $125.3 million in the prior year. The Company completed two business acquisitions in each of the years ended December 31, 2022 and 2021. Net cash used in investing activities for the year ended December 31, 2021 increased $94.6 million to $131.9 million from $37.3 million in the year ended December 31, 2020. The increase was primarily due to increased aggregate cash used for business acquisitions during the year ended December 31, 2021 of $125.3 million compared to $33.3 million during the year ended December 31, 2020. The Company completed two business acquisitions in each of the years ended December 31, 2022, 2021 and 2020. See Note 4, Business Acquisitions, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the acquisitions. Capital expenditures totaled 10.3 million, $6.6 million and $4.0 million in the years ended December 31, 2022, 2021 and 2020, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the year ended December 31, 2022 was $119.3 million, comprised of $104.2 million in repayments of principal on our Amended and Restated Term Loan Facilities, $10.4 million in share repurchases associated with our share repurchase programs, $4.4 million in payments of contingent consideration related to business acquisitions and $0.4 million of fees paid associated the Amendment to our Amended and Restated Credit Agreement. Net cash used in financing activities for the year ended December 31, 2021 was $22.2 million, comprised of $12.4 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and $4.2 million in payments of contingent consideration related to business acquisitions. Net cash provided by financing activities for the year ended December 31, 2020 was $360.1 million, comprised of $382.7 million of net proceeds for issuance of redeemable convertible preferred stock, partly offset by $10.0 million in repayments net of borrowings on our Amended and Restated Senior Revolving Credit Facility, $5.4 million in cash dividend payments, $0.9 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and a $0.8 million payment of contingent consideration related to a business acquisition.

Free Cash Flow

Free Cash Flow of $164.8 million for the year ended December 31, 2022 increased $81.4 million, from $83.4 million for the year ended December 31, 2021. Free Cash Flow of $83.4 million for the year ended December 31, 2021 increased $124.5 million, from outflow of $41.1 million for the year ended December 31, 2020.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021”.

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

The spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans through August 6, 2020. Beginning in the first quarter of 2018, (i) the applicable margin steps down by 0.25% if Emerald X’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) steps down by an additional 0.25% if Emerald X’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00. As a result of Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined below), from August 7, 2020 through December 31, 2022, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Amended and Restated Revolving Credit Facility

On December 21, 2022, Emerald X, entered into a Fourth Amendment to the Amended and Restated Credit Agreement (the “Amendment”), by and among Emerald X, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017 (as amended from time to time, including by the Amendment the “Amended Credit Agreement”).

Maturity Extension; Partial Termination

The Amendment extended the maturity of $100.4 million of revolving commitments under the Amended Credit Agreement (the extended revolving facility, the “Extended Revolving Facility”) from November 23, 2023 to the earlier to occur of (i) May 23, 2026 and (ii) the day that is 91 days prior to the scheduled final maturity date of all outstanding term loans under the Amended Credit Agreement (the “Term Loans”) having an aggregate principal amount equal to or greater than the greater of (x) $75.0 million and (y) 100% of the Company’s Consolidated EBITDA (calculated on a pro forma basis).

The remaining $9.6 million of revolving commitments under the Amended Credit Agreement were terminated as of the date of the Amendment. Emerald X subsequently increased the revolver commitments under the Amended Credit Agreement by $9.6 million. See Note 19, Subsequent Events.

SOFR Transition

The Amendment also replaced the LIBOR interest rate benchmark with a Term Secured Overnight Financing Rate (“Term SOFR”) interest rate benchmark for borrowings under the Extended Revolving Facility.

Accordingly, the Amended Credit Agreement allows the Borrower to choose from the following two interest rate options for revolver borrowings:

•
Alternate Base Rate (“ABR”) loans that bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month Term SOFR plus 1.00%, or
•
Term SOFR loans that bear interest at a rate equal to a spread, or applicable margin, over Term SOFR.

The Amendment did not change the spread, or applicable margin, for revolver borrowings as described above.

The Amendment did not change the interest rate benchmarks or applicable margin for Term Loan borrowings.

Unaffected Terms of the Amended and Restated Revolving Credit Facility

Emerald X is required to pay a quarterly commitment fee in respect of the unutilized commitments under the Amended and Restated Revolving Credit Facility in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which is reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.50. Upon the issuance of letters of credit under the Amended and Restated Revolving Credit Facility, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to SOFR) for the Amended and Restated Revolving Credit Facility.

Prepayment; Payment and Commitment Reductions

On December 28, 2022, Emerald X voluntarily prepaid $100.0 million of outstanding Term Loans. After giving effect to the prepayment, Emerald X has approximately $415.3 million in principal amount of Term Loans outstanding.

The Amended and Restated Term Loan Facility required repayment in equal quarterly installments of 0.25% of the $565.0 million, with the balance due at maturity. Installment payments on the Amended and Restated Term Loan Facility are due on the last business day of each quarter, commencing on September 29, 2017. As a result of the term loan prepayment described above, no future amortization payments are required under the Amended and Restated Term Loan Facility.

Subject to the certain customary exceptions and limitations, Emerald X is required to prepay amounts outstanding under the Amended and Restated Term Loan Facility under specified circumstances, including 50.0% of Excess Cash Flow (“ECF”), subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, by all of Emerald X’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2022, all of Emerald X’s domestic subsidiaries and Emerald X’s direct parent have provided guarantees.

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

In addition, the Amended and Restated Revolving Credit Facility contains a financial maintenance covenant (the “Financial Covenant”) requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents (“Total First Lien Net Debt”) to Acquisition Adjusted EBITDA. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. We were not required to test the Financial Covenant at December 31, 2022 or 2021.

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

As of December 31, 2022, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2022.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in millions)
Contractual obligations(1)	$72.0	$44.1	$26.8	$0.2	$0.9
Long-term debt obligations(2)	415.3	—	415.3	—	—
Short-term debt obligations(3)	—	—	—	—	—
Operating lease obligations(4)	16.9	4.9	10.9	1.1	—
Interest on long-term debt obligations(5)	38.5	27.7	10.8	—	—
Totals:	$542.7	$76.7	$463.8	$1.3	$0.9

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
(5)
Represents interest expense on borrowings under the Amended and Restated Term Loan Facility using the interest rates in effect at December 31, 2022. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Our accounting policies are more fully described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our management has discussed the selection of these critical accounting policies and estimates with members of our Board of Directors.

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

Revenue Recognition, Deferred Revenue and Allowance for Credit Losses

Trade Shows and Other Events Revenue

A significant portion of our annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. We recognize revenue in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. As a result of the COVID-19 related show cancellations described above, trade show revenues declined significantly during the years ended December 31, 2022 and 2021. Trade show and other events generated approximately 85%, 71% and 79% of revenues for the years ended December 31, 2022, 2021 and 2020, respectively.

Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in-full prior to the trade show or event and deferred until the event takes place and all promised services have been provided and performance obligations are met. Similarly, attendees register and are typically qualified for attendance prior to the show staging. Attendee registration revenues are also collected prior to the show and deferred until the show stages. Revenue is recognized when our customer receives the benefit of the promised services and all performance obligations are met. Revenue is recognized at an amount that reflects the consideration we expect to receive in exchange for those services. Customers receive the benefit of our services over the course of each trade show or other event for our trade shows and conference events. We recognized $277.6 million,

$103.4 million and $101.3 million of trade show and other event revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense, or have exposure to credit losses with relation to these revenue streams. Bad debt expense is recognized in the consolidated statements of income (loss) and comprehensive income (loss) as selling, general and administrative expense. Accounts receivable are presented on the face of the consolidated balance sheet, net of an allowance for credit losses in 2021 and 2022.

Subscription software and services

We also offer B2B e-commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic Suite platform. In addition to their respective revenues, these products support our live events by delivering year-round channels for customer acquisition and development. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are typically three-year terms with one-year renewals. We recognized $18.8 million, $14.1 million and zero of subscription software and services revenue for the years ended December 31, 2022, 2021 and 2020, respectively.

Other Marketing Services Revenue

The remaining portion of our revenues primarily consist of advertising sales for industry publications and digital products, which are recognized in the period in which the publications are issued or digital products are provided. Typically, the fees we charge are collected after the publications are issued. We recognized $29.5 million, $28.0 million and $26.1 million of other marketing services revenue for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred Revenue

Our deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to the trade show or other event and subscription revenue, implementation fees and professional services associated with the Company’s subscription software and services. Total deferred revenues, including the current and noncurrent portions, were $151.2 million and $118.1 million, as of December 31, 2022 and 2021, respectively.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed resulting from acquisitions. Goodwill is not amortized but instead tested for impairment at least annually or more frequently should an event or circumstances indicate that a reduction in the fair value of a reporting unit may have occurred. We test for impairment on October 31 of each year, or more frequently if events and circumstances warrant. Such events and circumstances may be a significant change in our business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. We perform our goodwill impairment test at the reporting unit level, using a fair value method based on management’s judgments and assumptions or third party valuations. The fair value of a reporting unit refers to the price that would be expected to be received to sell the reporting unit in an orderly transaction between market participants at the measurement date.

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

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, including revenue growth rates and EBITDA margins, weighted average cost of capital, selecting appropriate discount rates, determining if the theoretical sale would be a taxable or non-taxable transaction, and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in additional impairments of goodwill in the future. We corroborate the reasonableness of the total fair value of the reporting unit by assessing the implied control premium based on our market capitalization. Our market capitalization is calculated using the number of shares outstanding and stock price of our publicly traded shares. In the event of a goodwill impairment, we would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet.

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2022, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from 53.2% to 1,809.5%. Of the $545.5 million of goodwill, the carrying value equals the fair value for no reporting units as of October 31, 2022. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense long-term growth assumptions ranging from 1.0% growth to 3.0% growth, at a discount rate ranging from 12.0% to 16.7%.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $545.5 million as of December 31, 2022.

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

2022
	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	9 years
Definite-lived trade names	2-30 years	21 years
Acquired technology	3-7 years	6 years
Acquired content	5.5 - 7 years	6 years
Computer software	1-7 years	4 years

With respect to business acquisitions, the fair values of acquired definite-lived intangibles are estimated using the income approach. Input assumptions including future cash flows, growth rates, attrition rates, royalty rates, discount rates, tax rates and tax amortization benefits are used in developing the present value of future cash flow projections are the basis of the fair value calculations.

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

Stock-Based Compensation

We use share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for our employees and non-employee directors. We calculate stock-based compensation expense for each vesting tranche of stock options using the Black-Scholes option pricing model and recognize such costs, net of forfeitures, within the consolidated statements of income (loss) and comprehensive income (loss); however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, our expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which we estimated as follows:

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

Income Taxes

We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of income (loss) and comprehensive income (loss) as an adjustment to income tax expense in the period that includes the enactment date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Amended and Restated Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of December 31, 2022, we had $415.3 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.1 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	73

Consolidated Balance Sheets as of December 31, 2022 and 2021	76

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020	77

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	78

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	79

Notes to Consolidated Financial Statements	80

Schedule I – Condensed Financial Information of Registrant for the Years Ended December 31, 2022, 2021 and 2020	128

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021 and 2020	132

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Emerald Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerald Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income (loss) and comprehensive income (loss), of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessments – Certain Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $545.5 million as of December 31, 2022, of which a portion relates to certain reporting units. Management tests goodwill for impairment on October 31 of each year, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. During the first quarter of 2022, the Company changed its operating segments which resulted in a change in reporting units. Under accounting standards, management is required to perform an impairment assessment of the Company’s prior reporting units immediately prior to the change in reporting units and immediately after the change on the Company’s new reporting units. Due to the change in reporting units, management performed a quantitative assessment of the fair value of the Company’s prior and new reporting units as of January 31, 2022, resulting in a goodwill impairment of $5.8 million related to the Design, Creative and Technology segment and $0.5 million related to the All Other category, respectively, of which a significant portion relates to certain reporting units. Additionally, management performed the annual impairment assessment as of October 31, 2022 and no goodwill impairment was recorded. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) margin, discount rate, and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of certain reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain reporting units; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, and discount rates. Evaluating management’s assumptions related to forecasted revenues and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of certain reporting units; (ii) the consistency with industry data; and (iii)

whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rates.

Indefinite-Lived Intangible Asset Impairment Assessments - Certain Indefinite-Lived Trade Names

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived intangible assets consist of trade names. The consolidated indefinite-lived trade name balance was $52.6 million as of December 31, 2022, of which a portion relates to certain indefinite-lived trade names. Indefinite-lived intangible assets are tested annually for impairment at October 31, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset group may be impaired. The fair value of the trade name is then compared to the carrying value of each trade name. If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. During the first quarter of 2022, management identified an interim impairment trigger for three of the Company’s indefinite-lived intangible assets, resulting in an impairment of $1.6 million for one indefinite-lived trade name intangible asset. On October 31, 2022, management performed the annual impairment assessment for indefinite-lived intangible assets and no impairments were identified. The fair values of the Company’s indefinite-lived trade name asset groups are calculated by management using a form of the income approach referred to as the “relief from royalty payments” method. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, tax rate, and royalty rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessments of certain indefinite-lived trade names is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain indefinite-lived trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, discount rates, and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of certain indefinite-lived trade names. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain indefinite-lived trade names; (ii) evaluating the appropriateness of the relief from royalty payments method; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty payments method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, discount rates, and royalty rates. Evaluating management’s assumptions related to forecasted revenues and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brands associated with certain indefinite-lived trade names; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the relief from royalty payments method and the reasonableness of the discount rates and royalty rates.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 15, 2023

We have served as the Company's auditor since 2015.

Emerald Holding, Inc.

Consolidated Balance Sheets

December 31, 2022 and 2021

(dollars in millions, share data in thousands, except par value)	2022	2021
Assets
Current assets
Cash and cash equivalents	$239.1	$231.2
Trade and other receivables, net of allowances of $1.5 million and $1.2 million, as of December 31, 2022 and 2021, respectively	74.9	46.4
Prepaid expenses and other current assets	17.8	12.5
Total current assets	331.8	290.1
Noncurrent assets
Property and equipment, net	2.2	3.7
Intangible assets, net	204.8	236.7
Goodwill, net	545.5	514.2
Right-of-use lease assets	10.6	15.1
Other noncurrent assets	3.5	2.6
Total assets	$1,098.4	$1,062.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$58.1	$48.3
Income tax payable	1.2	—
Canceled event liabilities	3.3	9.8
Deferred revenues	151.2	118.1
Contingent consideration	3.5	5.1
Right-of-use lease liabilities, current portion	4.9	4.7
Term loan, current portion	—	5.7
Total current liabilities	222.2	191.7
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	413.9	510.9
Deferred tax liabilities, net	1.8	1.5
Right-of-use lease liabilities, noncurrent portion	10.4	13.3
Other noncurrent liabilities	10.8	32.1
Total liabilities	659.1	749.5
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2022 and 2021: 80,000; 71,417 and 71,442 shares issued and outstanding; aggregate liquidation preference $475.9 million and $444.1 million at December 31, 2022 and 2021, respectively	472.4	433.9
Stockholders' deficit
Common stock, $0.01 par value; authorized shares at December 31, 2022 and 2021: 800,000; 67,588 and 70,026 shares issued and outstanding at December 31, 2022 and 2021, respectively	0.7	0.7
Additional paid-in capital	610.3	653.2
Accumulated deficit	(644.1)	(774.9)
Total stockholders’ deficit	(33.1)	(121.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,098.4	$1,062.4

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)

Years Ended December 31, 2022, 2021 and 2020

(dollars in millions, share data in thousands except loss per share)	2022	2021	2020
Revenues	$325.9	$145.5	$127.4
Other income, net	182.8	77.4	107.0
Cost of revenues	116.5	57.1	57.6
Selling, general and administrative expense	145.0	143.0	118.6
Depreciation and amortization expense	59.5	47.6	48.6
Goodwill impairment charge	6.3	7.2	603.4
Intangible asset impairment charge	1.6	32.7	76.8
Operating income (loss)	179.8	(64.7)	(670.6)
Interest expense	24.5	15.9	20.6
Interest income	2.7	0.1	0.1
Other expense	—	0.1	0.1
Loss on disposal of fixed assets	—	0.4	—
Income (loss) before income taxes	158.0	(81.0)	(691.2)
Provision for (benefit from) income taxes	27.2	(1.3)	(57.6)
Net income (loss) and comprehensive income (loss)	$130.8	$(79.7)	$(633.6)
Accretion to redemption value of redeemable convertible preferred stock	(38.8)	(35.6)	(15.6)
Participation rights on if-converted basis	(60.2)	—	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$31.8	$(115.3)	$(649.2)
Basic income (loss) per share	$0.46	$(1.62)	$(9.09)
Diluted income (loss) per share	$0.46	$(1.62)	$(9.09)
Basic weighted average common shares outstanding	69,002	71,309	71,431
Diluted weighted average common shares outstanding	69,148	71,309	71,431

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2022, 2021 and 2020

			Total Emerald Holding, Inc Stockholders' Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	—	$—	71,352	$0.7	$701.1	$(61.6)	$640.2
Stock-based compensation	—	—	207	—	6.9	—	6.9
Dividends on common stock	—	—	—	—	(5.4)	—	(5.4)
Issuance of common stock under equity plans	—	—	46	—	0.2	—	0.2
Issuance of common stock for acquisition	—	—	806	—	4.4	—	4.4
Issuance of redeemable convertible preferred stock, net of offering costs	71,446	382.7	—	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	15.6	—	—	(15.6)	—	(15.6)
Redeemable convertible preferred stock conversion	(1)	—	2	—	—	—	—
Repurchase of common stock	—	—	(218)	—	(0.9)	—	(0.9)
Net loss and comprehensive loss	—	—	—	—	—	(633.6)	(633.6)
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	283	—	10.4	—	10.4
Issuance of common stock under equity plans	—	—	42	—	0.1	—	0.1
Accretion to redemption value of redeemable convertible preferred stock	—	35.6	—	—	(35.6)	—	(35.6)
Redeemable convertible preferred stock conversion	(3)	—	4	—	—	—	—
Repurchase of common stock	—	—	(2,498)	—	(12.4)	—	(12.4)
Net loss and comprehensive loss	—	—	—	—	—	(79.7)	(79.7)
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(774.9)	$(121.0)
Stock-based compensation	—	—	362	—	5.9	—	5.9
Issuance of common stock under equity plans	—	—	37	—	0.1	—	0.1
Accretion to redemption value of redeemable convertible preferred stock	—	38.8	—	—	(38.8)	—	(38.8)
Redeemable convertible preferred stock conversion	(25)	(0.3)	46	—	0.3	—	0.3
Repurchase of common stock	—	—	(2,883)	—	(10.4)	—	(10.4)
Net income and comprehensive income	—	—	—	—	—	130.8	130.8
Balances at December 31, 2022	71,417	$472.4	67,588	$0.7	$610.3	$(644.1)	$(33.1)

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

(in millions)	2022	2021	2020
Operating activities
Net income (loss)	$130.8	$(79.7)	$(633.6)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Stock-based compensation	5.8	10.4	6.7
Allowance for credit losses	0.4	0.4	0.7
Depreciation and amortization	59.5	47.6	48.6
Goodwill impairments	6.3	7.2	603.4
Intangible asset impairments	1.6	32.7	76.8
Loss on disposal of fixed assets	—	0.5	—
Non-cash operating lease expense	3.4	3.3	3.3
Amortization of deferred financing fees and debt discount	1.7	1.5	1.5
Loss on lease abandonment	3.0	—	—
Deferred income taxes	0.3	(0.4)	(58.1)
Remeasurement of contingent consideration	(33.3)	2.0	1.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(24.9)	(15.6)	30.6
Insurance receivables	—	17.8	(17.8)
Prepaid expenses	(4.8)	(3.7)	15.6
Other noncurrent assets	(0.1)	0.1	(1.8)
Accounts payable and other current liabilities	6.2	20.8	5.7
Canceled event liabilities	(6.5)	(16.1)	25.9
Contingent consideration	(2.1)	—	—
Income tax payable	1.4	0.2	—
Deferred revenues	29.9	67.5	(140.0)
Operating lease liabilities	(4.7)	(2.0)	(3.2)
Other noncurrent liabilities	1.2	(4.5)	(2.9)
Net cash provided by (used in) operating activities	175.1	90.0	(37.1)
Investing activities
Acquisition of businesses, net of cash acquired	(37.6)	(125.3)	(33.3)
Purchase of marketable securities	(50.0)	—	—
Proceeds from maturity of marketable securities	50.0	—	—
Purchases of property and equipment	(1.8)	(1.5)	(0.9)
Purchases of intangible assets	(8.5)	(5.1)	(3.1)
Net cash used in investing activities	(47.9)	(131.9)	(37.3)
Financing activities
Payment of deferred consideration for acquisition of businesses	—	(4.2)	(0.8)
Payment of contingent consideration for acquisition of businesses	(4.4)	—	—
Proceeds from borrowings on revolving credit facility	—	—	95.0
Repayment of revolving credit facility	—	—	(105.0)
Repayment of principal on term loan	(104.2)	(5.7)	(5.7)
Fees paid for debt issuance	(0.4)	—	—
Cash dividends paid	—	—	(5.4)
Repurchase of common stock	(10.4)	(12.4)	(0.9)
Proceeds from issuance of redeemable convertible preferred stock	—	—	400.1
Payment of redeemable convertible preferred stock offering costs	—	—	(17.4)
Proceeds from issuance of common stock under equity plans	0.1	0.1	0.2
Net cash (used in) provided by financing activities	(119.3)	(22.2)	360.1
Net increase (decrease) in cash and cash equivalents	7.9	(64.1)	285.7
Cash and cash equivalents
Beginning of year	231.2	295.3	9.6
End of year	$239.1	$231.2	$295.3
Supplemental disclosures of cash flow information
Cash paid for income taxes	$25.6	$0.2	$1.1
Cash paid for interest	$22.5	$13.8	$18.5

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2022 acquisitions	$6.9	$—	$—
Contingent consideration related to 2021 acquisitions	$8.9	$24.0	$—
Contingent consideration related to 2020 acquisitions	$—	$—	$10.4
Deferred payment related to 2020 acquisitions	$—	$—	$2.0
Contingent consideration related to 2019 acquisition	$—	$—	$2.9
Fair value of common stock issued related to 2020 acquisition	$—	$—	$4.4

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

The Company is a leading operator of large business-to-business ("B2B") trade shows in the United States (“U.S.”). The Company operates in a number of broadly-defined industry sectors: Retail; Design; Technology; Equipment; and Safety & Security. Each of the Company’s events are typically held at least once per year and provide a venue for exhibitors to launch new products, develop sales leads and promote their brands.

In addition to organizing trade shows, conferences and other events (collectively, “Events”), the Company operates websites and related digital products, and produces publications, each of which is aligned with a specific sector for which it organizes an event. The Company also offers B2B e-commerce and digital merchandising solutions to manufacturers and retailers, through its Elastic Suite platform.

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

The Company had no items of other comprehensive income (loss); as such, its comprehensive income (loss) is the same as net income (loss) for all periods presented.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

Revision of Previously Issued Financial Statements

In conjunction with the Company’s close process for the second quarter of 2022, management identified an immaterial error relating to a payment due to a third party as a result of the Company’s recognition of insurance claim proceeds associated with a cancelled event in 2021 as a result of COVID-19. Management determined that upon recognition of the insurance proceeds during December of 2021, the Company did not appropriately record a liability in the amount of $1.6 million, representing the portion of the insurance proceeds that were payable to the third party. The failure to accrue this payment due to the third party resulted in Cost of revenues and Accounts payable and other current liabilities being understated by $1.6 million. Management evaluated the impact of this error on the Company’s Q4 and full year 2021 consolidated financial statements and determined that the consolidated financial statements were not materially misstated. The Company has revised its consolidated financial statements as of and for the year ended December 31, 2021 in this Form 10-K.

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

Liquidity Position and Management’s Plans

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the end of fiscal year 2021. In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies. During 2022 the Company was able to stage a full slate of events and successfully traded 124 in-person events during the year, serving approximately 393,000 attendees and 17,800 exhibiting companies. While the Company has been able to resume its full schedule of events in 2022, the ongoing effects of COVID-19 on the Company’s operations have had, and may continue to have, a negative impact on its financial results and liquidity.

On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. During the years ended December 31, 2022 and 2021, the Company recorded other income, net of $182.8 million and $77.4 million, respectively, related to event cancellation insurance claim and settlement proceeds deemed to be realizable by management. All of the other income, net recognized for fiscal years 2022 and 2021 was received during the periods.

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

As of December 31, 2022, the Company had $415.3 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Revolving Credit Facility. In addition, as of December 31, 2022, the Company had cash and cash equivalents of $239.1 million. As of December 31, 2022, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Based on the Company's return to positive operating cash flows, current cash position and assumptions regarding the impact of COVID-19, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the amounts reported and disclosed in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates and judgments compared to historical experience and expected trends. The COVID-19 pandemic and related effects are dynamic and ongoing, and the Company has considered its impact when developing its estimates and assumptions. Actual results and outcomes may differ from management's estimates and assumptions.

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and in money market mutual funds, which at times may exceed federally insured limits. As of December 31, 2022 and 2021, the Company held $91.6 million and $209.7 million of money market mutual funds, respectively, which are highly liquid and quoted in active markets. The Company considers cash deposits in banks and money market mutual funds with original maturities at purchase of three months or less to be cash equivalents. As of both December 31, 2022 and 2021, amounts receivable from credit card processors, totaling $0.3 million, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

Marketable Securities

The Company purchased $50.0 million in marketable securities during the year ended December 31, 2022. These matured during the same year and therefore the Company no longer holds any marketable securities as of December 31, 2022. Therefore, there were no unrealized holding gains or losses at December 31, 2022. The Company has in the past held, and may from time to time, hold marketable securities that consist of certificates of deposit with financial institutions with maturities over three months and up to one year. These have historically been classified as marketable debt securities as their underlying investments primarily consist of corporate debt securities. These certificates of deposits have readily ascertainable values as they can be readily purchased or sold using established markets. These investments are generally classified as available-for-sale and reported at fair value. Fair value is generally based on available market information including quoted broker or dealer quotations, or other observable inputs. The Company did not hold any marketable securities at December 31, 2021 therefore, there were no unrealized holding gains or losses.

The Company may invest its marketable securities in high-quality commercial financial instruments.

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

The Company’s contingent consideration liabilities related to the 2022 Acquisitions, 2021 Acquisitions and 2020 Acquisition are classified as Level 3 liabilities, which are measured at fair value based on significant unobservable inputs and re-measured to an updated fair value at each reporting period. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

The Company’s market-based share award liabilities are classified as Level 3 liabilities, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. Refer to Note 12, Stock-Based Compensation, for further information related to the Company’s market-based share awards.

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

Cash and cash equivalents, accounts receivable, and the revolving credit facility and term loan potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss for cash and cash equivalents, these financial instruments are primarily held with large, reputable financial institutions in the United States. As of December 31, 2022 and 2021, the Company’s uninsured cash and cash equivalents balances totaled $239.1 million, and $231.2 million, respectively. As of December 31, 2022 and 2021, the Company’s trade receivables balances totaled $74.9 million, and $46.4 million, respectively. No single customer accounts for more than 10% of gross accounts receivable as of December 31, 2022 or 2021. As of December 31, 2022 and 2021, an allowance for credit losses was recorded to account for potential credit losses. Credit risk with respect to trade receivables is low due to the Company’s large customer base dispersed across different industries.

As of December 31, 2022 and 2021, the fair value and carrying value of the Company’s debt is summarized in the following table:

	December 31, 2022
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% (equal to 6.57%) at period end, including short-term portion	$404.9	$415.3
Total	$404.9	$415.3

	December 31, 2021
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% (equal to 2.59%) at period end, including short-term portion	$493.6	$519.7
Total	$493.6	$519.7

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

Prepaid Expenses

Prepaid expenses are primarily comprised of prepaid event costs. The Company pays certain direct event costs, such as facility rental deposits and insurance costs, in advance of the event. Such costs are deferred in prepaid expenses on the consolidated balance sheets when paid and reported on the consolidated statements of income (loss) and comprehensive income (loss) as cost of revenues upon the staging of the event.

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

	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	9 years
Definite-lived trade names	2-30 years	21 years
Acquired technology	3-7 years	6 years
Acquired content	5.5 - 7 years	6 years
Computer software	1-7 years	4 years

Refer to Note 6, Intangible Assets and Goodwill, for definite-lived intangible asset impairments recorded during the years ended December 31, 2022, 2021 and 2020.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company conducts the long-lived asset impairment analysis at the asset group level. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares the resulting amount to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Refer to Note 6, Intangible Assets and Goodwill, for long-lived assets other than goodwill and indefinite-lived intangible assets impairments recorded during the years ended December 31, 2022, 2021 and 2020.

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

The fair values of the Company’s indefinite-lived trade name asset groups are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rates are estimated using evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. The fair value of the trade name is then compared to the carrying value of each trade name. If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, tax rate, and royalty rate. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Refer to Note 6, Intangible Assets and Goodwill, for the indefinite-lived intangible asset impairments recorded during the years ended December 31, 2022, 2021 and 2020.

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but instead is tested for impairment. The Company tests for impairment on October 31 of each year, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. Such events and circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition or changes in strategy. The Company performs its goodwill impairment test at the reporting unit level.

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

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting units by assessing the implied control premium based on the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet. Refer to Note 6, Intangible Assets and Goodwill, for the goodwill impairment recorded during the years ended December 31, 2022, 2021, and 2020.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss). As of December 31, 2022 and 2021, the Company’s contingent consideration balances totaled $12.3 million and $36.2 million, respectively. Contingent consideration of $3.5 million as of December 31, 2022 is included within Contingent consideration in the consolidated balance sheets and Contingent consideration of $8.8 million is included within other noncurrent liabilities in the consolidated balance sheets. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Refer to Note 3, Revenues, for further information related to the Company’s revenues.

Trade Shows and Other Events

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. As a result of the COVID-19 related show cancellations described above, trade show revenues declined significantly during the years ended December 31, 2022 and 2021. Trade show and other events generated approximately 85%, 71% and 79% of revenues for the years ended December 31, 2022, 2021, and 2020, respectively.

Other Marketing Services

Revenues from the Company’s other marketing services primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector. These revenues are recognized in the period in which the digital products are provided or publications are issued. Typically, the fees charged are collected after the digital products are provided or the publications are issued. Other marketing services revenues generated approximately 9%, 19% and 21% of revenues for the years ended December 31, 2022, 2021, and 2020, respectively.

Deferred Revenue

The Company typically invoices and collects payment in-full from customers prior to the staging of a trade show or other event and records deferred revenues in the consolidated balance sheets until the staging of the trade show or other event. As of December 31, 2022 and 2021, the Company had deferred revenues of $151.2 million and $118.1 million, respectively, of which, $53.3 million and $42.2 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Other Income

As a result of the measures enacted in March 2020 to prevent the spread of COVID-19 across the United States, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020. In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live events staging in the first six months of 2021. In the second half of 2021, due to the continued effects of COVID-19 related issues such as international travel restrictions, certain events were canceled or experienced reduced attendance. As noted previously, the Company maintained event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events, including event cancellations caused by the outbreak of communicable diseases, including COVID-19. Emerald’s renewed event cancellation insurance policies for the year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. Through July 2022, the Company recorded other income, net of $34.2 million related to event cancellation insurance claim proceeds deemed to be realizable by management. On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. In total, the Company received payments of $182.8 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected 2021 and 2020 trade shows during the year ended December 31, 2022. As a result, during the year ended December 31, 2022, the Company reported other income, net of $182.8 million to recognize the amount that was recovered from the insurance company in the consolidated statements of income (loss) and comprehensive income (loss). The Company received payments of $95.3 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2021. As a result, during the year ended December 31, 2021, the Company reported other income, net of $77.4 million to recognize the amount that was recovered from the insurance company in the consolidated statements of income (loss) and comprehensive income (loss). The Company received payments of $89.2 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2020 and management concluded that the receipt of $17.8 million of additional insurance proceeds was realizable as of December 31, 2020. As a result, during the year ended December 31, 2020, the Company reported other income, net of $107.0 million to recognize the amount that was recovered from the insurance company in the consolidated statements of income (loss) and comprehensive income (loss).

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

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Emerald’s Chief Executive Officer (“CEO”) was appointed in January 2021 and is considered the CODM. Effective January 31, 2022, Emerald’s CEO changed the way that he evaluates the results of the Company’s operations and as a result, there was a change in reporting segments. The CODM evaluates performance based on the results of seven executive portfolios, which represent the Company’s seven operating segments. Based on an evaluation of economic similarities, five operating segments are aggregated into two reportable segments: "Commerce" and "Design, Creative and Technology" reportable segments. Two operating segments do not meet the quantitative thresholds of a reportable operating segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, as of December 31, 2022 and as such are referred to as “All Other.” Refer to Note 18, Segment Information, for information regarding the Company’s reportable segments.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). These costs include brand advertising, telemarketing, direct mail and other sales promotion expenses associated with the Company’s trade shows, conference events, digital media, Elastic Suite and Flex platforms and publications. Advertising and marketing costs totaled $10.1 million, $6.3 million and $6.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Stock-Based Compensation

The Company uses share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for its employees and non-employee directors. Stock-based compensation expense is calculated for each vesting tranche of stock options using the Black-Scholes option pricing model. The expense is recognized, net of forfeitures, within the consolidated statements of income (loss) and comprehensive income (loss); however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, Emerald’s expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

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

Market-based Share Awards

The Company granted performance-based market condition share awards to two senior executives in 2019 and one senior executive in 2020 under the 2017 Omnibus Equity Plan. During 2020, one of the performance-based market condition share awards granted in 2019 was forfeited. These awards are classified as liabilities, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. The fair value of performance-based market condition share awards is estimated using a risk-neutral Monte Carlo simulation model. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions. Refer to Note 12, Stock-Based Compensation, for further information regarding the Company’s performance-based market condition share awards.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its redeemable convertible preferred stock as mezzanine equity outside of stockholders' deficit when the stock contains contingent redemption features that are not solely within the Company's control. Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.

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

Income Taxes

The Company provides for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of income (loss) and comprehensive income (loss) as an adjustment to income tax expense in the period that includes the enactment date.

The Company records a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Refer to Note 15, Income Taxes, for further information related to the Company’s income taxes.

Net Income (Loss) Attributable to Common Stockholders

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all redeemable convertible preferred stock to be a participating security. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the Company's redeemable convertible preferred stock do not have a contractual obligation to share in the losses.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units ("RSUs") and redeemable convertible preferred stock. In periods where the Company has reported a loss, all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.
Note 2. Adoption of New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional guidance for a limited period of time to ease the potential burden of accounting for (or recognizing the effects of) reference rate reform. ASU 2020-04 was further amended in January 2021 by ASU 2021-01, Reference Rate Reform (Topic 848): Scope (“ASU 2021-01”). ASU 2021-01 clarifies certain optional expedients in ASU 2020-04 that may be applied to derivatives that are affected by the discounting transition. The amendments in ASU 2020-04, including ASU 2021-01, are effective upon issuance through December 31, 2024 and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company adopted ASU 2020-04 and ASU 2021-01 in October 2022 and the adoption did not have a material impact on the Company's financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 simplifies the accounting for income taxes by removing certain exceptions and adding further guidance to simplify the accounting for income taxes. The standard removes certain exceptions related to intra-period tax allocations, the methodology for calculating income taxes in interim periods and the recognition of deferred taxes for investments. The standard also clarifies and amends existing guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 on January 1, 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3. Revenues

Impact of COVID-19

The global COVID-19 pandemic significantly impacted the Company’s revenues from mid-March 2020 through the end of fiscal year 2021. Late in the second quarter of 2021, the Company began to see the positive impacts of successful vaccination rollouts throughout the United States, with social distancing restrictions easing and live events resuming. As a result, the Company was able to stage all of the 124 in-person events scheduled during the year ended December 31, 2022.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Customers generally receive the benefit of the Company’s services upon the staging of each trade show or conference event and over the subscription period for access to the Company’s subscription software and services. Fees are typically invoiced and collected in-full prior to the trade show or event.

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 85%, 71% and 79% of total revenues for the years ended December 31, 2022, 2021, and 2020, respectively.

Other marketing services revenues primarily consist of subscription software and services, subscription fees for educational and e-learning services, advertising sales for digital products and industry publications and are recognized in the period in which the digital products are provided or publications are issued. Subscription software and services, and subscription fees for educational and e-learning services are billed and collected at the subscription date. Typically, the fees charged are collected after the digital products are delivered or publications are issued.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $151.2 million and $118.1 million as of December 31, 2022 and 2021, respectively. Long-term deferred revenues as of December 31, 2022 and 2021 were $1.4 million and $0.2 million, respectively, and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $152.6 million and $118.3 million, as of December 31, 2022 and 2021, respectively.

The accounts receivable and deferred revenue balances related to canceled events have been reclassified to canceled event liabilities in the consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of December 31, 2022, canceled event liabilities of $3.3 million represents $0.8 million of deferred revenues for canceled trade shows and $2.5 million of related accounts receivable credits reclassified to canceled event liabilities in the consolidated balance sheets. As of December 31, 2021, canceled event liabilities of $9.8 million represents $5.6 million of deferred revenues for canceled trade shows and $4.2 million of related accounts receivable credits reclassified to canceled event liabilities in the consolidated balance sheets.

The following table represents the deferred revenue activity for the years ended December 31, 2022, 2021, and 2020, respectively:

(in millions)	2022	2021	2020
Balance at beginning of period	$118.3	$48.6	$187.4
Invoiced during the period	302.2	205.6	122.0
Consideration earned during the period	(271.0)	(123.1)	(91.7)
Attributable to show cancellations	—	(14.6)	(170.3)
Additions related to business combinations	3.1	1.8	1.2
Balance at end of period	$152.6	$118.3	$48.6

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

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce(1)	Design, Creative, and Technology(1)	All Other(1)	Total
Year Ended December 31, 2022	(in millions)
Trade shows	$141.2	$82.3	$2.7	$226.2
Other events	0.5	49.8	1.1	51.4
Subscription software and services	0.2	3.3	15.3	18.8
Other marketing services	7.2	22.3	—	29.5
Total revenues	$149.1	$157.7	$19.1	$325.9
Year Ended December 31, 2021
Trade shows	$50.0	$34.0	$—	$84.0
Other events	1.8	17.6	—	19.4
Subscription software and services	—	3.0	11.1	14.1
Other marketing services	5.2	22.8	—	28.0
Total revenues	$57.0	$77.4	$11.1	$145.5
Year Ended December 31, 2020
Trade shows	$51.2	$27.2	$2.0	$80.4
Other events	2.5	18.4	—	20.9
Other marketing services	5.1	21.0	—	26.1
Total revenues	$58.8	$66.6	$2.0	$127.4
(1) Current and prior years segment disclosures reflect the new reportable segment structure.

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of December 31, 2022 and 2021, the Company does not have material contract assets.

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

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for industry publications are generally short term, as sales typically begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the consolidated statements of income (loss) and comprehensive income (loss) as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the years ended December 31, 2022, 2021 and 2020 were not material.

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

Note 4. Business Acquisitions

The Company acquired certain assets and assumed certain liabilities of two companies in 2022 (the “2022 Acquisitions”), two companies in 2021 (the “2021 Acquisitions”) and two companies in 2020 (the “2020 Acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $31.5 million and $123.1 million for the business acquisitions in the years ended December 31, 2022 and 2021, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce. The fair values of acquired customer-relationship intangibles are estimated using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow analysis include future cash flows, growth rates, discount rates, and tax rates. These assumptions are used in developing the present value of future cash flow projections which are the basis of the fair value calculation.

2022 Acquisitions

Bulletin, Inc. ("Bulletin")

In furtherance of the Company’s strategy to combine both in-person and e-commerce offerings, the Company executed an asset purchase agreement on July 11, 2022 to acquire certain assets and assume certain liabilities of the business known as Bulletin for a total estimated purchase price of $9.9 million, which included an initial cash payment of $8.9 million and contingent consideration with an estimated fair value of $1.0 million. The contingent consideration liability related to the acquisition of Bulletin of $1.0 million, consists of a potential payment based on the 2026 Bulletin EBITDA. The 2026 payment is expected to be settled in the second quarter of 2027. As of December 31, 2022, the estimated fair value of the contingent consideration was $1.3 million. Bulletin is an online wholesale market for retail where brands, buyers and designers gather to connect and discover new products. The Company believes this acquisition will infuse the NY NOW Gift and Home Show with Bulletin’s industry expertise and extensive customer base of brands and retailers. The acquisition was financed with cash from operations.

External acquisition costs of $1.1 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). The Bulletin acquisition generated a net loss of $1.8 million during the year ended December 31, 2022. The revenue generated by Bulletin was not material. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

Advertising Week

In furtherance of the Company’s strategy to provide year-round engagement and optimize its portfolio within strategic growth industries, the Company executed an asset purchase agreement on June 21, 2022 to acquire all the assets and assume certain liabilities of the business known as Advertising Week from Stillwell Partners for a total estimated purchase price of $34.3 million, which included an initial cash payment of $28.4 million and contingent consideration with an estimated fair value of $5.9 million. As of December 31, 2022, the estimated fair value of the contingent consideration was $6.9 million. Advertising Week is a global event and thought leadership platform focused on marketing, media, technology, and culture. The acquisition was financed with cash from operations.

Identified intangible assets associated with Advertising Week included trade name, customer relationship and content intangible assets of $5.4 million, $5.9 million and $1.1 million, respectively. The weighted-average amortization period of the trade names acquired was 15.0 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 10.0 years, based on the expected pattern of economic benefit used to calculate their fair value. The weighted-average amortization period of the content intangible assets acquired was 7.0 years. There is no assumed residual value for the acquired content, trade names, or customer relationships.

The contingent consideration liability related to the acquisition of Advertising Week in the amount of $5.9 million as of the acquisition date, consists of two potential payments: the 2023 payment and the 2026 payment. The 2023 payment is based on a multiple of 2023 EBITDA growth from a specified EBITDA target and will be settled in the second quarter of 2024. The 2026 payment is based on a range of multiples, which are dependent upon the acquisition’s 5-year compounded annual EBITDA growth rate from 2021 through 2026, being applied to the average annual EBITDA growth in calendar years 2024, 2025 and 2026, from a specified EBITDA target, less the 2023 payment. The 2026 payment will be settled in the second quarter of 2027. The 2023 and 2026 payments are not capped as they are based on increases in EBITDA. Therefore, there is no pre-determined upper limit to the undiscounted range.

External acquisition costs of $0.6 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). There was $14.6 million of revenue and $2.2 million of net income generated from the acquisition of Advertising Week during the year ended December 31, 2022. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

2021 Acquisitions

MJBiz

In furtherance of the Company’s strategy to provide year-round engagement and to expand into one of the highest growth business sectors in North America, the Company executed an asset purchase agreement on December 31, 2021 to acquire certain assets and assume certain liabilities associated with MJBiz for a total estimated purchase price of $142.2 million, which included an initial cash payment of $118.2 million and contingent consideration with an estimated fair value of $24.0 million. As of December 31, 2022, the fair value of the contingent consideration was zero. MJBiz is an event producer and content platform serving the cannabis industry. The acquisition was financed with cash from operations.

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

External acquisition costs of $1.0 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). There was no revenue or net income (loss) generated from the acquisition of MJBiz during 2021. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

During the first quarter of 2022, the Company finalized its analysis of the purchase accounting, including gaining a better understanding of historical MJBizCon registration revenue and its impact on the valuation model. The final analysis of the registration revenue and the associated revision to the average EBITDA growth estimate for MJBiz resulted in an $8.9 million increase in the estimated contingent consideration liability. The measurement period closed in the first quarter of 2022.

The Company’s purchase price allocation and measurement period adjustment for the MJBiz acquisition is presented below:

(in millions)	Fair Value Recognized as of Acquisition Date (as previously reported)	Non-Cash Measurement Period Adjustment(1)	Fair Value Recognized as of December 31, 2022 as adjusted
Trade and other receivables	$0.6	$—	$0.6
Prepaid expenses	0.1	—	0.1
Goodwill	113.8	6.0	119.8
Intangible Assets	30.4	2.9	33.3
Deferred Revenues	(1.3)	—	(1.3)
Other current liabilities	(1.4)	—	(1.4)
Purchase price	$142.2	$8.9	$151.1

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

Sue Bryce Education and The Portrait Masters

In furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its subscription services offerings, the Company executed an asset purchase agreement on April 1, 2021 to acquire certain assets and assume certain liabilities associated with Sue Bryce Education and The Portrait Masters for a total estimated purchase price of $7.7 million, which included an initial cash payment of $6.9 million and contingent consideration with an estimated fair value of $0.8 million. As of December 31, 2022, the estimated fair value of the contingent consideration was $0.3 million. Sue Bryce Education and The Portrait Masters is a subscription-based photography business education and e-learning service with a photography conference. The acquisition was financed with cash from operations.

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

External acquisition costs of $0.1 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). There was $3.3 million of revenue and $0.3 million of net income generated from the acquisition of Sue Bryce Education and The Portrait Masters during the year ended December 31, 2021. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes. The measurement period was closed in the second quarter of 2021.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	April 1, 2021
Goodwill	$3.3
Intangible assets	4.9
Deferred revenues	(0.5)
Purchase price, including working capital adjustment	$7.7

2020 Acquisitions

PlumRiver Technologies (“PlumRiver”)

On December 31, 2020, in furtherance of the Company’s strategy to provide year-round engagement for its customer base and to expand its digital commerce capabilities, the Company acquired certain assets and assumed certain liabilities associated with PlumRiver for a total estimated purchase price of $46.4 million, which included an initial cash payment of $30.0 million, $4.4 million in common stock, a working capital adjustment of approximately $1.1 million, a deferred payment of $2.0 million, which was paid in 2022, and contingent consideration with an estimated fair value of $10.0 million. The contingent consideration consists of three components with total potential future payments of $11.0 million including (i) Up to $2.0 million for the achievement of a technological milestone, which was paid in the second quarter of 2021, (ii) Up to $2.0 million for the successful onboarding of qualified customers, which was paid in the fourth quarter of 2021 and (iii) Up to $7.0 million for the achievement of revenue targets expected to be paid in the first quarter of 2023 and is included within other current liabilities in the consolidated balance sheets. The acquisition was financed with cash on hand and the issuance of 805,948 shares of the Company’s common stock. As of December 31, 2022, the estimated fair value of the contingent consideration was $3.4 million. External acquisition costs of $1.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss).

EDspaces

On December 21, 2020, the Company acquired certain assets and assumed certain liabilities associated with EDspaces for a total estimated purchase price of $3.6 million, which included a negative working capital adjustment of approximately $1.0 million and contingent consideration of $0.4 million. The contingent consideration is based upon exceeding revenue targets and is expected to be paid in 2023. As of December 31, 2022, the estimated fair value of the contingent consideration was immaterial. No material external acquisition costs were incurred in relation to the EDspaces acquisition.

Supplemental Pro-Forma Financial Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2022, 2021, and 2020 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies. Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

	Year Ended December 31,
	2022	2021	2020
(in millions)	(Unaudited)
Pro-forma revenues(1)
Advertising Week	$5.5	$12.8	$7.9
MJBiz	—	26.9	3.3
Sue Bryce Education and The Portrait Masters	—	1.0	4.3
PlumRiver Technologies	—	—	10.3
Edspaces	—	—	2.2
Emerald revenue	325.9	145.5	127.4
Total pro-forma revenues	$331.4	$186.2	$155.4

Pro-forma net income (loss)
Advertising Week	$(0.7)	$1.2	$(0.1)
Bulletin	(2.1)	(3.4)	(3.3)
MJBiz	—	5.2	(14.5)
Sue Bryce Education and The Portrait Masters	—	0.3	0.6
PlumRiver Technologies	—	—	(1.1)
Edspaces	—	—	0.4
Emerald net income (loss)	130.8	(79.7)	(633.6)
Total pro-forma net income (loss)	$128.0	$(76.4)	$(651.6)
(1) Pro-forma revenues from the Bulletin acquisition were not material to the years ended December 31, 2022, 2021 and 2020, respectively.

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2022	2021
Furniture, equipment and other	$4.8	$6.5
Leasehold improvements	1.0	3.1
	$5.8	$9.6
Less: Accumulated depreciation	(3.6)	(5.9)
Property and equipment, net	$2.2	$3.7

Depreciation expense related to property and equipment for the years ended December 31, 2022, 2021, and 2020 was $1.6 million, $1.3 million and $1.3 million, respectively. Losses on disposals were $1.7 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively, and were not material for the year ended December 31, 2020.

Note 6. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consist of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2022	$52.6	$363.1	$90.0	$8.4	$2.6	$25.5	$2.1	$544.3
Accumulated amortization	—	(306.2)	(17.2)	(2.2)	(0.6)	(13.3)	—	(339.5)
Net carrying amount at December 31, 2022	$52.6	$56.9	$72.8	$6.2	$2.0	$12.2	$2.1	$204.8

Gross carrying amount at December 31, 2021	$54.2	$354.3	$84.2	$6.2	$1.5	$13.8	$5.9	$520.1
Accumulated amortization	—	$(259.4)	(12.2)	(0.9)	(0.2)	(10.7)	—	(283.4)
Net carrying amount at December 31, 2021	$54.2	$94.9	$72.0	$5.3	$1.3	$3.1	$5.9	$236.7

Amortization expense for the years ended December 31, 2022, 2021 and 2020 was $56.1 million, $46.2 million and $47.3 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2023	40.3
2024	22.0
2025	17.0
2026	12.3
2027	8.8
Thereafter	49.7
$150.1

Intangible asset impairments for the year ended December 31, 2022 included non-cash impairments of $1.6 million for indefinite-lived trade names intangible assets. Intangible asset impairments for the year ended December 31, 2021 included non-cash impairments of $21.0 million and $11.7 million for certain customer relationship and definite-lived trade name intangible assets, and certain indefinite-lived trade names, respectively. Intangible asset impairments for the year ended December 31, 2020, included non-cash impairments of $29.9 million and $46.8 million for certain customer relationship and definite-lived trade name intangible assets, and certain indefinite-lived trade names, respectively. All intangible asset impairments are presented in the consolidated statements of income (loss) and comprehensive income (loss) as intangible impairments.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

2022 Impairments

During the first quarter of 2022, the Company identified an interim impairment trigger for two of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived intangible assets and determined that the carrying value was recoverable. No additional triggering events or changes in circumstances that would indicate the carrying value of the Company's long-lived assets other than goodwill are not recoverable occurred for the remainder of the year ended December 31, 2022. As such, no quantitative assessment for impairment was required during the year.

2021 Impairments

During the fourth quarter of 2021, through the fiscal year 2022 budgeting process, the Company became aware of changes in circumstances which indicated the carrying value of certain definite-lived trade name and customer relationship intangible assets may not be recoverable. As a result, the Company performed a recoverability test on certain asset groups containing definite-lived intangible assets. The Company evaluated the recoverability of the related intangible assets to be held and used by using level 3 inputs and comparing the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. The recoverability test indicated that one trade name intangible asset and one customer relationship intangible asset were impaired. As a result, the Company recorded trade name and customer relationship intangible asset impairments of $12.6 million and $8.4 million, respectively, during the year ended December 31, 2021. The long-lived assets impaired during the fourth quarter of 2021 had a remaining fair value of zero.

The Company recorded total impairments of $21.0 million to certain long-lived trade name and customer relationship intangible assets for the year ended December 31, 2021 related to the Commerce reportable segment.

2020 Impairments

During the first quarter of 2020, as a result of the COVID-19 pandemic, and the measures implemented to prevent its spread, management made the decision to cancel or postpone all of the Company’s face-to-face events scheduled through the remainder of 2020. As such, in the first quarter of 2020, management revised its forecast for the future performance of the Company's asset groups. The revised forecast indicated the carrying value of certain trade names and customer relationships may not be recoverable. The recoverability test, as described above, indicated that certain of the definite-lived customer relationship and trade name intangible assets were impaired. As a result, the Company recorded trade name and customer relationship intangible asset impairments of $2.1 million and $11.0 million, respectively, during the first quarter of 2020.

In connection with the impairment of certain of the Company’s indefinite-lived trade name intangible assets as of October 31, 2020, the Company performed a recoverability test, as described above, on the related asset groups containing definite-lived intangible assets. As a result, the Company recorded trade name and customer relationship intangible asset impairments of $11.9 million and $4.9 million, respectively, during the fourth quarter of 2020. The long-lived asset impairments are reported in intangible asset impairments in the consolidated statements of income (loss) and comprehensive income (loss).

The Company recorded impairments of $29.9 million for the year ended December 31, 2020 related to certain long-lived trade names and customer relationship intangible assets. Long-lived asset impairments in the Commerce, Design, Creative & Technology reportable segments and All Other category were $4.8 million, $24.2 million and $0.9 million, respectively, during the year ended December 31, 2020.

Impairment of Indefinite-Lived Intangible Assets

2022 Impairments

During the first quarter of 2022, the Company identified an interim impairment trigger for three of its indefinite-lived intangible assets. As a result, the Company performed a quantitative analysis utilizing the "relief from royalty payments" method with assumptions that are considered level 3 inputs. As a result of the January 31, 2022 impairment assessment, the Company recorded an impairment of $1.6 million for one indefinite-lived trade name intangible asset. The impairment is reported in intangible asset impairments in the consolidated statements of income (loss) and comprehensive income (loss).

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2022. The quantitative analysis utilized the "relief from royalty payments" method with assumptions that are considered level 3 inputs and concluded that each of the indefinite-lived trade name asset groups had fair values in excess of their carrying values as of October 31, 2022 and therefore no impairments were identified.

The Company recorded total impairments of $1.6 million to a certain indefinite-lived trade name intangible asset for the year ended December 31, 2022 related to the Design, Creative & Technology reportable segment.

2021 Impairments

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2021. The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded five indefinite-lived trade name asset groups had a carrying value in excess of its fair value. As a result, during the fourth quarter of 2021, the Company recorded an impairment of $11.7 million related to indefinite-lived trade name intangible assets. The impairment is reported in intangible asset impairments in the consolidated statements of income (loss) and comprehensive income (loss). The indefinite-lived intangible assets impaired during the fourth quarter of 2021 had a remaining fair value of $24.7 million as of October 31, 2021.

The Company recorded impairments of $11.7 million for the year ended December 31, 2021 related to certain indefinite-lived trade name intangible assets. These impairments included $9.1 million and $2.6 million related to certain indefinite-lived trade name intangible assets in the Commerce and Design, Creative & Technology reportable segments, respectively.

2020 Impairments

During the first quarter of 2020, as a result of the COVID-19 pandemic and the measures implemented to prevent its spread described above, management revised its forecast for the future performance of the Company’s asset groups. Management determined these circumstances to be a triggering event and an indicator it was more likely than not that the carrying amount of certain of its indefinite-lived intangible asset groups exceeded their fair value. As a result, the Company performed a quantitative analysis utilizing the "relief from royalty payments" method with assumptions that are considered level 3 inputs and concluded 12 indefinite-lived trade name asset group had a carrying value in excess of its fair value. As a result, the Company recorded an impairment of $46.2 million during the first quarter of 2020. The decline in fair value in certain indefinite-lived intangible assets compared to the carrying value is the result of changes in forecasted revenues and expenses. The impairment is reported in intangible asset impairments in the consolidated statements of income (loss) and comprehensive income (loss).

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2020. The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded one indefinite-lived trade name asset group had a fair value in excess of its carrying value. As a result, during the fourth quarter of 2020, the Company recorded an impairment of $0.6 million related to an indefinite-lived trade name intangible asset. The impairment is reported in intangible asset impairments in the consolidated statements of income (loss) and comprehensive income (loss). The indefinite-lived intangible asset impaired during the fourth quarter of 2020 had a remaining fair value of $1.0 million as of October 31, 2020.

The Company recorded impairments of $46.8 million for the year ended December 31, 2020 related to certain indefinite-lived trade name intangible assets. These impairments included $24.4 million, $21.6 million and $0.8 million related to certain indefinite-lived trade name intangible assets in the Commerce and Design, Creative & Technology reportable segments and All Other category, respectively.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce (Legacy)	Commerce	Design & Technology (Legacy)	Design, Creative & Technology	All Other	Total
Balance at December 31, 2020	$230.9	$—	$133.7	$—	$39.7	$404.3
Acquired goodwill	113.8	—	—	—	3.3	117.1
Impairments	(7.2)	—	—	—	—	(7.2)
Balance at December 31, 2021	$337.5	$—	$133.7	$—	$43.0	$514.2
Acquired goodwill	—	7.9	—	23.6	—	31.5
Transfers	(337.5)	342.2	(133.7)	142.9	(13.9)	—
Impairments	—	—	—	(5.8)	(0.5)	(6.3)
Measurement period adjustment	—	6.0	—	0.1	—	6.1
Balance at December 31, 2022	$—	$356.1	$—	$160.8	$28.6	$545.5

Gross carrying amount	$—	$746.6	$—	$450.2	$34.7	$1,231.5
Accumulated impairment	—	(390.5)	—	(289.4)	(6.1)	(686.0)
Balance at December 31, 2022	$—	$356.1	$—	$160.8	$28.6	$545.5

Impairment of Goodwill

2022 Impairment

During the first quarter of 2022, the Company changed its operating segments which resulted in a change in reporting units. Under accounting standards, the Company is required to perform an impairment assessment of its prior reporting units immediately prior to the change in reporting units and immediately after the change on its new reporting units. To the extent that a prior reporting unit was separated into more than one reporting unit, the allocation of goodwill between the components of the old reporting units was determined based on their relative fair value. The Company had recently completed its annual impairment assessment on October 31, 2021 for its old reporting units. As of this interim impairment assessment, reporting units where fair value exceeded carrying value by less than 5% included $214.6 million of goodwill. Due to the change in reporting units, the Company performed a quantitative assessment of the fair value of its prior and new reporting units as of January 31, 2022 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of one reporting unit exceeded its respective fair value, resulting in a goodwill impairment of $5.8 million related to the Design, Creative and Technology segment. The fair values of the respective reporting units were determined by discounting estimated future cash flows, which were determined based on revenue, long-term growth assumptions ranging from zero to 3.0%, at a discount rate ranging from 12.8% to 15.5%. The Company also performed a fair value assessment of its new reporting units utilizing similar inputs and, as a result of that assessment, there was $0.5 million of goodwill impairment for one of the Company's new reporting units in the All Other category after the change in reporting units. As of the date of the Company's assessment, reporting units where the fair value of the reporting unit was equal to its carrying value contained $3.1 million of goodwill.

No goodwill impairment was recorded in connection with the Company's annual impairment assessment as of October 31, 2022.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2022, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2022, the fair values of the reporting units exceeded their carrying value between 53.2% and 1,809.5%.

2021 Impairments

During the fourth quarter of 2021, in connection with the Company’s annual impairment assessment, the Company performed a quantitative assessment of the Company’s fair value of goodwill using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of one reporting unit exceeded its respective fair values, resulting in a goodwill impairments of $5.0 million and $2.2 million related to the Design, Creative and Technology and Commerce segments, respectively. The fair values of the respective reporting units were determined by discounting estimated future cash flows, which were determined based on revenue, long-term growth assumptions ranging from zero to growth of 3.5%, at a discount rate ranging from 12.0% to 13.5%. Of the $514.2 million of goodwill, the carrying value equaled the fair value for $6.7 million as of October 31, 2021.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2021, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2021, the fair values of the reporting units exceeded their carrying value between zero and 458%. Of the $400.7 million of goodwill, the carrying value of reporting units with less than 5% headroom was $90.4 million as of October 31, 2021.

2020 Impairments

During the first quarter of 2020, the impact of COVID-19 on the travel and events industry, Emerald’s cancellation of all live events through the end of July as well as uncertainty around when the Company would be able to resume its normal operations, caused a significant and prolonged decline in the Company’s stock price, resulting in the market capitalization of the Company falling below its carrying value. As a result, management determined that a triggering event had occurred as it was more likely than not that the carrying values of all the Company’s reporting units exceeded their fair values. Accordingly, the Company performed a quantitative assessment of the Company’s fair value of goodwill as of March 31, 2020 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of several reporting units exceeded their respective fair values, resulting in a goodwill impairment of $588.2 million during the first quarter of 2020. The fair values of the respective reporting units were determined by discounting estimated future cash flows, which were determined based on revenue, long-term growth assumptions ranging from negative growth of 20.0% to growth of 5.0%, at a discount rate ranging from 12.9% to 14.5%.

During the fourth quarter of 2020, in connection with the Company’s annual impairment assessment, the Company performed a quantitative assessment of the Company’s fair value of goodwill using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of certain reporting units exceeded their respective fair values, resulting in a goodwill impairment of $15.2 million. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue, long-term growth assumptions ranging from negative 50.0% to 5.0%, at a discount rate ranging from 10.9% to 11.5%.

The Company recorded total goodwill impairments of $603.4 million for the year ended December 31, 2020. Goodwill impairments in the Commerce and Design, Creative and Technology reportable segments and All Other category were $357.0 million, $241.0 million and $5.4 million, respectively, during the year ended December 31, 2020.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2020, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2020, the fair values of the reporting units exceeded their carrying value between zero and 150%. Of the $404.3 million of goodwill, the carrying value of reporting units with less than 5% headroom was $62.7 million as of October 31, 2020.

Total accumulated goodwill impairments are $686.0 million through December 31, 2022.

Note 7. Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2022	December 31, 2021
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% as of December 31, 2022 and 2021, respectively, (equal to 6.57% and 2.59% at December 31, 2022 and 2021, respectively) due 2024, net(a)	$413.9	$516.6
Less: Current maturities	—	5.7
Long-term debt, net of current maturities, debt discount and deferred financing fees	$413.9	$510.9

(a)
The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of December 31, 2022 was recorded net of unamortized discount of $0.6 million and net of unamortized deferred financing fees of $0.8 million. The Amended and Restated Term Loan Facility as of December 31, 2021 was recorded net of unamortized discount of $1.4 million and net of unamortized deferred financing fees of $1.7 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $404.9 million as of December 31, 2022.

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

Beginning in the first quarter of 2018, (i) the applicable margin steps down by 0.25% if Emerald X’s Total First Lien Net Leverage Ratio (as defined in the Amended and Restated Senior Secured Credit Facilities) is lower than 2.75 to 1.00 and (ii) the applicable margin under the Amended and Restated Revolving Credit Facility (but not the Amended and Restated Term Loan Facility) steps down by an additional 0.25% if Emerald X’s Total First Lien Net Leverage Ratio is less than 2.50 to 1.00. The spread, or applicable margin, was 1.75% for ABR loans and 2.75% for LIBOR loans through August 6, 2020. As a result of the Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined below), from August 7, 2020 through December 31, 2022, borrowings under the Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%.

Revolving Credit Facility

On December 21, 2022, Emerald X entered into a Fourth Amendment to its Amended and Restated Senior Secured Credit Facilities (the “Amendment”), which amends that certain Amended and Restated Revolving Credit Facility, dated as of May 22, 2017 (as amended from time to time, including by the Amendment the "Amended Credit Agreement"). Pursuant to the Amendment, the existing Amended Credit Agreement was modified as follows:

•

Deletion of the condition to revolving borrowings that previously required the aggregate amount of unrestricted cash of Emerald X and its consolidated subsidiaries to be less than or equal to $40,000,000 (subject to certain exceptions and exclusions);
•

Deletion of a restriction on making certain dividends and distributions to stockholders in excess of the greater of (i) $40,000,000 (with amounts incurred in reliance on this clause (i) not to exceed $20,000,000 in any one fiscal year) and (ii) 35% of the cumulative amount of Consolidated EBITDA (excluding proceeds of event cancellation insurance); and
•

Addition of a requirement that certain dividends and distributions to stockholders will only be permitted if the Total Leverage Ratio (as defined in the Amended Credit Agreement) is equal to or less than 4:00 to 1:00.

Maturity Extension; Partial Termination

The Amendment extended the maturity of $100.4 million of revolving commitments under the Amended Credit Agreement (the extended revolving facility, the “Extended Revolving Facility”) from November 23, 2023 to the earlier to occur of (i) May 23, 2026 and (ii) the day that is 91 days prior to the scheduled final maturity date of all outstanding term loans under the Amended Credit Agreement (the “Term Loans”) having an aggregate principal amount equal to or greater than the greater of (x) $75.0 million and (y) 100% of the Company’s Consolidated EBITDA (calculated on a pro forma basis). On December 21, 2022, the remaining $9.6 million of revolving commitments under the Amended Credit Agreement were terminated. Emerald X subsequently increased the revolver commitments under the Amended Credit Agreement by $9.6 million. See Note 19, Subsequent Events. The Company incurred debt issuance costs of $0.9 million related to the maturity extension of the Extended Revolving Facility which are included in other noncurrent assets in the consolidated balance sheets as of December 31, 2022. Of the $0.9 million, $0.4 million was paid in fiscal year 2022. The remaining $0.5 million in debt issuance costs was paid in the following year and is reported in accounts payable and other current liabilities in the consolidated balance sheets as of December 31, 2022. Debt issuance costs written off in relation to the terminated portion of the

Extended Revolving Agreement were immaterial.

SOFR Transition

The Amendment also replaced the LIBOR interest rate benchmark with a Term Secured Overnight Financing Rate (“Term SOFR”) interest rate benchmark for borrowings under the Extended Revolving Facility. Accordingly, the Amended Credit Agreement allows for Emerald X to choose from the following two interest rate options for revolver borrowings:

•
Alternate Base Rate (“ABR”) loans that bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month Term SOFR plus 1.00%, or

•
Term SOFR loans that bear interest at a rate equal to a spread, or applicable margin, over Term SOFR.

Unaffected Terms of the Amended and Restated Revolving Credit Facility

The Amendment did not change the spread, or applicable margin, for revolver borrowings as described above. The Amendment did not change the interest rate benchmarks or applicable margin for Term Loan borrowings.

Emerald X is required to pay a quarterly commitment fee in respect of the unutilized commitments under the Amended and Restated Revolving Credit Facility in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which is reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.50. Upon the issuance of letters of credit under the Amended and Restated Revolving Credit Facility, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to LIBOR) for the Amended and Restated Revolving Credit Facility.

Emerald X had no outstanding borrowings under its Amended and Restated Revolving Credit Facility as of December 31, 2022 and 2021. Emerald X had $1.0 million in stand-by letters of credit issuances under its Amended and Restated Revolving Credit Facility and its Revolving Credit Facility as of December 31, 2022 and 2021. As of December 31, 2022, Emerald X had $99.4 million in additional borrowing capacity under the Amended and Restated Revolving Credit Facility (after giving effect to $1.0 million of outstanding letters of credit).

Amended and Restated Term Loan Facility Payments and Commitment Reductions

The Amended and Restated Term Loan Facility required repayment in equal quarterly installments of 0.25% of the $565.0 million, with the balance due at maturity. On December 28, 2022, Emerald X made a voluntary prepayment of $100.0 million on the Amended and Restated Term Loan Facility. The $100.0 million voluntary prepayment was made in first order of maturity and therefore settled all future quarterly installments. No voluntary repayments were made on the Amended and Restated Term Loan Facility during the year ended December 31, 2021. Emerald X may prepay the loans in whole or part without premium or penalty.

Subject to the certain customary exceptions and limitations, Emerald X is required to prepay amounts outstanding under the Amended and Restated Term Loan Facility under specified circumstances, including 50.0% of Excess Cash Flow (“ECF”), subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Facility are guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, by all of Emerald X’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2022, all of Emerald X’s domestic subsidiaries and Emerald X’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of December 31, 2022, this financial covenant has not been triggered and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities through December 31, 2022.

During the years ended December 31, 2022 and 2021, Emerald X had no borrowings or repayments on the Amended and Restated Revolving Credit Facility. During the year ended December 31, 2020, Emerald X had borrowings of $95.0 million and repayments of $105.0 million on the Revolving Credit Facility.

Interest Expense

Interest expense reported in the consolidated statements of income (loss) and comprehensive income (loss) consists of the following:

	Year Ended December 31,
(in millions)	2022	2021	2020
Senior secured term loan	$22.3	$13.8	$17.6
Non-cash interest for amortization of debt discount and debt issuance costs	1.7	1.5	1.5
Revolving credit facility interest and commitment fees	0.5	0.6	1.5
Total interest expense	$24.5	$15.9	$20.6

Note 8. Leases

The Company accounts for leases in accordance with ASC 842: Leases. The Company determines if an arrangement is or contains a lease at contract inception. The Company's leases consist of operating leases for office space and certain equipment. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are reported on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company's leases have a remaining contractual term of 1 years to 5 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of December 31, 2022. The Company’s weighted-average remaining lease term was 3.9 years and 3.8 years as of December 31, 2022 and 2021, respectively.

Short-term operating leases with a contractual term of 12 months or less are not reported on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the consolidated statements of income (loss) and comprehensive income (loss) and are considered rent expense. Short-term operating lease costs were not material for the year ended December 31, 2022. Leases with a duration of less than one month are not included in rent expense. Operating lease cost is recognized on a straight-line basis over the related lease term. Rent expense was $7.5 million, $5.2 million, and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company reported $1.2 million in rent expense on the consolidated statements of income (loss) and comprehensive income (loss) as cost of revenues for the years ended December 31, 2022, 2021 and 2020 and $6.3 million, $4.0 million, and $3.0 million in rent expense on the consolidated statements of income (loss) and comprehensive income (loss) as selling, general and administrative expense for the years ended December 31, 2022, 2021 and 2020, respectively. During the year ended December 31, 2022, the Company recorded a $3.0 million impairment loss for operating lease ROU assets related to offices closed in during 2022 reported on the consolidated statements of income (loss) and comprehensive income (loss) as selling, general and administrative expense.

Certain of the Company's lease agreements include variable lease payments. Variable lease costs were $0.2 million for the each of the years ended December 31, 2022, 2021 and 2020.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of December 31, 2022 were as follows:

(in millions)	December 31, 2022
2023	$4.9
2024	3.9
2025	3.6
2026	3.4
2027	1.1
Thereafter	—
Minimum lease payments	$16.9
Less: Imputed interest	(1.6)
Present value of minimum lease payments	$15.3

Supplemental cash flow and other information related to leases were as follows:

	December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the consolidated statements of cash flows	$5.4	$4.1	$4.1
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$1.9	$3.4	$1.5

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental collateralized borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 4.8% as of December 31, 2022.

Note 9. Fair Value Measurements

As of December 31, 2022, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 31, 2022
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$147.5	$147.5	$—	$—
Money market mutual funds(a)	91.6	91.6	—	—
Total assets at fair value	$239.1	$239.1	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(b)	12.3	—	—	12.3
Total liabilities at fair value	$12.7	$—	$—	$12.7

(a)
The Company’s money market mutual funds of $91.6 million as of December 31, 2022 are included within cash and cash equivalents in the consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds are based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.4 million as of December 31, 2022 is included within other noncurrent liabilities in the consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $3.5 million as of December 31, 2022 is included within contingent consideration in the consolidated balance sheets and contingent consideration of $8.8 million is included within other noncurrent liabilities in the consolidated balance sheets.

As of December 31, 2021, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 31, 2021
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
(b)
Included within other noncurrent liabilities in the consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions.

The contingent consideration liability of $12.3 million as of December 31, 2022 consists of liabilities of $3.5 million, $1.8 million, $0.3 million and $6.7 million, which are expected to be paid in 2023, 2024, 2025 and 2027 respectively.

As of December 31, 2022, the contingent consideration liability related to the acquisition of Advertising Week amounted to $6.9 million, consists of two potential payments, the 2023 payment and the 2026 payment. The 2023 payment is based on a multiple of 2023 EBITDA growth from a specified EBITDA target and is expected to be settled in the second quarter of 2024. The 2026 payment is based on a range of multiples, which are dependent upon the acquisition’s 5-year compounded annual EBITDA growth rate from 2021 through 2026, being applied to the average annual EBITDA growth in calendar years 2024, 2025 and 2026, from a specified EBITDA target, less the 2023 payment. The 2026 payment is expected to be settled in the second quarter of 2027. The 2023 and 2026 payments are not capped as they are based on increases in EBITDA. Therefore, there is no pre-determined upper limit to the undiscounted range.

As of December 31, 2022 and 2021, the contingent consideration liability related to the acquisition of MJBiz was zero and $24.0 million, respectively. As of December 31, 2022, this amount was measured based on average EBITDA growth targets which were not met during 2022. As of December 31, 2021, this amount was measured based on unobservable inputs and probability weightings measured using the Black-Scholes model, considering the Company's credit risk over the term to payment. The unobservable inputs used in calculating this amount included probability weighted estimates regarding the likelihood of achieving average EBITDA growth targets for the acquisition.

As of December 31, 2022 and 2021, the contingent consideration liability related to the PlumRiver acquisition amounted to $3.4 million and $5.7 million, respectively, is based on the achievement of fiscal year 2022 revenue targets and is expected to be paid in the first quarter of 2023. As of December 31, 2022, this amount was measured based on the actual results of the PlumRiver acquisition during fiscal year 2022. As of December 31, 2021, this amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The unobservable inputs used in calculating this amount include probability weighted estimates regarding the likelihood of achieving revenue targets for the acquisition. The Company made payments of $2.0 million for the achievement of a technological milestone and $2.0 million for the successful onboarding of qualified customers during 2021.

Contingent consideration related to the Bulletin, Sue Bryce and EDspaces acquisitions amounted to $1.6 million as of December 31, 2022. Contingent consideration related to the G3, Sue Bryce and EDspaces acquisitions amounted to $6.5 million as of December 31, 2021. These contingent payments are based on the achievement of various revenue or EBITDA growth metrics. The Company expects to pay $0.3 million and $1.3 million, in 2024 and 2027, respectively, related to these contingent consideration liabilities.

The Company’s contingent consideration liabilities are remeasured based on the methodologies described above at the end of each reporting period. As a result of these remeasurements, during 2022 and 2021, the Company recorded a $35.0 million decrease in the fair value of its contingent consideration liabilities and a $2.3 million increase in the fair value of its contingent consideration liabilities, respectively, which is included in selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss). The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss).

The market-based share award liability was $0.4 million as of December 31, 2022 and 2021. Changes in the fair value of the market-based share award liability is included in selling, general and administrative expense in the consolidated statements of income (loss) and comprehensive income (loss). The determination of the fair value of the market-based share award liability could change in future periods. See Note 12, Stock-Based Compensation, for additional information with respect to the market-based share awards.

Note 10. Related-Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 69.6% of the Company’s outstanding common stock at December 31, 2022. In addition, as of December 31, 2022, after giving effect to the Onex owned 69,718,919 shares of the Company’s redeemable convertible preferred stock, representing 178,807,950 shares of the Company’s common stock on an as-converted basis, after considering the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of the Company’s common stock, on an as-converted basis, is approximately 88.3%. Affiliates of Onex Corporation held a 48.0% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events and a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future trade shows and other events may be held at facilities managed by ASM. The Company made payments of $1.4 million, $0.6 million and zero to ASM during the years ended December 31, 2022, 2021 and 2020, respectively. These payments are included in cost of revenues in the consolidated statements of income (loss) and comprehensive income (loss). The Company has zero and $0.1 million due to ASM as of December 31, 2022 and 2021, respectively. The Company made payments of $0.3 million, $0.2 million and zero to Convex during the years ended December 31, 2022, 2021 and 2020, respectively. The Company has zero due to Convex as of December 31, 2022 and 2021, respectively.

Note 11. Stockholder’s Equity (Deficit) and Redeemable Convertible Preferred Stock

Common Stock Issuances

On May 3, 2017, the Company completed the initial public offering of its common stock and the Company’s stock began trading on the New York Stock Exchange under the symbol “EEX”.

Redeemable Convertible Preferred Stock

June 10, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of redeemable convertible preferred stock for a purchase price of $5.60 per share and (ii) effect a rights offering (“Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share. Onex agreed to purchase (the “Onex Backstop”) any and all redeemable convertible preferred stock not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share. On June 29, 2020 (the “First Closing Date”), Emerald received proceeds of $252.0 million, net of fees and expenses of $11.6 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement. Emerald used $50.0 million of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Revolving Credit Facility and expects to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. The Rights Offering subscription period started and ended on July 7, 2020 and July 22, 2020, respectively. On July 24, 2020, the Company issued a further 1,727,427 shares of redeemable convertible preferred stock pursuant to the Rights Offering and received proceeds of approximately $9.7 million. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of redeemable convertible preferred stock were sold to Onex in exchange for approximately $121.3 million, net of fees and estimated expenses of $5.6 million. The rights of the redeemable convertible preferred stock are summarized below.

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. During the year ended December 31, 2022, the Company recorded accretion of $31.8 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $475.9 million as of December 31, 2022. During the year ended December 31, 2021, the redeemable convertible preferred stock accumulated $29.8 million worth of dividends, bringing the aggregate accreted liquidation preference to $444.1 million as of December 31, 2021. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary thereof, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary thereof, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary thereof, the accreted liquidation preference. In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable. For the fiscal years ending December 31, 2022 and 2021, the Company recorded $38.8 million and $35.6 million, respectively, in deemed dividends, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid for the years ended December 31, 2022 and 2021. The following is a summary of the dividends paid for the year ended December 31, 2020:

	2020
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	February 7, 2020	—	—	—
Stockholders of record on	February 21, 2020	—	—	—
Dividend paid on	March 6, 2020	—	—	—
Dividend per share	$0.0750	$—	$—	$—
Cash dividend paid	$5.4	$—	$—	$—

Share Repurchases

October 2022 Share Repurchase Program Extension and Expansion

On October 26, 2022, the Company's Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2023, subject to early termination or extension by the Board. The Company repurchased 21,393 shares for $0.1 million during the year ended December 31, 2022 under this repurchase program. There was $19.9 million remaining available for share repurchases under the October 2022 Share Repurchase Program as of December 31, 2022. The share repurchase program may be suspended or discontinued at any time without notice.

October 2020 Share Repurchase Program

In October 2020, the Board authorized and approved a $20.0 million share repurchase program. In October 2021, the Company’s Board approved the extension and expansion of the October 2020 Share Repurchase Program, which allowed for the repurchase of an additional $20.0 million of the Company's common stock through December 31, 2022. The Company repurchased 2,861,448 shares for $10.3 million during the year ended December 31, 2022 under this repurchase program. The Company settled the repurchase of 2,498,118 shares for $12.4 million during the year ended December 31, 2021 under this repurchase program.

July 2019 Share Repurchase Program

In July 2019, the Board authorized and approved a $30.0 million share repurchase program. The July 2019 Share Repurchase program was terminated on July 31, 2020. The July 2019 Share Repurchase Program did not obligate the Company to purchase any specific number of shares. The Company settled the repurchase of 14,988 shares for $0.1 million during the year ended December 31, 2020, under this repurchase program.

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

In April 2017, the Board approved the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company has initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. During 2021, the 2017 Plan was amended and restated principally to provide for an increase in the number of Shares of the Company’s common stock reserved for issuance under the 2017 Plan by 13,000,000 shares. A total of 2,612,798 shares were available for future grant under the 2017 Plan as of December 31, 2022.

The Board determines eligibility, vesting schedules and exercise prices for award grants. Option grants have a contractual term of 10 years from the date of grant. Under the 2017 Plan, options are granted with the exercise price being equal to or greater than the fair market value of the Company’s common stock at the date of grant.

Vesting of all option grants begins at the first anniversary of the grant date. Options granted under the 2017 Plan vest pro rata over a term of either three, four or five years.

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

ESPP expense recognized by the Company was not material for the years ended December 31, 2022, 2021 and 2020. As of December 31, 2022, the Company has issued 115,054 shares to employees under the ESPP.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2022
	Range	Weighted-Average
Expected volatility	31.5% to 34.5%
Dividend yield	—
Risk-free interest rate	1.4% to 3.7%
Expected term (in years)	5.5 to 9.1
Weighted-average fair value at grant date		$1.09

Year Ended December 31, 2021
	Range	Weighted-Average
Expected volatility	29.0% to 38.4%
Dividend yield	—
Risk-free interest rate	0.4% to 1.4%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$1.47

There were 990,000 stock options granted during the year ended December 31, 2022. There were 4,959,488 stock options vested and exercisable at December 31, 2022.

There were 11,969,828 stock options granted during the year ended December 31, 2021. There were 2,602,368 stock options vested and exercisable at December 31, 2021.

There were no stock options granted during the year ended December 31, 2020.

Stock option activity for the years ended December 31, 2022 was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2021	14,403	$8.10	8.1	$—
Granted	990	5.76
Exercised	—	—
Forfeited/Expired	(838)	8.85
Outstanding at December 31, 2022	14,555	$7.90	7.1	$—
Exercisable at December 31, 2022	4,959	$10.88	5.2	$—

Information regarding fully vested and expected to vest stock options as of December 31, 2022 was as follows:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
	(share data in thousands)	(years)
$2.87 - $5.02	409	8.34
$5.16 - $7.74	7,677	7.39
$8.00 - $12.00	4,581	4.29
$12.47 - $18.71	1,351	3.96
$22.08 - $33.12	537	3.94
	14,555

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2022, for those options for which the market price was in excess of the exercise price.

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. During the years ended December 31, 2022, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options of $3.8 million, $6.4 million and $1.8 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of income (loss) and comprehensive income (loss). The related deferred tax benefit for stock-based compensation recognized was $1.0 million, $1.5 million and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The aggregate weighted average grant date fair value of stock options vested during the years ended December 31, 2022, 2021 and 2020 was $4.9 million, $1.8 million, and $3.0 million, respectively. There was a total of $7.8 million unrecognized stock-based compensation expense at December 31, 2022 related to unvested stock options expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense related to RSUs recognized in the years ended December 31, 2022, 2021 and 2020 was $1.9 million, $4.0 million and $5.4 million, respectively.

RSU activity for the year ended December 31, 2022 was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2021	1,358	$8.13
Granted	126	3.58
Forfeited	(101)	10.28
Vested	(505)	8.75
Unvested balance, December 31, 2022	878	$6.87

There was a total of $1.8 million unrecognized stock-based compensation expense at December 31, 2022 related to unvested RSUs expected to be recognized over a weighted-average period of 1.8 years.

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

As of December 31, 2022, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

The Company recorded stock-based compensation expense related to performance-based market condition share awards of zero, zero and $0.5 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, the Company has performance-based market condition share awards outstanding with a maximum value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of December 31, 2022, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share. The performance-based market condition share awards consist of four tranches with four separate specified award values that become payable upon achievement of the specified closing share price targets, which range from $18.00 per share to $24.00 per share. If the applicable targeted closing share price is attained over sixty days during a ninety-day trading period, that tranche of the award vests and the employees holding the awards receive shares of common stock equal to the specified award values (calculated based on the closing price per share on the trading day on which the relevant vesting condition was satisfied). In connection with the vesting, if any, of each award tranche, the Company expects to issue new shares of common stock to settle the vested awards. The total number of shares that will be awarded upon vesting will depend on the closing price per share on the trading day on which the relevant vesting condition is satisfied. These performance-based market condition share awards have a contractual term of ten years.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are remeasured to an updated fair value at each reporting period. As of December 31, 2022 and 2021, the liability for these awards was $0.4 million and $0.4 million, respectively, and is reported on the consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The aggregate fair value of the awards at the grant date was $1.9 million. The aggregate fair value of the awards as of December 31, 2022 and 2021 was $0.5 million and $0.7 million, respectively. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. As of December 31, 2022, the weighted average remaining service period is 2.0 years in aggregate. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control.

The weighted average assumptions used in determining the fair value for the performance-based market condition share awards granted in 2021 and 2020 and remeasured at December 31, 2022 were as follows:

	Grant Date	December 31, 2022
Expected volatility	41.7%	54.0%
Dividend yield	1.1%	—
Risk-free interest rate	1.26%	4.0%

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

Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2022, 2021 and 2020, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,416,907 redeemable convertible preferred stock shares outstanding which were convertible into 135,193,725 shares of common stock at December 31, 2022. These preferred stock shares were anti-dilutive for the years ended December 31, 2022 and 2021 and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted loss per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2022	2021	2020
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc.	$130.8	$(79.7)	$(633.6)
Accretion to redemption value of redeemable convertible preferred stock	(38.8)	(35.6)	(15.6)
Participation rights on if-converted basis	(60.2)	—	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$31.8	$(115.3)	$(649.2)
Weighted average common shares outstanding	69,002	71,309	71,431
Basic income (loss) per share	$0.46	$(1.62)	$(9.09)
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$31.8	$(115.3)	$(649.2)
Diluted effect of stock options	146	—	—
Diluted weighted average common shares outstanding	69,148	71,309	71,431
Diluted income (loss) per share	$0.46	$(1.62)	$(9.09)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	14,858	15,023	5,196

Note 14. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”), that was formed on January 1, 2014. The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. In March 2020, the Company suspended the Company’s 401(k) match for all participants. The Company’s 401(k) match was reinstated in August 2021. For each of the years ended December 31, 2022, 2021 and 2020, the Company recorded compensation expense of $1.6 million, $1.3 million and $0.2 million, respectively, for the employer matching contribution.

Note 15. Income Taxes

The Company’s income (loss) before income taxes expense (benefit) from its United States and foreign operations are as follows:

	December 31,
(in millions)	2022	2021
United States	$158.2	$(82.1)
Foreign	(0.2)	1.1
Total	$158.0	$(81.0)

The Company’s current and deferred income tax provision (benefit) were as follows:

	December 31,
(in millions)	2022	2021	2020
Current
Federal	$20.8	$(1.4)	$0.3
State and local	6.1	0.2	0.2
Foreign	—	0.3	—
	26.9	(0.9)	0.5
Deferred
Federal	0.2	(0.2)	(44.6)
State and local	0.2	(0.2)	(13.5)
Foreign	(0.1)	—	—
	0.3	(0.4)	(58.1)
Total provision for (benefit from) income taxes	$27.2	$(1.3)	$(57.6)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision (benefit) are set forth below:

	December 31,
(in millions)	2022	2021	2020
Income (loss) before income taxes	$158.0	$(81.0)	$(691.2)
U.S. statutory tax rate	21.0%	21.0%	21.0%
Taxes at the U.S. statutory rate	33.2	(17.0)	(145.2)
Tax effected differences
State and local taxes, net of federal benefit	7.3	(3.2)	(13.0)
Share-based payments	0.6	0.5	0.5
Nondeductible goodwill impairment	1.1	0.9	76.6
Change in valuation allowance	(16.5)	18.7	(0.1)
Return to provision adjustments	0.1	0.1	25.6
Change in tax rates	0.3	(0.4)	(2.3)
Change in uncertain tax positions	—	(1.3)	—
Nondeductible expenses	1.1	0.3	0.3
Other, net	—	0.1	—
Total provision for (benefit from) income taxes	$27.2	$(1.3)	$(57.6)

The fluctuations of the Company's income tax benefits and effective tax rates between the years ended December 31, 2022, 2021, and 2020, are primarily attributable to certain nondeductible expenses recorded by the Company (e.g., portion of the goodwill impairment charges that is nondeductible for tax purposes recorded during the years ended December 31, 2022, 2021 and 2020). Additionally, changes in the relative mix of the Company's operations in and among various U.S. state and local jurisdictions impact the Company's state and local income tax benefit. Due to a lack of available sources of future taxable income, the Company recorded a full valuation allowance against its net balance of deferred tax assets.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$0.3	$6.4
Deferred compensation	1.8	2.9
Stock-based compensation	8.6	8.5
Lease liabilities	3.9	4.6
Accrued expenses	1.0	1.2
Goodwill and intangible assets	14.4	21.9
Section 163(j) interest carryover	—	0.3
Other assets	0.2	1.0
Deferred tax assets	30.2	46.8
Valuation allowance	(28.0)	(44.5)
Net deferred tax assets	2.2	2.3

Deferred tax liabilities
Right-of-use lease assets	(2.7)	(3.8)
Fixed asset depreciation	(1.3)	—
Deferred tax liabilities, net	$(1.8)	$(1.5)

Recognized as
Deferred income taxes, noncurrent	(1.8)	(1.5)
	$(1.8)	$(1.5)

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. Given our current earnings and anticipated future earnings, we believe that there is a realistic possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our valuation allowance will no longer be needed. The potential release of the valuation allowance is dependent on our ability to achieve sustained profitable operations from continued execution of our operating strategy. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in the provision for income taxes for the period the release is recorded. Therefore, the exact timing and amount of the valuation allowance release and the ultimate impact on our financial statements are subject to change on the basis of the level of profitability we are able to actually achieve. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to lack of available sources of taxable income, the Company recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2022 and 2021, the Company recorded a valuation allowance of $28.0 million and $44.5 million, respectively. The decrease in the valuation allowance was due to the utilization of net operating loss carryforwards and the impact of tax amortization and earnout adjustments on deferred taxes.

As of December 31, 2022 and 2021, the Company has U.S. federal net operating loss carryforwards of $0.0 million and $24.7 million, respectively, and U.S. state net operating loss carryforwards of $2.7 million and $20.2 million, respectively. The Company does not have any income tax credit carryforwards.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020:

	December 31,
(in millions)	2022	2021	2020
Gross unrecognized tax benefits, beginning of period	$—	$1.1	$1.1
Decreases related to prior year tax positions	—	(1.1)	—
Increases related to current year tax provisions	—	—	—
Gross unrecognized tax benefits, end of period	$—	$—	$1.1

For the years ended December 31, 2022, 2021, and 2020, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the benefit from income taxes in the consolidated statements of income (loss) and comprehensive income (loss).

As of December 31, 2022, the Company does not have unrecognized tax benefits. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax and various state and local taxes in numerous jurisdictions. The Company’s federal tax returns for 2019 through 2022 years remain open for examination by the IRS. In most cases, the Company’s state tax returns for 2019 through 2022 remain open and are subject to income tax examinations by state taxing authorities.

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

The amounts presented below represent the future minimum annual payments under the Company’s operating leases and other contractual obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2022:

	Years Ending December 31,
(in millions)	2023	2024	2025	2026	2027	Thereafter	Total
Operating leases	$4.9	$3.9	$3.6	$3.4	$1.1	$—	$16.9
Other contractual obligations	44.1	19.6	6.5	0.7	0.1	1.0	72.0
	$49.0	$23.5	$10.1	$4.1	$1.2	$1.0	$88.9

Rent expense incurred under operating leases was $7.5 million, $5.2 million and $4.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both probable and the amount or range of any possible loss is reasonably estimable. The Company did not record an accrual for loss contingencies associated with legal proceedings as of December 31, 2022 and 2021. In the opinion of management, the Company is not presently a party to any material litigation and management is not aware of any pending or threatened litigation against the Company that would have a material adverse impact on the Company’s business, consolidated balance sheets, results of operations or cash flows.

Other Commitments and Contingencies

Refer to Note 9, Fair Value Measurements, for further discussion on the contingent considerations related to the Company’s acquisition of Bulletin, Advertising Week, MJBiz, Sue Bryce Education and The Portrait Masters, PlumRiver, EDspaces and G3.

Note 17. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2022	2021
Trade payables	$20.4	$12.0
Other current liabilities	14.7	10.8
Accrued event costs	11.7	9.5
Accrued personnel costs	11.3	16.0
Total accounts payable and other current liabilities	$58.1	$48.3

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

Operating segment performance is evaluated by the Company’s CODM based on Adjusted EBITDA, a non-GAAP measure, defined as EBITDA exclusive of general corporate expenses, stock-based compensation expense, impairments and other items. These adjustments are primarily related to items that are managed on a consolidated basis at the corporate level. The exclusion of such charges from each segment is consistent with how the CODM evaluates segment performance.

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income:

	Years Ended December 31,
(in millions)	2022	2021(1)	2020(1)
Revenues
Commerce	$149.1	$57.0	$58.8
Design, Creative, and Technology	157.7	77.4	66.6
All Other	19.1	11.1	2.0
Total revenues	$325.9	$145.5	$127.4

Other Income, net
Commerce	$8.0	$57.5	$64.3
Design, Creative, and Technology	25.3	19.1	42.6
All Other	0.9	0.8	0.1
Total other income	$34.2	$77.4	$107.0

Adjusted EBITDA
Commerce	$76.7	$68.6	$70.6
Design, Creative, and Technology	74.0	25.4	42.1
All Other	(9.4)	(2.1)	—
Subtotal Adjusted EBITDA	$141.3	$91.9	$112.7

General corporate expenses	$(50.3)	$(47.8)	$(40.8)
Other Income, net(2)	148.6	—	—
Interest expense, net	(21.8)	(15.8)	(20.6)
Goodwill impairment charge	(6.3)	(7.2)	(603.4)
Intangible asset impairment charge	(1.6)	(32.7)	(76.8)
Depreciation and amortization expense	(59.5)	(47.6)	(48.6)
Stock-based compensation expense	(5.8)	(10.4)	(6.7)
Deferred revenue adjustment	(0.6)	(2.0)	—
Other items	14.0	(9.4)	(7.0)
Income (loss) before income taxes	$158.0	$(81.0)	$(691.2)

(1) Current and prior years segment disclosures reflect the new reportable segment structure.

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

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. For the years ended December 31, 2022, 2021 and 2020, substantially all revenues were derived from transactions in the United States.
Note 19. Subsequent Events

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Lodestone Acquisition

On January 9, 2023, the Company acquired the associated assets and liabilities of Lodestone Events, an event solutions company specializing in consumer lifestyle event strategy, marketing, content creation, planning and logistics, and sponsorship and exhibitor sales, for a purchase price consideration of approximately $11.0 million plus future contingent payments based on business performance. The Company funded this transaction with cash from operations.

Fifth Amendment to Amended and Restated Credit Agreement

On February 2, 2023, Emerald X entered into a Fifth Amendment to its Amended and Restated Credit Agreement (the "Amendment") which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017 (as amended from time to time prior to the date of the Amendment, the “Existing Credit Agreement,” and as further amended by the Amendment, the “Amended Credit Agreement”). The Amendment increases the aggregate amount of all revolving commitments under the Amended Credit Agreement from $100.4 million to $110.0 million. The increased revolving commitments have the same terms as the existing revolving commitments. The Amendment does not change any other material terms of the Existing Credit Agreement.

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2022 and 2021

(dollars in millions, share data in thousands except par value)	2022	2021
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	439.3	312.9
Total assets	$439.3	$312.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2022 and 2021: 80,000; 71,417 and 71,442 shares issued and outstanding; aggregate liquidation preference $475.9 million and $444.1 million at December 31, 2022 and 2021, respectively	472.4	433.9
Stockholders' deficit
Common stock, $0.01 par value; authorized shares at December 31, 2022 and 2021: 800,000; 67,588 and 70,026 shares issued and outstanding at December 31, 2022 and 2021, respectively	0.7	0.7
Additional paid-in capital	610.3	653.2
Accumulated deficit	(644.1)	(774.9)
Total stockholders' deficit	$(33.1)	$(121.0)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$439.3	$312.9

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of Income (Loss) and Comprehensive Income (Loss)

December 31, 2022, 2021 and 2020

(dollars in millions)	2022	2021	2020
Revenues	$—	$—	$—
Other income, net	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairment charge	—	—	—
Intangible asset impairment charge	—	—	—
Operating income (loss)	—	—	—
Interest expense	—	—	—
Interest income	—	—	—
Other expense	—	—	—
Loss on disposal of fixed assets	—	—	—
Income (loss) before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net income (loss) and comprehensive income (loss) of subsidiaries	—	—	—
Equity in net income (losses) and comprehensive income (losses) of subsidiaries	130.8	(79.7)	(633.6)
Accretion to redemption value of redeemable convertible preferred stock	(38.8)	(35.6)	(15.6)
Participation rights on if-converted basis	(60.2)	—	—
Net income (loss) and comprehensive income (loss)	$31.8	$(115.3)	$(649.2)

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2022, 2021 and 2020

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Holding, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Holding, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2022, 2021 and 2020.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2022, 2021 and 2020.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its redeemable convertible preferred stock as mezzanine equity outside of stockholders' deficit when the stock contains contingent redemption features that are not solely within the Company's control. Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.

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

Emerald Holding, Inc.

Schedule II – Valuation and Qualifying Accounts

			Additions
	Balance at Beginning of Period	Reclassification	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2022:
Allowance for credit losses	$1.2	—	0.4	—	(0.1)	$1.5
Deferred tax asset valuation allowance	$44.5	—	—	(16.5)	—	$28.0

Year Ended December 31, 2021:
Allowance for credit losses	$1.1	—	0.4	—	(0.3)	$1.2
Deferred tax asset valuation allowance	$25.8	—	—	18.7	—	$44.5

Year Ended December 31, 2020:
Allowance for doubtful accounts	$0.7	—	0.7	—	(0.3)	$1.1
Deferred tax asset valuation allowance	$0.2	—	—	25.6	—	$25.8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022 the disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under "Item 8. Financial Statements and Supplementary Data".

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed, management concluded that the following material weaknesses existed in our internal control over financial reporting:

●
The Company did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments.
●
The Company did not maintain effective controls for recognizing payment obligations payable to third parties upon recognition of insurance claim proceeds.

Since identifying the material weaknesses, management has implemented its plan to remediate these control deficiencies, including updating the Company’s design, documentation and implementation of certain internal controls to address the previously identified control deficiencies. Management has completed its documentation, testing and evaluation of the updated internal controls and determined that, as of December 31, 2022, these controls have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2023 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2022.

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

		Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.3	Registration Rights Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.4	Description of the Registrant’s Securities.	Annual Report on Form 10-K/A (File No. 001-38076	November 8, 2021
10.1	Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and other lenders party thereto, dated May 22, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 25, 2017
10.2	Refinancing Agreement and First Amendment to Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors	Current Report on Form 8-K (File No. 001-38076)	December 1, 2017

party thereto, Bank of America, N.A. and the other lenders party thereto, dated November 27, 2017.
10.3

Repricing Agreement and Second Amendment to Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated November 29, 2017.

		Current Report on Form 8-K (File No. 001-38076)	December 1, 2017
10.4	Third Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated June 21, 2021.	Current Report on Form 8-K (File No. 001-38076)	June 25, 2021
10.5	Fourth Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated December 21, 2022.	Current Report on Form 8-K (File No. 001-38076)	December 22, 2022
10.6	Fifth Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated February 2, 2023.	Current Report on Form 8-K (File No. 001-38076)	February 6, 2023
10.7†	Binding Settlement Term Sheet, dated August 3, 2022.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 3, 2022
10.8+	Amended and Restated 2017 Omnibus Equity Plan.	Registration Statement on Form S-8 (File No. 333-258320)	July 30, 2021
10.9	Amended and Restated Stockholders’ Agreement by and among the Registrant and the stockholders party thereto, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
10.10

Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners III LP, Onex Partners III GP LP, Onex US Principals LP, Onex Partners III PV LP, Onex Expo SARL, Onex Partners III Select LP and Onex Advisor Subco III LLC.

		Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.11	Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners V LP and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020

10.12+	Form of Restricted Stock Unit Agreement.	Current Report on Form 8-K (File No. 001-38076)	June 14, 2017
10.13+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.14+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.15+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.16+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.17+	Form of Post-IPO Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.18	Form of Indemnification Agreement.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
10.19+	Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.20+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for non-California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.21+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.22+	Form of Annual Incentive Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.23+	2019 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 2, 2019
10.24+	Employment Agreement, dated May 22, 2019, by and between Emerald Expositions, LLC, Brian Field, and solely for the purposes of Sections 2.3 and 8.1 therein, Emerald Expositions Events, Inc..	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.25+	Employment Agreement Amendment, dated November 12, 2020, by and between Emerald X, LLC and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.26+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.27+	Form of Stock Option Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019

10.28+	Form of Performance Based Share Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.29+	Amendment to Performance Based Share Award Agreement, by and between the Registrant and Brian Field, dated December 6, 2019.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.30+	Employment Agreement, dated January 16, 2020, by and between Emerald Expositions Events, LLC and David Doft, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.31+	Form of Performance Based Share Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.32+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.33+*	Special Bonus Agreement by and between David Doft and Emerald X, LLC dated November 5, 2021.
10.34+	Employment Agreement, dated November 10, 2020, by and between Emerald X, LLC and Hervé Sedky, and solely for the purposes of certain sections therein, Emerald Holding, Inc.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.35+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.36+	Form of Stock Option Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.37+*	Separation and Release Agreement by and between Eric Lisman, Emerald X, LLC and Emerald Holding, Inc. entered into as of December 31, 2021.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to

Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL included: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Loss and Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management compensatory plan or arrangement.

† Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERALD HOLDING, INC.

Date: March 15, 2023	By:	/s/ David Doft
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

Name	Title	Date
/s/ Hervé Sedky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2023
Hervé Sedky
Chief Financial Officer and Treasurer
/s/ David Doft	(Principal Financial Officer and Principal Accounting Officer)	March 15, 2023
David Doft

/s/ Konstantin Gilis	Chairman of the Board and Director	March 15, 2023
Konstantin Gilis

/s/ Michael Alicea	Director	March 15, 2023
Michael Alicea

/s/ Lynda M. Clarizio	Director	March 15, 2023
Lynda M. Clarizio

/s/ Todd Hyatt	Director	March 15, 2023
Todd Hyatt

/s/ Lisa Klinger	Director	March 15, 2023
Lisa Klinger

/s/ David Levin	Director	March 15, 2023
David Levin

/s/ Anthony Munk	Director	March 15, 2023
Anthony Munk

/s/ Emmanuelle Skala	Director	March 15, 2023
Emmanuelle Skala