Form 10-Q
period 2023-03-31
Emerald Holding, Inc.
filed 2023-05-04
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 1, 2023, there were 62,870,768 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

•
risks associated with event cancellations or interruptions, including cancellations or interruptions resulting from outbreaks of communicable diseases, including any variants or resurgences of the COVID-19 pandemic (“COVID-19”); the actions that governments, businesses and individuals take in response to any such outbreaks, including limiting the size of gatherings; the resulting impact on overall demand for face-to-face events; and our ability or inability to obtain insurance coverage relating to event cancellations or interruptions;
•
disruptions in global or local travel conditions and quarantines due to COVID-19, other communicable diseases or terrorist actions;
•
the potential impairment of intangible assets, including goodwill, on our balance sheet;
•
general economic conditions;
•
our ability to secure desirable dates and locations for our trade shows;
•
our ability to assess and respond to changing market trends, including digital and virtual show offerings;
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
•
our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
•
other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$217.3	$239.1
Trade and other receivables, net of allowances of $1.5 million as of March 31, 2023 and December 31, 2022	104.8	74.9
Prepaid expenses and other current assets	10.8	17.8
Total current assets	332.9	331.8
Noncurrent assets
Property and equipment, net	2.0	2.2
Intangible assets, net	198.3	204.8
Goodwill, net	553.9	545.5
Right-of-use lease assets	10.0	10.6
Other noncurrent assets	3.4	3.5
Total assets	$1,100.5	$1,098.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$54.7	$58.1
Income tax payable	2.3	1.2
Canceled event liabilities	2.9	3.3
Deferred revenues	161.8	151.2
Contingent consideration	3.7	3.5
Right-of-use lease liabilities, current portion	4.8	4.9
Total current liabilities	230.2	222.2
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	414.2	413.9
Deferred tax liabilities, net	2.8	1.8
Right-of-use lease liabilities, noncurrent portion	9.4	10.4
Other noncurrent liabilities	12.3	10.8
Total liabilities	668.9	659.1
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2023 and December 31, 2022: 80,000; 71,417 issued and outstanding; aggregate liquidation preference of $484.2 million and $475.9 million at March 31, 2023 and December 31, 2022, respectively	482.5	472.4
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at March 31, 2023 and December 31, 2022: 800,000; 62,845 and 67,588 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	0.6	0.7
Additional paid-in capital	585.5	610.3
Accumulated deficit	(637.0)	(644.1)
Total stockholders’ deficit	(50.9)	(33.1)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,100.5	$1,098.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2023	March 31, 2022
Revenues	$122.3	$98.5
Other income, net	—	23.7
Cost of revenues	43.2	34.2
Selling, general and administrative expense	48.8	46.6
Depreciation and amortization expense	13.5	14.3
Goodwill impairment charge	—	6.3
Intangible asset impairment charge	—	1.6
Operating income	16.8	19.2
Interest expense	8.0	3.9
Interest income	1.1	—
Other expense	0.1	—
Income before income taxes	9.8	15.3
Provision for (benefit from) income taxes	2.7	(0.8)
Net income and comprehensive income attributable to Emerald Holding, Inc.	$7.1	$16.1
Accretion to redemption value of redeemable convertible preferred stock	(10.1)	(9.2)
Participation rights on if-converted basis	—	(4.4)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(3.0)	$2.5
Basic (loss) income per share	$(0.04)	$0.04
Diluted (loss) income per share	$(0.04)	$0.04
Basic weighted average common shares outstanding	67,280	70,171
Diluted weighted average common shares outstanding	67,280	70,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

	Three Months Ended March 31, 2023
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	71,417	$472.4	67,588	$0.7	$610.3	$(644.1)	$(33.1)
Stock-based compensation	—	—	307	—	2.1	—	2.1
Issuance of common stock under equity plans	—	—	14	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	10.1	—	—	(10.1)	—	(10.1)
Repurchase of common stock	—	—	(5,064)	(0.1)	(16.8)	—	(16.9)
Net income and comprehensive income	—	—	—	—	—	7.1	7.1
Balances at March 31, 2023	71,417	$482.5	62,845	$0.6	$585.5	$(637.0)	$(50.9)

	Three Months Ended March 31, 2022
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(774.9)	$(121.0)
Stock-based compensation	—	—	340	—	2.1	—	2.1
Issuance of common stock under equity plans	—	—	20	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	9.2	—	—	(9.2)	—	(9.2)
Repurchase of common stock	—	—	(256)	—	(0.9)	—	(0.9)
Net income and comprehensive income	—	—	—	—	—	16.1	16.1
Balances at March 31, 2022	71,442	$443.1	70,130	$0.7	$645.2	$(758.8)	$(112.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating activities
Net income	$7.1	$16.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2.1	2.1
Allowance for credit losses	0.1	0.1
Depreciation and amortization	13.5	14.3
Goodwill impairments	—	6.3
Intangible asset impairments	—	1.6
Non-cash operating lease expense	0.7	0.8
Amortization of deferred financing fees and debt discount	0.4	0.3
Deferred income taxes	1.0	(0.2)
Loss on disposal of fixed assets	0.2	—
Remeasurement of contingent consideration	—	4.4
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(28.1)	(39.8)
Prepaid expenses and other current assets	7.2	1.1
Other noncurrent assets	0.1	0.2
Accounts payable and other current liabilities	(3.0)	9.8
Canceled event liabilities	(0.4)	(3.5)
Income tax payable	1.1	(0.8)
Deferred revenues	7.0	21.2
Operating lease liabilities	(1.1)	(1.6)
Other noncurrent liabilities	1.0	0.6
Net cash provided by operating activities	8.9	33.0
Investing activities
Acquisition of businesses, net of cash acquired	(9.5)	—
Purchases of property and equipment	(0.3)	(1.0)
Purchases of intangible assets	(3.4)	(2.2)
Net cash used in investing activities	(13.2)	(3.2)
Financing activities
Payment of contingent consideration for acquisition of businesses	—	(4.3)
Repayment of principal on term loan	—	(1.4)
Fees paid for debt issuance	(0.6)	—
Repurchase of common stock	(16.9)	(0.9)
Net cash used in financing activities	(17.5)	(6.6)
Net (decrease) increase in cash and cash equivalents	(21.8)	23.2
Cash and cash equivalents
Beginning of period	239.1	231.2
End of period	$217.3	$254.4

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022.

The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

2.
Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements that are expected to have a significant impact on the Company’s condensed consolidated financial statements or notes thereto.

3.
Revenues

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Customers generally receive the benefit of the Company’s services upon the staging of each trade show or conference event and over the subscription period for access to the Company’s subscription software and services. Fees are typically invoiced and collected in full prior to the trade show or event.

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conferences (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 91.0% and 89.0% of total revenues for the three months ended March 31, 2023 and 2022, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $161.8 million as of March 31, 2023 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2023 were $2.5 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Current and long-term deferred revenues as of December 31, 2022 were $151.2 million and $1.4 million, respectively. During the three months ended March 31, 2023 and 2022, the Company recognized revenues of $110.0 million and $84.7 million, respectively, from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events are classified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of March 31, 2023, cancelled event liabilities of $2.9 million represents $0.7 million of deferred revenues for cancelled trade shows and $2.2 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2022, cancelled event liabilities of $3.3 million represents $0.8 million of deferred revenues for cancelled trade shows and $2.5 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company expects to receive upon completion of its performance obligations.

For the Company’s subscription software and services, the Company may enter into contracts with customers that may include multiple performance obligations, which are generally capable of being distinct. Fees associated with implementation and related professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are typically three-year terms with one-year renewals following the initial three-year term.

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

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events, subscription software and services and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design, Creative, and Technology	All Other	Total
Three Months Ended March 31, 2023	(in millions)
Trade shows	$68.1	$27.9	$1.1	$97.1
Other events	0.2	14.0	—	14.2
Subscription software and services	0.1	0.6	4.5	5.2
Other marketing services	1.6	4.2	—	5.8
Total revenues	$70.0	$46.7	$5.6	$122.3

Three Months Ended March 31, 2022
Trade shows	$54.2	$23.5	$0.9	$78.6
Other events	0.5	8.6	—	9.1
Subscription software and services	—	0.8	3.4	4.2
Other marketing services	2.0	4.6	—	6.6
Total revenues	$56.7	$37.5	$4.3	$98.5

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of March 31, 2023, the Company does not have material contract assets.

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

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2023 and 2022, were not material.

4.
Business Acquisitions

2023 Acquisition

Lodestone Events ("Lodestone")

In furtherance of the Company’s strategy to expand into the growing business-to-consumer event space, the Company executed an asset purchase agreement on January 9, 2023 to acquire certain assets and assume certain liabilities of the business known as Lodestone for a total estimated purchase price of $10.2 million, which included an initial cash payment of $9.5 million and contingent consideration with an estimated fair value of $0.7 million. The contingent consideration liability related to the acquisition of Lodestone consists of a potential payment based on Lodestone's average annual EBITDA during the period from January 1, 2025 through December 31, 2026. The payment is expected to be settled in the second quarter of 2027. Lodestone produces the Overland Expo series of vehicle-based, adventure travel consumer shows. The acquisition was financed with cash from operations.

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

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

The primary tasks that are required to be completed to finalize the valuation of assets and liabilities acquired include validation of business level forecasts, customer attrition rates and acquired working capital balances.

Identified intangible assets associated with Lodestone included trade name and customer relationship intangible assets of $1.1 million and $2.3 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 5.0 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 6.0 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	January 9, 2023
Trade and other receivables	$1.8
Prepaid expenses and other current assets	0.2
Goodwill	8.4
Intangible assets	3.4
Deferred revenues	(3.6)
Purchase price, including working capital adjustment	$10.2

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if the 2022 and 2023 acquisitions had occurred at the beginning of 2022, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisition. The supplemental unaudited pro-forma financial information is presented for comparative purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisition at the dates indicated, nor is it intended to project the future financial position or operating results of the combined Company. Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

	Three Months Ended March 31,	Three Months Ended March 31,
	2023	2022
(in millions)	(Unaudited)
Pro-forma revenues(1)
Advertising Week	$—	$0.3
Emerald revenue	122.3	98.5
Total pro-forma revenues	$122.3	$98.8

Pro-forma net (loss) income
Advertising Week	$—	$(0.7)
Bulletin	—	(1.0)
Lodestone	—	(0.4)
Emerald net (loss) income	7.1	16.1
Total pro-forma net (loss) income	$7.1	$14.0
(1) Pro-forma revenues from the Bulletin and Lodestone acquisitions were not material to the three months ended March 31, 2022.

5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Furniture, equipment and other	$5.0	$4.8
Leasehold improvements	1.0	1.0
	6.0	5.8
Less: Accumulated depreciation	(4.0)	(3.6)
Property and equipment, net	$2.0	$2.2

Depreciation expense related to property and equipment for the three months ended March 31, 2023 and 2022 was $0.3 million. Loss on disposal of fixed assets was $0.2 million for the three months ended March 31, 2023. There was no loss on disposal of fixed assets for the three months ended March 31, 2022.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at March 31, 2023	$52.6	$365.4	$91.1	$8.4	$2.6	$30.2	$0.7	$551.0
Accumulated amortization	—	(316.6)	(18.5)	(2.6)	(0.7)	(14.3)	—	(352.7)
Net carrying amount at March 31, 2023	$52.6	$48.8	$72.6	$5.8	$1.9	$15.9	$0.7	$198.3

Gross carrying amount at December 31, 2022	$52.6	$363.1	$90.0	$8.4	$2.6	$25.5	$2.1	$544.3
Accumulated amortization	—	$(306.2)	$(17.2)	(2.2)	(0.6)	$(13.3)	—	(339.5)
Net carrying amount at December 31, 2022	$52.6	$56.9	$72.8	$6.2	$2.0	$12.2	$2.1	$204.8

Amortization expense for the three months ended March 31, 2023 and 2022 was $13.2 million and $14.0 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three months ended March 31, 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first quarter of 2023.

During the three months ended March 31, 2022, the Company identified an interim impairment trigger for three of its indefinite-lived intangible assets. As a result, the Company performed a quantitative analysis utilizing the "relief from royalty payments" method with assumptions that are considered Level 3 inputs. After performing the interim impairment assessment, the Company recognized an impairment charge of $1.6 million related to one of its indefinite-lived trade name intangible assets during the three months ended March 31, 2022. The impairment charge is reported in intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income and is related to the Design, Creative and Technology reportable segment.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the three months ended March 31, 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first quarter of 2023.

During the three months ended March 31, 2022, the Company identified an interim impairment trigger for two of its definite-lived intangible assets. After performing an interim impairment assessment, the Company determined the carrying values were recoverable. As such, no impairment charges were recorded for definite-lived intangible assets during the three months ended March 31, 2022.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce	Design, Creative & Technology	All Other	Total
Balance at December 31, 2022	$356.1	$160.8	$28.6	$545.5
Acquired goodwill	8.4	—	—	8.4
Impairments	—	—	—	—
Balance at March 31, 2023	$364.5	$160.8	$28.6	$553.9

Impairment of Goodwill

During the three months ended March 31, 2023, management determined there was no triggering event. As such, no quantitative assessment for impairment was required during the first quarter of 2023. No goodwill impairment charges were recorded during the three months ended March 31, 2023.

During the three months ended March 31, 2022, the Company changed its operating segments which resulted in a change in reporting units. Due to the change in reporting units, the Company performed a quantitative assessment of the fair value of its prior and new reporting units as of January 31, 2022 using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of one reporting unit exceeded its respective fair value, resulting in a goodwill impairment of $5.8 million related to the Design, Creative and Technology segment. The Company also performed a fair value assessment of its new reporting units utilizing similar inputs and, as a result of that assessment, there was $0.5 million of goodwill impairment related to one of the Company's new reporting units in the All Other category after the change in reporting units. Goodwill impairments in the Design, Creative and Technology reportable segment and All Other category were $5.8 million and $0.5 million, respectively, during the three months ended March 31, 2022.

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2023	December 31, 2022
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50 as of March 31, 2023, and December 31, 2022 (equal to 7.13% and 6.57% at March 31, 2023 and December 31, 2022, respectively) due 2024, net(a)	$414.2	$413.9
Long-term debt, net of debt discount and deferred financing fees	$414.2	$413.9

(a)
The Amended and Restated Term Loan Facility, a seven-year $565.0 million senior secured term loan facility, scheduled to mature on May 22, 2024 (the “Amended and Restated Term Loan Facility”), as of March 31, 2023 was recorded net of unamortized discount of $0.5 million and net of unamortized deferred financing fees of $0.6 million. The Amended and Restated Term Loan Facility as of December 31, 2022 was recorded net of unamortized discount of $0.6 million and net of unamortized deferred financing fees of $0.8 million. The fair market value of the Company’s debt under the Amended and Restated Term Loan Facility was $409.9 million as of March 31, 2023.

Revolving Credit Facility

On February 14, 2020, Emerald Expositions Holding, Inc., a wholly-owned subsidiary of the Company and the borrower under the Amended and Restated Senior Secured Credit Facilities, was renamed Emerald X, Inc. (“Emerald X”). On February 2, 2023, Emerald X entered into a Fifth Amendment to its Amended and Restated Credit Agreement (the "Amendment"), by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017 (as amended from time to time prior to the date of the Amendment, the “Existing Credit Agreement,” and as further amended by the Amendment, the “Amended Credit Agreement”). The Amendment increases the aggregate amount of all revolving commitments under the Amended Credit Agreement from $100.4 million to $110.0 million. The increased revolving commitments have the same terms as the existing revolving commitments. The Amendment does not change any other material terms of the Existing Credit Agreement.

Emerald X had no borrowings outstanding under its Amended and Restated Revolving Credit Facility as of March 31, 2023 and December 31, 2022, respectively. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Amended and Restated Revolving Credit Facility as of March 31, 2023 and December 31, 2022. Until August 6, 2020, borrowings under the Amended and Restated Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.75% or ABR plus 1.75%. As a result of the Company’s Total First Lien Net Leverage Ratio decreasing below 2.50 to 1.00 (as defined in the Amended and Restated Senior Secured Credit Facilities), from August 7, 2020 through December 31, 2022, borrowings under the Amended and Restated Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%. During the three months ended March 31, 2023, borrowings under the Amended and Restated Revolving Credit Facility were subject to an interest rate equal to Term Secured Overnight Financing Rate (“Term SOFR”) plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three Months Ended March 31,
(in millions)	2023	2022
Senior secured term loan	$7.5	$3.5
Non-cash interest for amortization of debt discount and debt issuance costs	0.4	0.3
Revolving credit facility interest and commitment fees	0.1	0.1
Total interest expense	$8.0	$3.9

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Secured Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Facilities) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of March 31, 2023, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.
Fair Value Measurements and Financial Risk

As of March 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$111.0	$111.0	$—	$—
Money market mutual funds(a)	106.3	106.3	—	—
Total assets at fair value	$217.3	$217.3	$—	$—

Liabilities
Market-based share awards liability(b)	$0.4	$—	$—	$0.4
Contingent consideration(b)	12.9	—	—	12.9
Total liabilities at fair value	$13.3	$—	$—	$13.3

(a)
The Company’s money market mutual funds of $106.3 million as of March 31, 2023 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds are based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.4 million as of March 31, 2023 is included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $3.7 million as of March 31, 2023 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $9.2 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.4 million as of March 31, 2023 and December 31, 2022, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

As of March 31, 2023 and December 31, 2022, the Company had $12.9 million and $12.3 million, respectively, in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of EDspaces, PlumRiver Technologies ("Plumriver"), Sue Bryce Education and The Portrait Masters, Advertising Week, Bulletin and Lodestone. The contingent consideration liability of $12.9 million as of March 31, 2023 consists of liabilities of $3.4 million, $0.8 million, $0.1 million and $8.6 million that are expected to be settled in 2023, 2024, 2025 and 2027, respectively. Refer to Note 4, Business Acquisitions, for further information related to the contingent consideration related to the acquisition of Lodestone.

The contingent consideration paid during the first quarter of 2023 in relation to the Company's acquisition of EDspaces was not material. Contingent consideration liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first quarter of 2023, the Company recorded an immaterial decrease in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income.

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

9.
Stockholder’s Deficit and Redeemable Convertible Preferred Stock

Redeemable Convertible Preferred Stock

On June 10, 2020, the Company entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP (“Onex”), pursuant to which the Company agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of redeemable convertible preferred stock for a purchase price of $5.60 per share and (ii) effect a rights offering (“Rights Offering”) to holders of its outstanding common stock of one non-transferable subscription right for each share of the Company’s common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share. Onex agreed to purchase (the “Onex Backstop”) any and all redeemable convertible preferred stock not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share. As a result of the Initial Private Placement and the Onex Backstop, the Company sold 69,718,919 shares of redeemable convertible preferred stock to Onex in exchange for $373.3 million, net of fees and expenses of $17.2 million. As a result of the Rights Offering, the Company issued 1,727,427 shares of redeemable convertible preferred stock in exchange for $9.7 million.

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. During the three months ended March 31, 2023, the Company recorded accretion of $8.3 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $484.2 million as of March 31, 2023. During the three months ended March 31, 2022, the Company recorded accretion of $7.8 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $451.9 million as of March 31, 2022. There were no dividends declared or paid in the first quarters of 2023 or 2022. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary thereof, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary thereof, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary thereof, the accreted liquidation preference. In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable. For the three months ended March 31, 2023 and 2022, the Company recorded $10.1 million and $9.2 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid or declared during the first quarters of 2023 and 2022.

Share Repurchases

October 2020 Share Repurchase Program (“October 2020 Share Repurchase Program”)

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program. Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. In October 2021, the Company’s Board approved the extension and expansion of the October 2020 Share Repurchase Program, which allowed for the repurchase of an additional $20.0 million of the Company's common stock through December 31, 2022. The Company repurchased 255,584 shares for $0.9 million during the three months ended March 31, 2022 under this repurchase program.

October 2022 Share Repurchase Program Extension and Expansion

On October 26, 2022, the Company's Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2023, subject to early termination or extension by the Board. The Company repurchased 5,064,140 shares for $16.9 million during the three months ended March 31, 2023 under this repurchase program. There was $3.0 million remaining available for share repurchases under the October 2022 Share Repurchase Program as of March 31, 2023. The share repurchase program may be suspended or discontinued at any time without notice.

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP. Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three months ended March 31, 2023 and 2022.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.5 million and $1.3 million for the three months ended March 31, 2023 and 2022, respectively.

Stock option activity for the three months ended March 31, 2023, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term
	(thousands)		(years)
Outstanding at December 31, 2022	14,555	$7.90	7.1
Granted	7,125	3.81
Exercised	1	2.87
Forfeited/Expired	(618)	12.15
Outstanding at March 31, 2023	21,063	$6.39	8.1
Exercisable at March 31, 2023	6,697	$9.23	6.2

The aggregate intrinsic value is the amount by which the fair value of the Company’s common stock exceeded the exercise price of the options as of the close of trading hours on the New York Stock Exchange on March 31, 2023, for those options for which the market price was in excess of the exercise price.

There was a total of $17.9 million unrecognized stock-based compensation expense at March 31, 2023 related to unvested stock options expected to be recognized over a weighted-average period of 3.25 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2023 and 2022 was $0.5 million and $0.8 million, respectively. There was a total of $1.7 million of unrecognized stock-based compensation expense at March 31, 2023 related to unvested RSUs expected to be recognized over a weighted-average period of 1.9 years.

RSU activity for the three months ended March 31, 2023 was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2022	878	$6.87
Granted	115	3.93
Forfeited	(5)	10.76
Vested	(416)	7.03
Unvested balance, March 31, 2023	572	$6.11

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of March 31, 2023, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

As of March 31, 2023 and December 31, 2022, the liability for these awards was $0.4 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero for each of the three months ended March 31, 2023 and 2022.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at March 31, 2023 were as follows:

March 31, 2023
Expected volatility	55.0%
Dividend yield	0.0%
Risk-free interest rate	3.6%
Weighted-average expected term (in years)	6.1

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three months ended March 31, 2023 and 2022, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,416,907 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding which were convertible into 137,559,616 shares of common stock at March 31, 2023. These preferred stock shares were anti-dilutive for the three months ended March 31, 2023 and are therefore excluded from the diluted (loss) income per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2023	2022
Net income and comprehensive income attributable to Emerald Holding, Inc.	$7.1	$16.1
Accretion to redemption value of redeemable convertible preferred stock	(10.1)	(9.2)
Participation rights on if-converted basis	—	(4.4)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(3.0)	$2.5
Weighted average common shares outstanding	67,280	70,171
Basic (loss) income per share	$(0.04)	$0.04
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(3.0)	$2.5
Dilutive effect of stock options	—	109
Diluted weighted average common shares outstanding	67,280	70,280
Diluted (loss) income per share	$(0.04)	$0.04
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	21,169	15,418

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2023. For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of $2.7 million and a benefit from income taxes of $0.8 million, respectively, which resulted in an effective tax rate of 27.6% and negative 5.2%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances, nondeductible officer compensation and goodwill impairment.

Liabilities for unrecognized tax benefits and associated interest and penalties were zero as of March 31, 2023 and December 31, 2022.

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

14.
Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
Trade payables	$17.5	$20.4
Other current liabilities	8.6	14.7
Accrued event costs	19.9	11.7
Accrued personnel costs	8.7	11.3
Total accounts payable and other current liabilities	$54.7	$58.1

15.
Segment Information

The Company routinely evaluates whether its operating and reportable segments continue to reflect the way the Chief Executive Officer, who is considered the Company’s Chief Operating Decision Maker ("CODM"), evaluates the business. The determination is based on: (1) how the Company’s CODM evaluates the performance of the business, including resource allocation decisions, and (2) whether discrete financial information for each operating segment is available. The Company considers its Chief Executive Officer to be its CODM.

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net income:

	Three Months Ended March 31,
(in millions)	2023	2022
Revenues
Commerce	$70.0	$56.7
Design, Creative, and Technology	46.7	37.5
All Other	5.6	4.3
Total revenues	$122.3	$98.5

Other income, net
Commerce	$—	$1.1
Design, Creative, and Technology	—	21.9
All Other	—	0.7
Total other income, net	$—	$23.7

Adjusted EBITDA
Commerce	$39.4	$31.8
Design, Creative, and Technology	13.1	32.6
All Other	(0.9)	(2.3)
Subtotal Adjusted EBITDA	$51.6	$62.1

General corporate and other expenses	$(15.1)	$(12.8)
Interest expense, net	(6.9)	(3.9)
Goodwill impairment charge	—	(6.3)
Intangible asset impairment charge	—	(1.6)
Depreciation and amortization expense	(13.5)	(14.3)
Stock-based compensation expense	(2.1)	(2.1)
Deferred revenue adjustment	—	(0.2)
Other items	(4.2)	(5.6)
Income before income taxes	$9.8	$15.3

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022, substantially all revenues were derived from transactions in the United States.

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 90.6% of the Company’s common stock on an as-converted basis as of March 31, 2023. Affiliates of Onex Corporation held a 48.0% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events, and a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. During each of the three months ended March 31, 2023 and 2022, four shows were staged at ASM-managed venues. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.3 million in each of the three months ended March 31, 2023 and 2022. The Company had zero fees due to ASM as of March 31, 2023 and December 31, 2022. The Company made payments of zero and $0.3 million to Convex during the three months ended March 31, 2023 and 2022, respectively. The Company had no accounts payable due to Convex as of March 31, 2023 and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

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

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites, related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event. We also offer business-to-business commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic Suite platform. In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

Reportable Segments

As described in Note 15, Segment Information, our business is organized into two reportable segments, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker ("CODM"). The CODM evaluates our performance based on the results of seven executive brand portfolios, which represent our seven operating segments. Based on an evaluation of economic similarities and the nature of services and types of customers, five of these operating segments have been aggregated into two reportable segments, the "Commerce" reportable segment and the "Design, Creative and Technology" reportable segment. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a "Corporate-Level Activities" category consisting of finance, legal, information technology and administrative functions.

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

Organic Growth Drivers

We are primarily focused on generating organic growth by understanding and leveraging the drivers for increased exhibitor and attendee participation at trade shows and providing year-round services that provide incremental value to those customers. Creating new opportunities for exhibitors to influence their market, engage with significant buyers, generate incremental sales and expand their brand’s awareness in their industry builds further demand for exhibit space and strengthens the value proposition of a trade show, which generally allows us to modestly increase booth space pricing annually across our portfolio. At the same time, our trade shows provide attendees with the opportunity to enhance their industry connectivity, develop relationships with targeted suppliers and distributors, discover new products, learn about new industry developments, celebrate their industry’s achievements and, in certain cases, obtain continuing professional education credits, which we believe increases their propensity to return and, consequently, drives high recurring participation among our exhibitors. By investing in and promoting these tangible and return-on-investment linked outcomes, we believe we will be able to continue to enhance the value proposition for our exhibitors and attendees alike, thereby driving strong demand and premium pricing for exhibit space, sponsorship opportunities and attendee registration.

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 25 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management, ranging from approximately $5.0 million to approximately $142.2 million, and annual revenues ranging from approximately $1.3 million to approximately $25.6 million. Historically, we have completed acquisitions at earnings before interest, taxes, depreciation, and amortization ("EBITDA") purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•
Impact of COVID-19 — The pandemic spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted our business from mid-March 2020 through the end of fiscal 2021, with live events resuming in the United States beginning late in the second quarter of 2021. While we were able to resume our full schedule of events during 2022, the ongoing effects of COVID-19 on our operations continued to negatively affect our financial results and liquidity. In particular, the uncertainty of timing and amount of proceeds from event cancellation insurance caused significant variability in our year to year and quarter to quarter results, which continued throughout 2022 and into the first part of 2023. This variability has affected the comparability of results in these periods to pre-COVID-19 results and may affect comparability in future periods.
•
Market Fragmentation — The trade show industry is highly fragmented, with the four largest companies, including Emerald, comprising only 9% of the wider U.S. market according to the International Globex Report 2022. This has afforded us the opportunity to acquire other trade show businesses, a growth opportunity we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.

•
Overall Economic Environment and Industry Sector Cyclicality — Our results of operations are correlated, in part, with the economic performance of the industry sectors that our trade shows serve, as well as the state of the overall economy, which may be affected by factors such as inflation and supply chain interruption. Overall economic conditions and inflationary pressure may also affect exhibitors’ or attendees’ willingness or ability to travel to attend our in-person events.
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
•
Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and fourth quarters of each calendar year, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. However, as a result of outside circumstances such as COVID-19, future results may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA and Organic revenue accounts for these quarterly movements and the timing of shows, where applicable and material.

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

Revenues

We generate revenues primarily from selling trade show exhibit space to exhibitors on a per square foot basis. Other trade show revenue streams include conferences, sponsorships, ancillary exhibition fees and attendee registration fees. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in full prior to the trade show or event. Additionally, we generate revenue through digital media and print publications that complement our trade shows. We also engage third-party sales agents to support our marketing efforts. Other marketing service revenue contracts are invoiced and recognized in the period the advertising services are delivered. Typically, the fees we charge are collected after the publications are issued.

We define “Organic revenue growth” and “Organic revenue decline” as the growth or decline, respectively, in our revenue from one period to the next, adjusted for the revenue impact of: (i) acquisitions and dispositions, (ii) discontinued events and (iii) material show scheduling adjustments. We disclose changes in Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and our Board of Directors evaluate changes in Organic revenue to understand underlying revenue trends of its events. Organic revenue is not defined under GAAP, and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Organic revenue reflects certain adjustments that we consider not to be indicative of our ongoing operating performance. Because not all companies use identical calculations, our presentation of Organic revenue may not be comparable to other similarly titled measures used by other companies.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022.”

Other Income

We maintain event cancellation insurance to protect against losses due the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes, including losses caused by natural disasters such as hurricanes. While these causes included event cancellation caused by the outbreak of communicable diseases, including COVID-19, for the years ended December 31, 2021 and 2020, Emerald’s renewed event cancellation insurance policies for 2022 and 2023 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. Our Other Income during the three months ended March 31, 2022, as presented in this Quarterly Report is primarily comprised of received or confirmed event cancellation insurance claim and insurance litigation settlement proceeds.

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net income before (i) interest expense, (ii) provision for (benefit from) income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022.”

Cash Flow Model

We typically have favorable cash flow characteristics, as described below (see “Liquidity and Capital Resources—Cash Flows”), as a result of our high profit margins, low capital expenditures and consistent negative working capital, excluding cash on hand. Our working capital, excluding cash on hand, is negative due to the fact that our current assets are generally lower than our current liabilities. Current assets primarily include accounts receivable and prepaid expenses, while current liabilities primarily include accounts payable and deferred revenues. Cash received prior to an event is recorded as deferred revenue on our balance sheet and recognized as revenue upon completion of each trade show. The implication of having negative working capital, excluding cash on hand, is that changes in working capital represent a source of cash as our business grows. As a result of COVID-19, the accounts receivable and deferred revenue balances related to cancelled events have been reclassified to Cancelled event liabilities in the condensed consolidated balance sheets, as the net amount represents balances which we expect will be refunded to our customers.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 5 to the table under the heading “Results of Operations—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022.”

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$122.3	$98.5	$23.8	24.2%
Other income, net	—	23.7	(23.7)	NM
Cost of revenues	43.2	34.2	9.0	26.3%
Selling, general and administrative expenses(1)	48.8	46.6	2.2	4.7%
Depreciation and amortization expense	13.5	14.3	(0.8)	(5.6%)
Goodwill impairment charge(2)	—	6.3	(6.3)	NM
Intangible asset impairment charges(3)	—	1.6	(1.6)	NM
Operating income	16.8	19.2	(2.4)	(12.5%)
Interest expense	8.0	3.9	4.1	105.1%
Interest income	1.1	—	1.1	NM
Other expense	0.1	—	0.1	NM
Income before income taxes	9.8	15.3	(5.5)	(35.9%)
Provision for (benefit from) income taxes	2.7	(0.8)	3.5	(437.5%)
Net income and comprehensive income	$7.1	$16.1	$(9.0)	(55.9%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$36.5	$49.3	$(12.8)	(26.0%)
Free Cash Flow(5)	$5.2	$29.8	$(24.6)	(82.6%)
Organic revenue(6)	$122.1	$104.4	$17.7	17.0%

(1)
Selling, general and administrative expense for the three months ended March 31, 2023 and 2022 included $4.2 million and $5.6 million, respectively, in acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended March 31, 2023 and 2022 was stock-based compensation expense of $2.1 million.
(2)
Goodwill impairment charge for the three months ended March 31, 2022 represents a non-cash charge of $6.3 million, in connection with the Company's interim testing of goodwill for impairment.
(3)
Intangible asset impairment charge for the three months ended March 31, 2022 represents a non-cash charge of $1.6 million for certain indefinite-lived trade name intangible assets in connection with the Company’s interim testing of intangibles for impairment.
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

We define Adjusted EBITDA as net income before (i) interest expense, net, (ii) provision for (benefit from) income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation, (vii) deferred revenue adjustment and (viii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of our management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2023	2022
	(unaudited)
	(dollars in millions)
Net income	$7.1	$16.1
Add (Deduct):
Interest expense, net	6.9	3.9
Provision for (benefit from) income taxes	2.7	(0.8)
Goodwill impairment charge(a)	—	6.3
Intangible asset impairment charge(b)	—	1.6
Depreciation and amortization expense	13.5	14.3
Stock-based compensation expense(c)	2.1	2.1
Deferred revenue adjustment(d)	—	0.2
Other items(e)	4.2	5.6
Adjusted EBITDA	$36.5	$49.3
Deduct:
Event cancellation insurance proceeds	—	23.7
Adjusted EBITDA excluding event cancellation insurance proceeds	$36.5	$25.6

(a)
Represents non-cash goodwill impairment charges for the three months ended March 31, 2022, in connection with the Company’s interim testing of goodwill for impairment.
(b)
Represents non-cash intangible asset impairment charges for the three months ended March 31, 2022, in connection with the Company’s interim testing of intangibles for impairment.
(c)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(d)
Represents deferred revenue acquired in the PlumRiver acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the related contract period, the fair value adjustment of $0.2 million for PlumRiver for the three months ended March 31, 2022, would not have been required and the revenues for the three months ended March 31, 2022, would have been higher by $0.2 million.
(e)
Other items for the three months ended March 31, 2023 included: (i) $0.7 million in acquisition-related transaction costs; (ii) $1.7 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $0.5 million and (iii) $1.8 million in non-recurring legal, audit and consulting fees. Other items for the three months ended March 31, 2022 included: (i) $4.3 million in non-cash expense related to the remeasurement of contingent consideration, (ii) $0.4 million in non-recurring legal, audit and consulting fees, (iii) $0.8 million in acquisition-related transaction costs and (iv) $0.1 million in transition expenses.

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

	Three Months Ended March 31,
	2023	2022
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$8.9	$33.0
Less:
Capital expenditures	3.7	3.2
Free Cash Flow	$5.2	$29.8

(6)
In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Our management and Board of Directors evaluate changes in Organic revenue to understand underlying revenue trends of its events. Our presentation of Organic revenue adjusts revenue for (i) acquisition revenue and (ii) scheduling adjustments.

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP. Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP. Also, Organic revenue is not necessarily comparable to similarly titled measures used by other companies.

	Three Months Ended March 31,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$122.3	$98.5	$23.8	24.2%
Add (deduct):
Acquisition revenues	(0.2)	—
Scheduling adjustments(1)	—	5.9
Organic revenue	$122.1	$104.4	$17.7	17.0%

(1)
For the three months ended March 31, 2023, represents revenues from three events that staged in the first quarter of fiscal year 2023, but staged later in fiscal year 2022, offset by revenues from one event that staged in the first quarter of fiscal year 2022, but is scheduled to stage later in fiscal 2023.

Revenues

Revenues of $122.3 million for the three months ended March 31, 2023 increased $23.8 million, or 24.2%, from $98.5 million for the comparable period in 2022, primarily due to an increase in Organic revenue. See “Commerce Segment – Revenues,” “Design, Creative and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, for the three months ended March 31, 2022 of $23.7 million was related to event cancellation insurance claims proceeds, all of which were received during the period. See “Commerce Segment – Other Income, net,” “Design, Creative and Technology Segment – Other Income, net,” and “All Other Category – Other Income, net” below for a discussion of other income, net by segment.

Cost of Revenues

Cost of revenues of $43.2 million for the three months ended March 31, 2023 increased $9.0 million, or 26.3%, from $34.2 million for the comparable period in 2022, primarily due to an increase in Organic revenue. See “Commerce Segment – Cost of Revenues,” “Design, Creative and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $48.8 million for the three months ended March 31, 2023 increased $2.2 million, or 4.7%, from $46.6 million for the comparable period in 2022. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design, Creative and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate – Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $13.5 million for the three months ended March 31, 2023, decreased $0.8 million, or 5.6%, from $14.3 million for the comparable period in 2022. See “Commerce Segment – Depreciation and Amortization Expense,” “Design, Creative and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Commerce

The following represents the change in revenue, expenses and operating income in the Commerce reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$70.0	$56.7	$13.3	23.5%
Other income, net	—	1.1	(1.1)	NM
Cost of revenues	19.1	15.7	3.4	21.7%
Selling, general and administrative expense	11.5	10.3	1.2	11.7%
Depreciation and amortization expense	6.8	8.0	(1.2)	(15.0%)
Operating income	$32.6	$23.8	$8.8	37.0%

Revenues

During the three months ended March 31, 2023, revenues for the Commerce reportable segment increased $13.3 million, or 23.5%, to $70.0 million from $56.7 million for the comparable period in the prior year. The primary driver was an increase in Organic revenue of $10.5 million, or 18.5%, to $67.2 million from $56.7 million for the comparable period in the prior year. This growth was driven by a $10.9 million, or 19.9%, increase to $65.6 million from $54.7 million in trade show revenue from events that staged in the same period in both years, offset by lower other marketing services revenues. The Commerce reportable segment revenues were also increased by a $2.7 million scheduling adjustment in the first quarter of 2023.

Other Income, net

Other income, net of $1.1 million was recorded for the Commerce reportable segment related to event cancellation insurance proceeds during the quarter ended March 31, 2022. All of the $1.1 million of other income, net for the Commerce reportable segment was received during the three months ended March 31, 2022.

Cost of Revenues

During the three months ended March 31, 2023, cost of revenues for the Commerce reportable segment increased $3.4 million, or 21.7%, to $19.1 million from $15.7 million for the comparable period in the prior year. The primary driver was an increase in organic cost of revenues of $1.8 million, or 11.5%, to $17.5 million from $15.7 million for the comparable period in the prior year. This growth was driven by events that staged in same period in both years. The Commerce reportable segment cost of revenues were also increased by a $1.7 million scheduling adjustment in the first quarter of 2023.

Selling, General and Administrative Expense

During the three months ended March 31, 2023, selling, general and administrative expense for the Commerce reportable segment increased $1.2 million, or 11.7%, to $11.5 million from $10.3 million for the comparable period in 2022. The primary driver of the increase was the salaries and benefits associated with the acquisitions of Bulletin in July 2022 and Lodestone in January 2023.

Depreciation and Amortization Expense

During the three months ended March 31, 2023, depreciation and amortization expense for the Commerce reportable segment decreased $1.2 million, or 15.0%, to $6.8 million from $8.0 million for the comparable period in 2022. The decrease was driven by a decrease in amortization expense attributable to the December 2021 acquisition of MJBiz.

Design, Creative and Technology

The following represents the change in revenue, expenses and operating income in the Design, Creative and Technology reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$46.7	$37.5	$9.2	24.5%
Other income, net	—	21.9	(21.9)	NM
Cost of revenues	21.8	16.5	5.3	32.1%
Selling, general and administrative expense	11.8	10.3	1.5	14.6%
Depreciation and amortization expense	4.8	4.5	0.3	6.7%
Goodwill impairment charge	—	5.8	(5.8)	NM
Intangible asset impairment charge	—	1.6	(1.6)	NM
Operating income	$8.3	$20.7	$(12.4)	(59.9%)

Revenues

During the three months ended March 31, 2023, revenues for the Design, Creative and Technology reportable segment increased $9.2 million, or 24.5%, to $46.7 million from $37.5 million for the comparable period in 2022. The primary driver was an increase in Organic revenue of $5.7 million, or 15.7%, to $41.9 million from $36.2 million for the comparable period in the prior year. This growth was driven by a $6.2 million, or 20.2%, increase to $36.9 million from $30.7 million in trade show revenue from events that staged in the same period in both years and $0.3 million generated from newly launched events, offset by lower other marketing services revenues. The Design, Creative and Technology reportable segment revenues were also increased by a $3.2 million scheduling adjustment in the first quarter of 2023.

Other Income, net

Other income, net of $21.9 million was recorded for the Design, Creative and Technology reportable segment related to event cancellation insurance proceeds during the quarter ended March 31, 2022. All of the $21.9 million of other income, net for the Design, Creative and Technology reportable segment was received during the three months ended March 31, 2022.

Cost of Revenues

During the three months ended March 31, 2023, cost of revenues for the Design, Creative and Technology reportable segment increased $5.3 million, or 32.1%, to $21.8 million from $16.5 million for the comparable period in 2022. The primary driver was an increase in organic cost of revenues of $4.1 million, or 25.8%, to $20.0 million from $15.9 million for the comparable period in the prior year. This growth was driven by a $3.6 million, or 23.8%, increase to $18.7 million from $15.1 million in trade show cost of revenue from events that staged in the same period in both years and $0.5 million from newly launched events, offset by lower other marketing services cost of revenues. The acquisition of Advertising Week in June 2022 generated $0.3 million of incremental cost of revenues during the three months ended March 31, 2023. The Design, Creative and Technology reportable segment cost of revenues were also increased by a $1.2 million scheduling adjustment in the first quarter of 2023.

Selling, General and Administrative Expense

During the three months ended March 31, 2023, selling, general and administrative expense for the Design, Creative and Technology reportable segment increased $1.5 million, or 14.6%, to $11.8 million from $10.3 million for the comparable period in 2022. The primary driver of the increase was the salaries and benefits associated with the acquisition of Advertising Week in June 2022.

Depreciation and Amortization Expense

During the three months ended March 31, 2023, depreciation and amortization expense for the Design, Creative and Technology reportable segment increased $0.3 million, or 6.7%, to $4.8 million from $4.5 million for the comparable period in 2022. The increase was driven by incremental amortization attributable to the June 2022 acquisition of Advertising Week as well as the January 2023 acquisition of Lodestone.

Goodwill Impairment Charge

Due to a change in operating segments and reporting units, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022. As a result of this assessment, a $5.8 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design, Creative and Technology reportable segment. No goodwill impairment charges were recorded in the Design, Creative and Technology reportable segment during the three months ended March 31, 2023.

Intangible Asset Impairment Charge

In connection with the change in operating segments described above, management performed impairment assessments of indefinite-lived intangible assets during the first quarter of 2022, and as a result, recognized a non-cash impairment charge related to certain indefinite-lived intangible assets under the Design, Creative and Technology segment of $1.6 million. No intangible asset impairment charges were recorded in the Design, Creative and Technology reportable segment during the three months ended March 31, 2023.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$5.6	$4.3	$1.3	30.2%
Other income, net	—	0.7	(0.7)	NM
Cost of revenues	2.3	2.0	0.3	15.0%
Selling, general and administrative expense	4.3	5.5	(1.2)	(21.8%)
Depreciation and amortization expense	1.1	0.8	0.3	37.5%
Goodwill impairment charge	—	0.5	(0.5)	NM
Operating loss	$(2.1)	$(3.8)	$1.7	(44.7%)

Revenues

During the three months ended March 31, 2023, revenues for the All Other category increased $1.3 million, or 30.2%, to $5.6 million from $4.3 million for the comparable period in 2022. The primary driver of the increase was $1.2 million of additional software subscription revenues.

Other Income, net

Other income, net of $0.7 million was recorded for the All Other category related to event cancellation insurance proceeds during the quarter ended March 31, 2022. All of the $0.7 million of other income, net for the All Other category was received during the three months ended March 31, 2022.

Cost of Revenues

During the three months ended March 31, 2023, cost of revenues for the All Other category increased $0.3 million, or 15.0%, to $2.3 million from $2.0 million for the comparable period in 2022. The primary driver of the increase was growth in costs associated with the Company's software subscription business.

Selling, General and Administrative Expense

During the three months ended March 31, 2023, selling, general and administrative expense for the All Other category decreased $1.2 million, or 21.8%, to $4.3 million from $5.5 million for the comparable period in 2022. The decrease was primarily related to contractor and consulting expense savings in the Company’s software subscription business.

Depreciation and Amortization Expense

During the three months ended March 31, 2023, depreciation and amortization expense for the All Other category increased $0.3 million, or 37.5%, to $1.1 million from $0.8 million for the comparable period in 2022. The increase was attributable to the continued development of the Company's Elastic software subscription platform.

Goodwill Impairment Charge

Due to the change in operating segments and reporting units described above, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022. As a result of this assessment, a $0.5 million non-cash goodwill impairment charge was recorded in connection with trade show brands in reporting units under the All Other category. No goodwill impairment charges were recorded in the All Other category during the three months ended March 31, 2023.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$21.2	$20.5	$0.7	3.4%
Depreciation and amortization expense	0.8	1.0	(0.2)	(20.0%)
Total operating expenses	$22.0	$21.5	$0.5	2.3%

Selling, General and Administrative Expense

During the three months ended March 31, 2023, selling, general and administrative expense for the Corporate category increased $0.7 million, or 3.4%, to $21.2 million from $20.5 million for the comparable period in 2022. The increase was primarily attributable to higher salaries and one-time transaction and insurance settlement related costs, offset by contingent consideration adjustments recorded during the three months ended March 31, 2022.

Depreciation and Amortization Expense

During the three months ended March 31, 2023, depreciation and amortization expense for the Corporate category decreased $0.2 million, or 20.0%, to $0.8 million from $1.0 million for the comparable period in 2022. The decrease is attributable to lower corporate capitalized software.

Interest Expense

Interest expense of $8.0 million for the three months ended March 31, 2023 increased $4.1 million, or 105.1%, from $3.9 million for the comparable period in 2022. The increase was attributable to a higher effective interest rate of 7.03% on our outstanding indebtedness for the three months ended March 31, 2023 compared to 2.64% for the comparable period in the prior year.

Interest Income

Interest income of $1.1 million for the three months ended March 31, 2023 increased from zero for the comparable period in 2022. The increase was primarily attributable to an increase in our cash balance due to the receipt of event cancellation insurance claim and insurance litigation settlement proceeds in 2022 as well as rising interest rates during fiscal 2023.

Provision for (benefit from) Income Taxes

For the three months ended March 31, 2023, the Company recorded a provision for income taxes of $2.7 million which resulted in an effective tax rate of 27.6% for the three months ended March 31, 2023. The Company recorded a benefit from income taxes of $0.8 million and an effective tax rate of negative 5.2% for the three months ended March 31, 2022. The change in the effective tax rate for the three months ended March 31, 2023 is attributable to the timing of current period and full year projected results.

Net Income

Net income of $7.1 million for the three months ended March 31, 2023 represented a $9.0 million decline from net income of $16.1 million for the comparable period in 2022. The key drivers of the decrease were the recognition of other income, net of $23.7 million related to event cancellation insurance claim proceeds during the three months ended March 31, 2022 and higher interest expense during the three months ended March 31, 2023, partially offset by higher income from on-going operations and the absence of non-cash goodwill and intangible asset impairment charges in the three months ended March 31, 2023.

Adjusted EBITDA

Adjusted EBITDA of $36.5 million for the three months ended March 31, 2023 decreased by $12.8 million from $49.3 million for the comparable period in 2022. The decrease in Adjusted EBITDA was primarily attributable to the $9.0 million decrease in net income described above, as well as lower addbacks for depreciation and amortization and one-time costs.

Liquidity and Capital Resources

The assumptions used to estimate the Company’s liquidity in recent years have been subject to greater uncertainty as a result of COVID-19, because the Company had never previously cancelled or postponed all upcoming events for a period of over a year due to a pandemic. While the Company was able to resume a full schedule of events during 2022, the ongoing effects of COVID-19 on the Company’s operations continued to negatively affect its financial results and liquidity. In particular, the uncertainty of timing and amount of proceeds from event cancellation insurance caused significant variability in the Company’s year to year and quarter to quarter results that continued throughout 2022 and into the first part of 2023, which has affected the comparability of results in these periods to pre-COVID-19 results and may affect comparability in future periods.

Management cannot estimate with certainty whether event exhibitors and attendees will attend the Company’s events in numbers similar to pre-pandemic editions now that events have fully resumed. Therefore, current estimates of revenues and the associated impact on liquidity could differ significantly in the future.

On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. Other income, net recognized through December 31, 2022 related to insurance claim and settlement proceeds received totaled $367.2 million. During the three months ended March 31, 2022, we recorded other income, net of $23.7 million, related to event cancellation insurance claim proceeds deemed to be realizable by management. All of the other income, net recognized during the three months ended March 31, 2022 was received during the period.

Emerald’s renewed event cancellation insurance policies for 2023 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In the event of a future outbreak of communicable disease, including variants or resurgences of COVID-19, forced cancellations or reductions in attendance of our in-person events would negatively impact our financial results and liquidity, and we would not have the benefit of cancellation insurance coverage to mitigate this impact.

As of March 31, 2023, the Company had $415.3 million of borrowings outstanding under the Amended and Restated Term Loan Facility and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. In addition, as of March 31, 2023, the Company had cash and cash equivalents of $217.3 million. As of March 31, 2023, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Based on our available sources of financing, cash from operations and receipt of insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program (the “October 2020 share repurchase program”). Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. On October 29, 2021, our Board approved an extension and expansion of the October 2020 share repurchase program, which allowed for the repurchase of an additional $20.0 million of our common stock through December 31, 2022. The share repurchase program may be suspended or discontinued at any time without notice. We settled the repurchase of 255,584 shares of our common stock for $0.9 million during the three months ended March 31, 2022 under this repurchase program.

On October 26, 2022, our Board approved an extension and expansion of the October 2020 share repurchase program, which allows for the repurchase of $20.0 million of our common stock through December 31, 2023, subject to early termination or extension by the Board. We settled the repurchase of 5,064,140 shares for $16.9 million during the three months ended March 31, 2023 under this repurchase program. There was $3.0 million remaining available for share repurchases under the October 2022 Share Repurchase Program as of March 31, 2023. The share repurchase program may be suspended or discontinued at any time without notice.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$8.9	$33.0
Net cash used in investing activities	$(13.2)	$(3.2)
Net cash used in financing activities	$(17.5)	$(6.6)

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

Net cash provided by operating activities for the three months ended March 31, 2023 was $8.9 million, as compared to net cash provided by operating activities of $33.0 million for the three months ended March 31, 2022. The decrease in cash provided by operating activities primarily reflects the $23.7 million decrease in other income, net from event cancellation insurance claim proceeds during the three months ended March 31, 2023. Net income plus non-cash items provided operating cash flows of $25.1 million and $45.8 million for the three months ended March 31, 2023 and 2022, respectively. Cash provided by operating activities reflects the use of $16.2 million and $12.8 million for working capital in the three months ended March 31, 2023 and 2022, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2023 increased $10.0 million to $13.2 million from $3.2 million in the comparable period in the prior year. The increase was primarily attributable to the acquisition of one business for $9.5 million as well as investments in information technology during the three months ended March 31, 2023.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the three months ended March 31, 2023 increased $10.9 million to $17.5 million, compared to $6.6 million for the three months ended March 31, 2022. The increase was due to higher amounts of repurchases of common stock offset by lower cash outflow for payment of contingent consideration for acquisition of business as well as lower payment of principal on term loan during the three months ended March 31, 2023.

Free Cash Flow

Free Cash Flow for the three months ended March 31, 2023 decreased $24.6 million, to $5.2 million from an inflow of $29.8 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 5 to the table under the heading “Results of Operations—Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 15, 2023, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

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

Our accounting policies are more fully described in Note 1, Description of Business and Summary of Significant Accounting Policies, in the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K. Management has discussed the selection of these critical accounting policies and estimates with members of our Board of Directors. There have been no significant changes in the critical accounting policies and estimates described in the Annual Report on Form 10-K.

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

As of March 31, 2023, we had $415.3 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.1 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2023.

Recently, interest rates have remained at relatively low levels on a historical basis. However, since March 2022, the Federal Reserve has approved multiple rate increases, raising the Federal Funds Rate to between 4.75%-5.00%. The Federal Reserve has indicated that, in light of increasing signs of inflation, it foresees further increases in interest rates throughout this year and possibly into 2024.

Historically, inflation did not have a material effect on our business, results of operations, or financial condition. During 2021, inflation began to increase. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. While the Company has strategies to manage and offset these pressures, our inability or failure to do so could harm our business, results of operations and financial condition. For example, inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments. Operating expenses, including payroll, are impacted to a certain degree by the inflation rate as well. We do not believe that inflation has had a material effect on our results of operations for the periods presented. However, recent economic trends have resulted in inflationary conditions, including pressure on wages, and sustained inflationary conditions in future periods could affect our business.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2023 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s first fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on March 15, 2023 is accessible on the SEC’s website at www.sec.gov, and includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K.

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

The following table presents our purchases of common stock during the first quarter ended March 31, 2023, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
January 1, 2023 - January 31, 2023	—	$—	$19.9
February 1, 2023 - February 28, 2023	—	—	19.9
March 1, 2023 - March 31, 2023	5,064,140	3.34	3.0
Total	5,064,140

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Fifth Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated February 2, 2023 (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2023).

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: May 4, 2023	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)