Form 10-Q
period 2023-09-30
Emerald Holding, Inc.
filed 2023-11-06
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 2, 2023, there were 62,892,423 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

•
risks associated with event cancellations or interruptions, including cancellations or interruptions resulting from outbreaks of communicable diseases (e.g., COVID 19); the actions that governments, businesses and individuals take in response to any such outbreaks, including limiting the size of gatherings; the resulting impact on overall demand for face-to-face events; and our ability or inability to obtain insurance coverage relating to event cancellations or interruptions;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$200.3	$239.1
Trade and other receivables, net of allowances of $1.6 million and $1.5 million as of September 30, 2023 and December 31, 2022, respectively	78.6	74.9
Prepaid expenses and other current assets	49.4	17.8
Total current assets	328.3	331.8
Noncurrent assets
Property and equipment, net	1.7	2.2
Intangible assets, net	182.7	204.8
Goodwill, net	553.9	545.5
Right-of-use lease assets	10.6	10.6
Other noncurrent assets	3.8	3.5
Total assets	$1,081.0	$1,098.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$46.2	$58.1
Income tax payable	—	1.2
Cancelled event liabilities	0.7	3.3
Deferred revenues	175.8	151.2
Contingent consideration	0.3	3.5
Right-of-use lease liabilities, current portion	4.3	4.9
Term loan, current portion	4.2	—
Total current liabilities	231.5	222.2
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	398.8	413.9
Deferred tax liabilities, net	2.4	1.8
Right-of-use lease liabilities, noncurrent portion	9.9	10.4
Other noncurrent liabilities	9.2	10.8
Total liabilities	651.8	659.1
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at September 30, 2023 and December 31, 2022: 80,000; 71,403 and 71,417 issued and outstanding; aggregate liquidation preference of $492.6 million and $475.9 million at September 30, 2023 and December 31, 2022, respectively	494.9	472.4
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at September 30, 2023 and December 31, 2022: 800,000; 62,890 and 67,588 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	0.6	0.7
Additional paid-in capital	568.1	610.3
Accumulated deficit	(634.4)	(644.1)
Total stockholders’ deficit	(65.7)	(33.1)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,081.0	$1,098.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in millions, share data in thousands except earnings per share)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$72.5	$62.4	$281.3	$232.3
Other income, net	2.8	151.0	2.8	182.8
Cost of revenues	25.9	22.7	101.9	83.3
Selling, general and administrative expense	41.6	48.7	132.2	127.6
Depreciation and amortization expense	8.8	14.7	35.2	43.0
Goodwill impairment charge	—	—	—	6.3
Intangible asset impairment charge	—	—	—	1.6
Operating (loss) income	(1.0)	127.3	14.8	153.3
Interest expense	12.1	6.8	31.5	15.5
Interest income	1.6	0.8	5.0	1.1
Loss on extinguishment of debt	—	—	2.3	—
Other expense	0.1	0.1	0.3	0.2
(Loss) income before income taxes	(11.6)	121.2	(14.3)	138.7
(Benefit from) provision for income taxes	(22.3)	28.2	(24.0)	30.3
Net income and comprehensive income attributable to Emerald Holding, Inc.	$10.7	$93.0	$9.7	$108.4
Accretion to redemption value of redeemable convertible preferred stock	(10.7)	(9.9)	(31.2)	(28.7)
Participation rights on if-converted basis	—	(54.7)	—	(51.9)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(0.0)	$28.4	$(21.5)	$27.8
Basic (loss) income per share	$(0.00)	$0.42	$(0.33)	$0.40
Diluted (loss) income per share	$(0.00)	$0.41	$(0.33)	$0.40
Basic weighted average common shares outstanding	63,586	68,433	64,317	69,479
Diluted weighted average common shares outstanding	63,586	68,643	64,317	69,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

	Three Months Ended September 30, 2023
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at June 30, 2023	71,403	$492.8	62,871	$0.6	$577.0	$(645.1)	$(67.5)
Stock-based compensation	—	—	6	—	1.8	—	1.8
Issuance of common stock under equity plans	—	—	13	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	10.7	—	—	(10.7)	—	(10.7)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	10.7	10.7
Balances at September 30, 2023	71,403	$494.9	62,890	$0.6	$568.1	$(634.4)	$(65.7)

	Nine Months Ended September 30, 2023
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders' Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	71,417	$472.4	67,588	$0.7	$610.3	$(644.1)	$(33.1)
Stock-based compensation	—	—	313	—	5.7	—	5.7
Issuance of common stock under equity plans	—	—	27	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	31.2	—	—	(31.2)	—	(31.2)
Repurchase of common stock	—	—	(5,064)	(0.1)	(16.8)	—	(16.9)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—
Redeemable convertible preferred stock conversion	(14)	(0.1)	26	—	0.1	—	0.1
Net income and comprehensive income	—	—	—	—	—	9.7	9.7
Balances at September 30, 2023	71,403	$494.9	62,890	$0.6	$568.1	$(634.4)	$(65.7)

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

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating activities
Net income	$9.7	$108.4
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5.9	5.0
Allowance for credit losses	0.4	0.3
Depreciation and amortization	35.2	43.0
Goodwill impairments	—	6.3
Intangible asset impairments	—	1.6
Non-cash operating lease expense	1.9	2.5
Amortization of deferred financing fees and debt discount	1.9	1.0
Loss on extinguishment of debt	2.3	—
Deferred income taxes	0.6	0.5
Loss on disposal of fixed assets	0.2	0.1
Remeasurement of contingent consideration	(2.5)	(9.3)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(2.2)	(32.8)
Prepaid expenses and other current assets	(2.8)	(6.5)
Other noncurrent assets	(0.4)	(0.1)
Accounts payable and other current liabilities	(11.4)	14.3
Cancelled event liabilities	(2.6)	(5.4)
Contingent consideration	—	(2.1)
Income tax payable	(29.8)	28.5
Deferred revenues	21.0	45.5
Operating lease liabilities	(3.1)	(3.6)
Other noncurrent liabilities	0.4	1.5
Net cash provided by operating activities	24.7	198.7
Investing activities
Acquisition of businesses, net of cash acquired	(9.5)	(37.6)
Purchase of marketable securities	—	(50.0)
Proceeds from maturity of marketable securities	—	50.0
Purchases of property and equipment	(0.5)	(1.5)
Purchases of intangible assets	(8.9)	(6.0)
Net cash used in investing activities	(18.9)	(45.1)
Financing activities
Payment of contingent consideration for acquisition of businesses	(3.7)	(4.4)
Repayment of principal on Amended and Restated Term Loan Facility	(239.4)	(4.2)
Proceeds from Extended Term Loan Facility	239.4	—
Repayment of principal on Extended Term Loan Facility	(1.0)	—
Original issuance discount	(12.5)	—
Fees paid for debt issuance	(2.0)	—
Repurchase of common stock	(16.9)	(10.2)
Preferred stock cash dividend	(8.6)	—
Proceeds from issuance of common stock under equity plans	0.1	0.1
Net cash used in financing activities	(44.6)	(18.7)
Net (decrease) increase in cash and cash equivalents	(38.8)	134.9
Cash and cash equivalents
Beginning of period	239.1	231.2
End of period	$200.3	$366.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)—Continued

(in millions)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Supplemental disclosure of non-cash financing activities:
Amended and Restated Term Loan Facility	$(175.9)	$—
Extended Term Loan Facility	$175.9	$—

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, and therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2022. The December 31, 2022 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2022. Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

A significant portion of the Company’s annual revenue is generated from the production of trade shows and conferences (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 84.6% and 79.8% of total revenues for the three months ended September 30, 2023 and 2022, respectively. Trade show and other events revenues represented approximately 87.9% and 84.9% of total revenues for the nine months ended September 30, 2023 and 2022, respectively.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $175.8 million as of September 30, 2023 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of September 30, 2023 were $1.9 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Current and long-term deferred revenues as of December 31, 2022 were $151.2 million and $1.4 million, respectively. During the nine months ended September 30, 2023, the Company recognized revenues of $135.9 million from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events are classified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of September 30, 2023, cancelled event liabilities of $0.7 million represents $0.5 million of deferred revenues for cancelled trade shows and $0.2 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2022, cancelled event liabilities of $3.3 million represented $0.8 million of deferred revenues for cancelled trade shows and $2.5 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company earns upon completion of its performance obligations.

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

For the Company’s other marketing services, revenues are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied. This generally occurs in the period in which the publications are issued. Revenue is measured as the amount of consideration the Company earns upon completion of its performance obligations.

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $1.9 million as of September 30, 2023.

Disaggregation of Revenue

The Company’s primary sources of revenue are from trade shows, other events, subscription software and services and other marketing services.

The following table represents revenues disaggregated by type:

	Reportable Segment
	Commerce	Design, Creative, and Technology	All Other	Total
Three Months Ended September 30, 2023	(in millions)
Trade shows	$39.2	$8.1	$1.3	$48.6
Other events	4.1	6.1	2.5	12.7
Subscription software and services	0.1	0.5	4.8	5.4
Other marketing services	1.2	4.6	—	5.8
Total revenues	$44.6	$19.3	$8.6	$72.5

Three Months Ended September 30, 2022
Trade shows	$32.1	$4.6	$0.9	$37.6
Other events	0.1	11.3	0.8	12.2
Subscription software and services	0.1	0.7	3.8	4.6
Other marketing services	1.6	6.4	—	8.0
Total revenues	$33.9	$23.0	$5.5	$62.4

Nine Months Ended September 30, 2023
Trade shows	$123.5	$73.7	$3.6	$200.8
Other events	7.9	36.1	2.5	46.5
Subscription software and services	0.2	1.7	14.0	15.9
Other marketing services	4.2	13.9	—	18.1
Total revenues	$135.8	$125.4	$20.1	$281.3

Nine Months Ended September 30, 2022
Trade shows	$103.9	$60.0	$2.8	$166.7
Other events	0.6	29.2	0.8	30.6
Subscription software and services	0.1	2.3	10.7	13.1
Other marketing services	5.3	16.6	—	21.9
Total revenues	$109.9	$108.1	$14.3	$232.3

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of September 30, 2023, the Company does not have material contract assets.

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

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and nine months ended September 30, 2023, were $0.2 million and $0.4 million, respectively, and the activities for the three and nine months ended September 30, 2022, were not material. Account balances written off during the three and nine months ended 2023, were $0.1 million and $0.3 million, respectively. Write-offs during the three and nine months ended September 30, 2022, were not material.

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

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. During the three and nine months ended September 30, 2023, the acquisition of Lodestone generated revenue of $4.0 million and $7.2 million and net income of $1.7 million and $2.5 million, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
(in millions)	(Unaudited)
Pro-forma revenues(1)
Advertising Week	$—	$5.5
Lodestone	3.5	6.3
Emerald revenue	62.4	232.3
Total pro-forma revenues	$65.9	$244.1

Pro-forma net income
Advertising Week	$—	$(0.7)
Bulletin	—	(2.1)
Lodestone	1.1	1.2
Emerald net income	93.0	108.4
Total pro-forma net income	$94.1	$106.8
(1) Pro-forma revenues from the Bulletin acquisition were not material to the three and nine months ended September 30, 2022.

5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Furniture, equipment and other	$5.2	$4.8
Leasehold improvements	1.0	1.0
	6.2	5.8
Less: Accumulated depreciation	(4.5)	(3.6)
Property and equipment, net	$1.7	$2.2

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2023 was $0.3 million and $0.8 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended September 30, 2022 was $0.7 million and $1.3 million, respectively. Loss on disposal of fixed assets was zero and $0.2 million, respectively, for the three and nine months ended September 30, 2023. The loss on disposal of fixed assets was not material for the three and nine months ended September 30, 2022.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at September 30, 2023	$52.6	$365.4	$91.1	$8.4	$2.6	$35.1	$1.4	$556.6
Accumulated amortization	—	(331.5)	(21.3)	(3.3)	(0.9)	(16.9)	—	(373.9)
Net carrying amount at September 30, 2023	$52.6	$33.9	$69.8	$5.1	$1.7	$18.2	$1.4	$182.7

Gross carrying amount at December 31, 2022	$52.6	$363.1	$90.0	$8.4	$2.6	$25.5	$2.1	$544.3
Accumulated amortization	—	(306.2)	(17.2)	(2.2)	(0.6)	(13.3)	—	(339.5)
Net carrying amount at December 31, 2022	$52.6	$56.9	$72.8	$6.2	$2.0	$12.2	$2.1	$204.8

Amortization expense for the three and nine months ended September 30, 2023 was $8.5 million and $34.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2022 was $14.0 million and $41.7 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three and nine months ended September 30, 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2023.

During the first quarter of 2022, the Company identified an interim impairment trigger for three of its indefinite-lived intangible assets. As a result, the Company performed a quantitative analysis utilizing the "relief from royalty payments" method with assumptions that are considered Level 3 inputs. After performing the interim impairment assessment, the Company recognized an impairment charge of $1.6 million related to one of its indefinite-lived trade name intangible assets during the three months ended March 31, 2022. The impairment charge is reported in intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income. Indefinite-lived intangible impairment charges in the Design, Creative and Technology reportable segment were $1.6 million during the nine months ended September 30, 2022. During the three months ended September 30, 2022, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the second and third quarters of 2022.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the three and nine months ended September 30, 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2023.

During the first quarter of 2022, the Company identified an interim impairment trigger for two of its definite-lived intangible assets. After performing an interim impairment assessment, the Company determined the carrying values were recoverable. During the three months ended September 30, 2022, no additional triggering events or changes in circumstances occurred that would indicate the carrying value of the Company's long-lived assets other than goodwill were not recoverable. As such, no quantitative assessment for impairment was required during the second and third quarters of 2022 and no impairment charges were recorded for definite-lived intangible assets during the three and nine months ended September 30, 2022.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce	Design, Creative & Technology	All Other	Total
Balance at December 31, 2022	$356.1	$160.8	$28.6	$545.5
Acquired goodwill	8.4	—	—	8.4
Balance at September 30, 2023	$364.5	$160.8	$28.6	$553.9

Impairment of Goodwill

During the three and nine months ended September 30, 2023, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required during the first, second or third quarters of 2023. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2023.

During the first quarter of 2022, the Company changed its operating segments which resulted in a change in reporting units. Due to the change in reporting units, the Company performed a quantitative assessment of the fair value of its prior and new reporting units as of January 31, 2022 using an income approach with assumptions that are considered Level 3 inputs and concluded that the carrying value of one reporting unit exceeded its respective fair value, resulting in a goodwill impairment of $5.8 million related to the Design, Creative and Technology segment. The Company also performed a fair value assessment of its new reporting units utilizing similar inputs and, as a result of that assessment, there was $0.5 million of goodwill impairment related to one of the Company's new reporting units in the All Other category after the change in reporting units. During the three months ended September 30, 2022, management determined there was no triggering event and as such, no goodwill impairment charges were recognized during the second and third quarters of 2022.

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2023	December 31, 2022
Extended Term Loan Facility, with interest at SOFR plus 5.10 as of September 30, 2023, (equal to 10.42% at September 30, 2023) due 2026, net(a)	$403.0	$—
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50 as of December 31, 2022 (equal to 6.57% at December 31, 2022) due 2024, net(b)	—	413.9
Less: Current maturities	4.2	—
Long-term debt, net of debt discount and deferred financing fees	$398.8	$413.9

(a)
The Extended Term Loan Facility (as defined below), scheduled to mature on May 22, 2026, was recorded net of unamortized discount of $9.7 million and net of unamortized deferred financing fees of $1.6 million as of September 30, 2023. The fair market value of the Company’s debt under the Extended Term Loan Facility was $414.8 million as of September 30, 2023.
(b)
The Amended and Restated Term Loan Facility (as defined below) as of December 31, 2022 was recorded net of unamortized discount of $0.6 million and net of unamortized deferred financing fees of $0.8 million.

Term Loan Facility

On June 12, 2023, (the “Term Loan Amendment Effective Date”) Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into a Sixth Amendment to its Amended and Restated Credit Agreement (the “Term Loan Amendment”), by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017 (as amended from time to time, including by the RCF Amendment referred to below and by the Term Loan Amendment, the “Amended Credit Agreement”). The Term Loan Amendment extended the maturity of the term loans outstanding under the Amended Credit Agreement (such extended term loan facility, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026. The aggregate outstanding principal amount of the Extended Term Loan Facility was approximately $415.3 million as of the Term Loan Amendment Effective Date. Of the $415.3 million, $175.9 million was funded through a non-cash rollover from existing lenders and $239.4 million was funded through cash transactions. The Term Loan Amendment replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The effective interest rate at September 30, 2023 and December 31, 2022 was 11.62% and 6.89%, respectively. The Term Loan Amendment additionally reset scheduled quarterly payments, each equal to 0.25% of the original principal amount of the Extended Term Loan Facility. Further, the Term Loan Amendment modified the prepayment provisions so that, upon the occurrence of a repricing transaction, subject to certain specified exceptions, Emerald X will have to pay a prepayment fee of 2%, in the event of a repricing transaction occurring within the first twelve months after the Term Loan Amendment Effective Date, or 1%, in the event of a repricing transaction occurring on a date that is between twelve months after the Term Loan Amendment Effective Date and eighteen months after the Term Loan Amendment Effective Date. No prepayment premium is payable for prepayments made after the eighteen month anniversary of the Term Loan Amendment Effective Date.

The Extended Term Loan Facility proceeds of $415.3 million, net of $12.5 million of original issuance discount (“OID”), were used to repay the outstanding principal and interest under the Amended and Restated Term Loan Facility and third party fees of $3.5 million. Of the $12.5 million of OID paid, $2.1 million was recognized as loss on extinguishment of debt and $10.4 million will be amortized over the life of the Extended Term Loan Facility using the effective interest method. Of the $3.5 million in third party fees, $2.1 million was recognized as interest expense and $1.4 million will be amortized over the life of the Extended Term Loan Facility using the effective interest method. As of September 30, 2023, there were no unpaid debt issuance costs. The loss on extinguishment of debt of zero and $2.3 million for the three and nine months ended September 30, 2023, included $2.1 million of OID related to the Extended Term Loan Facility and $0.2 million of previously capitalized OID and debt issuance costs which were allocated to lenders whose balances were extinguished.

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

Emerald X had no borrowings outstanding under its Amended and Restated Revolving Credit Facility as of September 30, 2023 and December 31, 2022. Emerald X had $1.0 million in stand-by letters of credit outstanding under the Amended and Restated Revolving Credit Facility as of September 30, 2023 and December 31, 2022. During the three and nine months ended September 30, 2022, borrowings under the Amended and Restated Revolving Credit Facility were subject to an interest rate equal to LIBOR plus 2.25% or ABR plus 1.25%. During the three and nine months ended September 30, 2023, borrowings under the Amended and Restated Revolving Credit Facility were subject to an interest rate equal to Term SOFR plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Extended Term Loan Facility	$11.0	$—	$13.2	$—
Amended and Restated Term Loan Facility	—	6.4	13.9	14.1
Term Loan Amendment third party fees	—	—	2.1	—
Non-cash interest for amortization of debt discount and debt issuance costs	1.0	0.3	1.9	1.0
Revolving credit facility interest and commitment fees	0.1	0.1	0.4	0.4
Total interest expense	$12.1	$6.8	$31.5	$15.5

Covenants

The Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Secured Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended Credit Agreement and Amended and Restated Credit Agreement, collectively known as the “Amended and Restated Senior Secured Credit Facilities”) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total revolving commitments thereunder. As of September 30, 2023, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.
Fair Value Measurements and Financial Risk

As of September 30, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$25.7	$25.7	$—	$—
Money market mutual funds(a)	174.6	174.6	—	—
Total assets at fair value	$200.3	$200.3	$—	$—

Liabilities
Market-based share awards liability(b)	$0.7	$—	$—	$0.7
Contingent consideration(b)	6.8	—	—	6.8
Total liabilities at fair value	$7.5	$—	$—	$7.5

(a)
The Company’s money market mutual funds of $174.6 million as of September 30, 2023 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.7 million as of September 30, 2023 is included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $0.3 million as of September 30, 2023 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $6.5 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.7 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

As of December 31, 2022, the Company had $12.3 million in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of EDspaces, PlumRiver Technologies ("PlumRiver"), Sue Bryce Education and The Portrait Masters, AV-IQ, Advertising Week, and Bulletin. As of September 30, 2023, the Company had $6.8 million in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of AV-IQ, Advertising Week, Bulletin and Lodestone. The contingent consideration liability of $6.8 million as of September 30, 2023 consists of liabilities of $0.3 million, $0.3 million and $6.2 million that are expected to be settled in 2024, 2025 and 2027, respectively. Refer to Note 4, Business Acquisitions, for further information related to the contingent consideration related to the acquisition of Lodestone, which had an initial estimated fair value of $0.7 million.

The contingent consideration paid during the first quarter of 2023 in relation to the Company's acquisition of EDspaces was not material. The Company paid $3.7 million in contingent consideration during the second quarter of 2023 in relation to the Company's acquisition of PlumRiver. Contingent consideration liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first, second and third quarters of 2023, the Company recorded a $2.7 million decrease in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Contingent consideration activity for the nine months ended September 30, 2023:

(in millions)	Contingent Consideration
Balance at December 31, 2022	$12.3
Payment of contingent consideration	(3.7)
Fair value remeasurement adjustments	(2.7)
Business acquisition	0.7
Contingent compensation	0.2
Balance at September 30, 2023	$6.8

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly, by adding to the accreted liquidation preference until July 1, 2023, and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. During the three and nine months ended September 30, 2023, the Company recorded accretion of zero and $16.7 million, respectively, bringing the aggregate liquidation preference to $492.6 million as of September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded accretion of $8.0 million and $23.6 million, respectively, bringing the aggregate liquidation preference to $467.7 million as of September 30, 2022.

There were no dividends declared or paid in the first half of fiscal year 2023 or in fiscal year 2022. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

On August 1, 2023, the Company's Board of Directors approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (the “Preferred Stock” and such dividend, the “Preferred Stock Cash Dividend”) for the period ending September 30, 2023 to holders of record of Preferred Stock as of August 1, 2023. On September 29, 2023, the Company paid the Preferred Stock Cash Dividend for a total of $8.6 million, or $0.12 per share.

On November 3, 2023, the Board of Directors of the Company approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock for the period ending December 31, 2023. The amount of the Preferred Stock Cash Dividend is expected to be $0.12 per share of Preferred Stock, based on the accreted liquidation preference per share of Preferred Stock of $6.90 as of September 30, 2023, and will be payable on December 31, 2023, to holders of record of Preferred Stock as of November 3, 2023.

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

If, at any time following the third anniversary of the First Closing Date the closing price per share of the Company’s common stock exceeds 175% of the then-applicable conversion price for at least 20 consecutive trading days, the Company may, at its option, and subject to certain liquidity conditions, cause any or all of the then-outstanding shares of redeemable convertible preferred stock to be converted automatically into common stock at the then-applicable conversion price.

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of June 29, 2020 (the “First Closing Date”), 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the First Closing Date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the First Closing Date, the accreted liquidation preference. In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the First Closing Date. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then-current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable. For the three months ended September 30, 2023 and 2022, the Company recorded $10.7 million and $9.9 million in deemed dividends, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recorded $31.2 million and $28.7 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid or declared with respect to the Company's common stock during the first, second or third quarters of 2023 and 2022.

Share Repurchases

October 2020 Share Repurchase Program (“October 2020 Share Repurchase Program”)

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program. Under the terms of the October 2020 Share Repurchase Program, the Company may, from time to time, purchase shares of its common stock for an aggregate purchase price not to exceed $20.0 million through December 31, 2021, subject to early termination or extension by the Board. In October 2021, the Company’s Board approved the extension and expansion of the October 2020 Share Repurchase Program, which allowed for the repurchase of an additional $20.0 million of the Company's common stock through December 31, 2022. The Company repurchased 1,590,030 shares and 2,828,236 shares for $5.9 million and $10.2 million during the three and nine months ended September 30, 2022, respectively, under this repurchase program.

October 2022 Share Repurchase Program Extension and Expansion

On October 26, 2022, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2023, subject to early termination or extension by the Board. The Company repurchased zero shares and 5,064,140 shares for $16.9 million during the three and nine months ended September 30, 2023, respectively, under this repurchase program. There was $3.0 million remaining available for share repurchases under the October 2022 Share Repurchase Program as of September 30, 2023. The share repurchase program may be suspended or discontinued at any time without notice.

In November 2023, the Company’s Board approved an extension and expansion of the share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.3 million and $1.1 million for the three and nine months ended September 30, 2022, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP. Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three and nine months ended September 30, 2023 and 2022.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.6 million and $4.7 million for the three and nine months ended September 30, 2023, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $0.9 million and $3.1 million for the three and nine months ended September 30, 2022, respectively.

Stock option activity for the nine months ended September 30, 2023, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term
	(thousands)		(years)
Outstanding at December 31, 2022	14,555	$7.90	7.1
Granted	7,146	3.81
Exercised	(7)	3.49
Forfeited/Expired	(1,267)	10.12
Outstanding at September 30, 2023	20,427	$6.33	7.6
Exercisable at September 30, 2023	6,407	$9.14	5.8

There was a total of $14.3 million unrecognized stock-based compensation expense at September 30, 2023 related to unvested stock options expected to be recognized over a weighted-average period of 2.84 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2023 was $0.2 million and $1.0 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2022 was $0.5 million and $1.9 million, respectively. There was a total of $1.1 million of unrecognized stock-based compensation expense at September 30, 2023 related to unvested RSUs expected to be recognized over a weighted-average period of 1.4 years.

RSU activity for the nine months ended September 30, 2023, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2022	878	$6.87
Granted	115	3.93
Forfeited	(18)	9.94
Vested	(416)	7.03
Unvested balance, September 30, 2023	559	$6.03

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of September 30, 2023, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

As of September 30, 2023 and December 31, 2022, the liability for these awards was $0.7 million and $0.4 million, respectively, and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of a credit of $0.1 million and zero for the three and nine months ended September 30, 2022, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at September 30, 2023 were as follows:

September 30, 2023
Expected volatility	63.8%
Dividend yield	0.0%
Risk-free interest rate	4.6%
Weighted-average expected term (in years)	7.7

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2023 and 2022, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,402,907 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding which were convertible into 139,939,471 shares of common stock at September 30, 2023. These preferred stock shares were anti-dilutive for the three and nine months ended September 30, 2023 and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2023	2022	2023	2022
Net income and comprehensive income attributable to Emerald Holding, Inc.	$10.7	$93.0	$9.7	$108.4
Accretion to redemption value of redeemable convertible preferred stock	(10.7)	(9.9)	(31.2)	(28.7)
Participation rights on if-converted basis	—	(54.7)	—	(51.9)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(0.0)	$28.4	$(21.5)	$27.8
Weighted average common shares outstanding	63,586	68,433	64,317	69,479
Basic (loss) income per share	$(0.00)	$0.42	$(0.33)	$0.40
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(0.0)	$28.4	$(21.5)	$27.8
Diluted weighted average common shares outstanding	63,586	68,643	64,317	69,588
Diluted (loss) income per share	$(0.00)	$0.41	$(0.33)	$0.40
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	20,325	14,455	20,410	14,814

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of September 30, 2023. For the three and nine months ended September 30, 2023, the Company recorded a benefit from income taxes of $22.3 million and $24.0 million, respectively, which resulted in an effective tax rate of 192.2% and 167.8%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances, nondeductible officer compensation and other book to tax differences. For the three and nine months ended September 30, 2022, the Company recorded a provision for income taxes of $28.2 million and $30.3 million, respectively, which resulted in an effective tax rate of 23.3% and 21.8%, respectively.

Liabilities for unrecognized tax benefits and associated interest and penalties were zero as of September 30, 2023 and December 31, 2022.

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

14.
Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
Trade payables	$12.7	$20.4
Other current liabilities	8.0	14.7
Accrued event costs	12.5	11.7
Accrued personnel costs	13.0	11.3
Total accounts payable and other current liabilities	$46.2	$58.1

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

The CODM evaluates performance based on the results of seven executive brand portfolios, which represent the Company’s seven operating segments. The brands managed by the Company’s segment managers in some cases do not necessarily align with specific industry sectors. Due to economic similarities and the nature of services, fulfillment processes of those services and types of customers, five operating segments are aggregated into two reportable segments, the Commerce and the Design, Creative, and Technology reportable segments. In addition, two operating segments did not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in ASC Topic 280, Segment Reporting. Therefore, results for these operating segments are included in the rows labeled "All Other" in the tables below for all periods presented. Six of the executive portfolios generate revenues through the production of trade show events, including booth space sales, registration fees and sponsorship fees. In addition, these six segments generate revenues from marketing activities, including digital and print media. The seventh operating segment generates revenues from Emerald’s software-as-a-service platform.

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Revenues
Commerce	$44.6	$33.9	$135.8	$109.9
Design, Creative, and Technology	19.3	23.0	125.4	108.1
All Other	8.6	5.5	20.1	14.3
Total revenues	$72.5	$62.4	$281.3	$232.3

Other income, net
Commerce	$2.8	$2.4	$2.8	$8.0
Design, Creative, and Technology	—	—	—	25.3
All Other	—	—	—	0.9
Total other income, net	$2.8	$2.4	$2.8	$34.2

Adjusted EBITDA
Commerce	$27.0	$16.0	$73.1	$57.8
Design, Creative, and Technology	2.7	2.5	38.6	57.0
All Other	(3.2)	(3.1)	(5.1)	(8.3)
Subtotal Adjusted EBITDA	$26.5	$15.4	$106.6	$106.5

General corporate and other expenses	$(15.7)	$(14.3)	$(44.7)	$(40.6)
Other Income, net(1)	—	148.6	—	148.6
Interest expense, net	(10.5)	(6.0)	(26.5)	(14.4)
Loss on extinguishment of debt	—	—	(2.3)	—
Goodwill impairment charge	—	—	—	(6.3)
Intangible asset impairment charge	—	—	—	(1.6)
Depreciation and amortization expense	(8.8)	(14.7)	(35.2)	(43.0)
Stock-based compensation expense	(1.9)	(1.3)	(5.9)	(5.0)
Deferred revenue adjustment	—	(0.2)	—	(0.6)
Other items	(1.2)	(6.3)	(6.3)	(4.9)
(Loss) income before income taxes	$(11.6)	$121.2	$(14.3)	$138.7

(1) On August 3, 2022, the Company reached an agreement for a one-time settlement of outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. The one-time settlement payment was not specifically attributable to any of the Company's outstanding event cancellation insurance claims and therefore was not recorded at the segment level. The other income, net, related to this one-time settlement is not indicative of any one segment’s performance and is not included in the measure of segment profit and loss analyzed by the CODM on a regular basis.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of executive brand portfolio performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three months ended September 30, 2023 and 2022. For the three months ended September 30, 2023 and 2022, substantially all revenues were derived from transactions in the United States.

During the fourth quarter of 2023, the Company is implementing a new operating and reporting structure which includes the following reportable segments: Connections, Commerce, and Content. As a result of this change, the Company will report the results of these reportable segments starting with the Annual Report on Form 10-K for the year ended December 31, 2023.

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 90.7% of the Company’s common stock on an as-converted basis as of September 30, 2023. Affiliates of Onex Corporation held a 48.0% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events, and a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. During the three and nine months ended September 30, 2023, three and nine shows were staged at ASM-managed venues, respectively. During the three and nine months ended September 30, 2022 zero and six shows were staged at ASM-managed venues, respectively. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.6 million and $1.3 million during the three and nine months ended September 30, 2023, respectively. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.4 million and $1.2 million during the three and nine months ended September 30, 2022, respectively. The Company had $0.1 million and zero fees due to ASM as of September 30, 2023 and December 31, 2022, respectively. The Company made payments that were not material and $0.2 million to Convex during the three and nine months ended September 30, 2023. The Company made payments of zero and $0.5 million to Convex during the three and nine months ended September 30, 2022, respectively. The Company had no accounts payable due to Convex as of September 30, 2023 and December 31, 2022, respectively.

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

Recent Events

Refinancing

On June 12, 2023 (the “Term Loan Amendment Effective Date”), our wholly-owned subsidiary, Emerald X, Inc. (“Emerald X”), entered into a Sixth Amendment to its existing Amended and Restated Credit Agreement (the “Term Loan Amendment”). The Term Loan Amendment, which was entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, extended the maturity of the term loans outstanding under the Amended Credit Agreement (such extended term loan facility, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026. The aggregate outstanding principal amount of the Extended Term Loan Facility was approximately $415.3 million as of the Term Loan Amendment Effective Date. The Term Loan Amendment also replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The Term Loan Amendment additionally reset scheduled quarterly payments, each equal to 0.25% of the original principal amount of the Extended Term Loan Facility. Further, the Term Loan Amendment modified the prepayment provisions so that, upon the occurrence of a repricing transaction, subject to certain specified exceptions, Emerald X will have to pay a prepayment fee of 2%, in the event of a repricing transaction occurring within the first twelve months after the Term Loan Amendment Effective Date, or 1%, in the event of a repricing transaction occurring on a date that is between twelve months after the Term Loan Amendment Effective Date and eighteen months after the Term Loan Amendment Effective Date. No prepayment premium is payable for prepayments made after the eighteen month anniversary of the Term Loan Amendment Effective Date. See Note 7, Debt.

On February 2, 2023, Emerald X entered into a Fifth Amendment to its Amended and Restated Credit Agreement (the “RCF Amendment”). The RCF Amendment increased the aggregate amount of all revolving commitments under the Amended Revolving Credit Agreement from $100.4 million to $110.0 million. The increased revolving commitments have the same terms as the existing revolving commitments. The RCF Amendment does not change any other material terms of the Existing Revolving Credit Agreement. See Note 7, Debt.

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

In the fourth quarter of 2023, we are implementing a new operating and reporting structure which includes the following reportable segments: Connections, Commerce, and Content. As a result of this change, we will report the results of these reportable segments starting with the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 25 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management, ranging from approximately $5.0 million to approximately $120.0 million, and annual revenues ranging from approximately $1.3 million to approximately $25.6 million. Historically, we have completed acquisitions at earnings before interest, taxes, depreciation, and amortization ("EBITDA") purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022.”

Other Income

We maintain event cancellation insurance to protect against losses due the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes, including losses caused by natural disasters such as hurricanes. While these causes included event cancellation caused by the outbreak of communicable diseases, including COVID-19, for the years ended December 31, 2021 and 2020, Emerald’s renewed event cancellation insurance policies for 2022 and 2023 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. Our Other Income during the three and nine months ended September 30, 2022, as presented in this Quarterly Report, is primarily comprised of received or confirmed event cancellation insurance claim and insurance litigation settlement proceeds. During the three and nine months ended September 30, 2023, we recorded Other Income relating to event cancellation insurance claim proceeds received during the period.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net (loss) income. For a reconciliation of Adjusted EBITDA to net (loss) income, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 5 to the table under the heading “Results of Operations—Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022.”

Results of Operations

Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$72.5	$62.4	$10.1	16.2%
Other income, net	2.8	151.0	(148.2)	NM
Cost of revenues	25.9	22.7	3.2	14.1%
Selling, general and administrative expenses(1)	41.6	48.7	(7.1)	(14.6%)
Depreciation and amortization expense	8.8	14.7	(5.9)	(40.1%)
Operating (loss) income	(1.0)	127.3	(128.3)	NM
Interest expense	12.1	6.8	5.3	77.9%
Interest income	1.6	0.8	0.8	100.0%
Other expense	0.1	0.1	0.0	NM
(Loss) income before income taxes	(11.6)	121.2	(132.8)	NM
(Benefit from) provision for income taxes	(22.3)	28.2	(50.5)	(179.1%)
Net income and comprehensive income	$10.7	$93.0	$(82.3)	(88.5%)

Other financial data (unaudited):
Adjusted EBITDA(2)	$10.8	$149.7	$(138.9)	NM
Organic revenue(3)	$68.5	$56.1	$12.4	22.1%

(1)
Selling, general and administrative expense for the three months ended September 30, 2023 and 2022 included $1.2 million and $6.3 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended September 30, 2023 and 2022 were stock-based compensation expenses of $1.9 million and $1.3 million, respectively.
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

	Three Months Ended September 30,
	2023	2022
	(unaudited)
	(dollars in millions)
Net income	$10.7	$93.0
Add (deduct):
Interest expense, net	10.5	6.0
(Benefit from) provision for income taxes	(22.3)	28.2
Depreciation and amortization expense	8.8	14.7
Stock-based compensation expense(a)	1.9	1.3
Deferred revenue adjustment(b)	—	0.2
Other items(c)	1.2	6.3
Adjusted EBITDA	$10.8	$149.7
Deduct:
Event cancellation insurance proceeds	2.8	151.0
Adjusted EBITDA excluding event cancellation insurance proceeds	$8.0	$(1.3)

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(b)
Represents deferred revenue acquired in the PlumRiver acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the related contract period, the fair value adjustment of $0.2 million for PlumRiver for the three months ended September 30, 2022 would not have been required and the revenues for the three months ended September 30, 2022 would have been higher by $0.2 million.
(c)
Other items for the three months ended September 30, 2023 included: (i) $0.9 million in acquisition-related transaction costs; (ii) $1.4 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $0.6 million; (iii) $0.8 million in non-recurring legal, audit and consulting fees and (iv) $1.9 million in gains related to the remeasurement of contingent consideration. Other items for the three months ended September 30, 2022 included: (i) $3.7 million in gains related to the remeasurement of contingent consideration; (ii) $0.8 million in non-recurring legal, audit and consulting fees; (iii) $0.6 million in acquisition-related transaction costs; (iv) $1.6 million in transition expenses and (v) $7.0 million in insurance settlement related expenses.
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

	Three Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$72.5	$62.4	$10.1	16.2%
Add (deduct):
Acquisition revenues	(4.0)
Discontinued events		(1.2)
Scheduling adjustments(1)	—	(5.1)
Organic revenue	$68.5	$56.1	$12.4	22.1%

(1)
For the three months ended September 30, 2023, represents revenues from four events that staged in the third quarter of fiscal 2022, but were scheduled to stage in a different quarter in fiscal 2023, offset by revenues from one event that staged in the third quarter of fiscal 2023, but was scheduled to stage in a different quarter in fiscal 2022.

Revenues

Revenues of $72.5 million for the three months ended September 30, 2023 increased $10.1 million, or 16.2%, from $62.4 million for the comparable period in 2022, primarily due to an increase in Organic revenue. See “Commerce Segment – Revenues,” “Design, Creative and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, of $2.8 million for the three months ended September 30, 2023 decreased $148.2 million from $151.0 million for the comparable period in 2022, due to a reduction in the amount of event cancellation insurance claims proceeds received during the current year period. See “Commerce Segment – Other Income, net,” “Design, Creative and Technology Segment – Other Income, net,” and “All Other Category – Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $25.9 million for the three months ended September 30, 2023 increased $3.2 million, or 14.1%, from $22.7 million for the comparable period in 2022, primarily due to an increase in Organic revenue. See “Commerce Segment – Cost of Revenues,” “Design, Creative and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $41.6 million for the three months ended September 30, 2023 decreased $7.1 million, or 14.6%, from $48.7 million for the comparable period in 2022. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design, Creative and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate – Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $8.8 million for the three months ended September 30, 2023, decreased $5.9 million, or 40.1%, from $14.7 million for the comparable period in 2022. See “Commerce Segment – Depreciation and Amortization Expense,” “Design, Creative and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Commerce

The following represents the change in revenue, expenses and operating income in the Commerce reportable segment for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$44.6	$33.9	$10.7	31.6%
Other income, net	2.8	2.4	0.4	16.7%
Cost of revenues	11.7	10.5	1.2	11.4%
Selling, general and administrative expense	8.9	9.9	(1.0)	(10.1%)
Depreciation and amortization expense	3.6	8.1	(4.5)	(55.6%)
Operating income	$23.2	$7.8	$15.4	197.4%

Revenues

During the three months ended September 30, 2023, revenues for the Commerce reportable segment increased $10.7 million, or 31.6%, to $44.6 million from $33.9 million for the comparable period in the prior year. The primary driver was an increase in Organic revenue of $6.8 million, or 20.1%, to $40.6 million from $33.8 million for the comparable period in the prior year. This growth was driven by a $7.2 million, or 22.4%, increase to $39.3 million from $32.1 million in trade show revenue from events that staged in the same period in both years. This growth was offset by continued weakness in other marketing services. The Commerce reportable segment revenues also include incremental revenues of $4.0 million related to acquisitions in the quarter ended September 30, 2023.

Other Income, net

Other income, net, of $2.8 million and $2.4 million was recorded for the Commerce reportable segment related to event cancellation insurance proceeds during the quarters ended September 30, 2023 and 2022, respectively. All of the $2.8 million and $2.4 million of other income, net, for the Commerce reportable segment was received during the three months ended September 30, 2023 and 2022, respectively.

Cost of Revenues

During the three months ended September 30, 2023, cost of revenues for the Commerce reportable segment increased $1.2 million, or 11.4%, to $11.7 million from $10.5 million for the comparable period in the prior year. The primary driver of the increase was cost of revenues of $1.0 million relating to acquisitions and higher cost of revenues from recurring events of $0.2 million.

Selling, General and Administrative Expense

During the three months ended September 30, 2023, selling, general and administrative expense for the Commerce reportable segment decreased $1.0 million, or 10.1%, to $8.9 million from $9.9 million for the comparable period in 2022. The primary driver of the decrease was the cost of salaries, benefits and travel resulting from efficiency initiatives implemented at the beginning of 2023, partially offset by costs associated with the acquisition of Lodestone in January 2023.

Depreciation and Amortization Expense

During the three months ended September 30, 2023, depreciation and amortization expense for the Commerce reportable segment decreased $4.5 million, or 55.6%, to $3.6 million from $8.1 million for the comparable period in 2022. The decrease was driven by the full amortization of intangible assets acquired in the formation of Emerald in June 2013.

Design, Creative and Technology

The following represents the change in revenue, expenses and operating loss in the Design, Creative and Technology reportable segment for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$19.3	$23.0	$(3.7)	(16.1%)
Cost of revenues	7.4	9.8	(2.4)	(24.5%)
Selling, general and administrative expense	9.4	10.7	(1.3)	(12.1%)
Depreciation and amortization expense	3.1	5.0	(1.9)	(38.0%)
Operating loss	$(0.6)	$(2.5)	$1.9	NM

Revenues

During the three months ended September 30, 2023, revenues for the Design, Creative and Technology reportable segment decreased $3.7 million, or 16.1%, to $19.3 million from $23.0 million for the comparable period in 2022. The primary driver of the decrease was $5.1 million in revenue from events that staged in the third quarter of fiscal 2022 and are scheduled to stage in a different quarter in the current fiscal year. There was an additional decrease of $1.1 million related to discontinued events during the three months ended September 30, 2023. These decreases were offset by an increase in Organic revenue of $2.6 million, or 15.6%, to $19.3 million from $16.7 million for the comparable period in the prior year. This growth was driven by a $3.1 million, or 32.0%, increase to $12.8 million from $9.7 million in trade show revenue from events that staged in the same period in both years and revenues of $1.0 million from newly launched events. This growth was partially offset by lower other marketing services revenues.

Cost of Revenues

During the three months ended September 30, 2023, cost of revenues for the Design, Creative and Technology reportable segment decreased $2.4 million, or 24.5%, to $7.4 million from $9.8 million for the comparable period in 2022. The primary driver of the decrease was $2.4 million in cost of revenues from events that staged in the third quarter of fiscal 2022 and are scheduled to stage in a different quarter in the current fiscal year as well as $0.7 million from a prior year event which was discontinued in the current year. This decrease was offset by incremental cost of revenues of $0.5 million from new launches and higher cost of revenues from recurring events of $0.2 million during the three months ended September 30, 2023.

Selling, General and Administrative Expense

During the three months ended September 30, 2023, selling, general and administrative expense for the Design, Creative and Technology reportable segment decreased $1.3 million, or 12.1%, to $9.4 million from $10.7 million for the comparable period in 2022. The primary drivers of the decrease were lower salary, benefits and travel expenses resulting from efficiency initiatives implemented at the beginning of 2023.

Depreciation and Amortization Expense

During the three months ended September 30, 2023, depreciation and amortization expense for the Design, Creative and Technology reportable segment decreased $1.9 million, or 38.0%, to $3.1 million from $5.0 million for the comparable period in 2022. The decrease was driven by the full amortization of intangible assets acquired in the formation of Emerald in June 2013.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$8.6	$5.5	$3.1	56.4%
Cost of revenues	6.8	2.4	4.4	183.3%
Selling, general and administrative expense	5.5	6.3	(0.8)	(12.7%)
Depreciation and amortization expense	1.5	0.9	0.6	66.7%
Operating loss	$(5.2)	$(4.1)	$(1.1)	26.8%

Revenues

During the three months ended September 30, 2023, revenues for the All Other category increased $3.1 million, or 56.4%, to $8.6 million from $5.5 million for the comparable period in 2022. The primary drivers of the increase were $2.1 million of incremental revenue related to new event launches and $0.9 million of additional software subscription revenues.

Cost of Revenues

During the three months ended September 30, 2023, cost of revenues for the All Other category increased $4.4 million, or 183.3%, to $6.8 million from $2.4 million for the comparable period in 2022. The primary driver of the increase was costs related to the launch of new events in the third quarter of 2023.

Selling, General and Administrative Expense

During the three months ended September 30, 2023, selling, general and administrative expense for the All Other category decreased $0.8 million, or 12.7%, to $5.5 million from $6.3 million for the comparable period in 2022. The primary drivers of the decrease were lower costs related to the Company's Elastic software subscription platform.

Depreciation and Amortization Expense

During the three months ended September 30, 2023, depreciation and amortization expense for the All Other category increased $0.6 million, or 66.7%, to $1.5 million from $0.9 million for the comparable period in 2022. The increase was attributable to the continued development of the Company's Elastic software subscription platform.

Corporate Category

The following represents the change in operating (loss) income in the Corporate category for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Other income, net	$—	$148.6	$(148.6)	(100.0%)
Selling, general and administrative expense	17.8	21.8	(4.0)	(18.3%)
Depreciation and amortization expense	0.6	0.7	(0.1)	(14.3%)
Operating (loss) income	$(18.4)	$126.1	$(144.5)	(114.6%)

Other Income, net

Other income, net, of $148.6 million for the Corporate category primarily related to a one-time insurance litigation settlement during the quarter ended September 30, 2022. The one-time settlement payment was not specifically attributable to any of the Company's outstanding event cancellation insurance claims and therefore was not recorded at the segment level.

Selling, General and Administrative Expense

During the three months ended September 30, 2023, selling, general and administrative expense for the Corporate category decreased $4.0 million, or 18.3%, to $17.8 million from $21.8 million for the comparable period in 2022. The decrease was primarily attributable to $7.0 million of insurance litigation settlement expenses recorded during the three months ended September 30, 2022, offset in the current year period by $1.8 million lower benefit from adjustments to contingent consideration liabilities and $0.3 million of higher transition and transaction costs.

Depreciation and Amortization Expense

During the three months ended September 30, 2023, depreciation and amortization expense for the Corporate category decreased $0.1 million, or 14.3%, to $0.6 million from $0.7 million for the comparable period in 2022. The decrease is attributable to lower leasehold improvement and office furniture and equipment depreciation expense.

Interest Expense

Interest expense of $12.1 million for the three months ended September 30, 2023 increased $5.3 million, or 77.9%, from $6.8 million for the comparable period in 2022. The increase was attributable to a higher effective interest rate of 10.35% on our outstanding indebtedness for the three months ended September 30, 2023 compared to 4.83% for the comparable period in the prior year as a result of the Term Loan Amendment described above and higher prevailing interest rates.

Interest Income

Interest income of $1.6 million for the three months ended September 30, 2023 increased from $0.8 million for the comparable period in 2022. The increase was primarily attributable to an increase in our cash balance due to the receipt of event cancellation insurance claim and insurance litigation settlement proceeds in 2022 as well as rising interest rates during fiscal 2023.

(Benefit from) provision for Income Taxes

For the three months ended September 30, 2023, the Company recorded a benefit from income taxes of $22.3 million which resulted in an effective tax rate of 192.2% for the three months ended September 30, 2023. The Company recorded a provision for income taxes of $28.2 million and an effective tax rate of 23.3% for the three months ended September 30, 2022. The change in the effective tax rate for the three months ended September 30, 2023 is attributable to applying the full year estimated annual effective tax rate to the pre-tax loss for the three months ended September 30, 2023 compared to the application of the prior year estimated annual effective tax rate to the significant pre-tax income in the comparable period in the prior year.

Net Income

Net income of $10.7 million for the three months ended September 30, 2023 represented a $82.3 million decline from net income of $93.0 million for the comparable period in 2022. The key drivers of the decline were the reduction of other income, net, of $148.2 million primarily related to the recognition of insurance litigation settlement proceeds of $148.6 million and event cancellation insurance claim proceeds of $2.4 million during the three months ended September 30, 2022, slightly offset by the recognition of $2.8 million of event cancellation insurance claim proceeds during the three months ended September 30, 2023, as well as higher interest expense in the current year period. These declines were offset by a higher benefit from income taxes and income from recurring operations.

Adjusted EBITDA

Adjusted EBITDA of $10.8 million for the three months ended September 30, 2023 decreased by $138.9 million from $149.7 million for the comparable period in 2022. The decrease in Adjusted EBITDA was primarily attributable to the decrease in net income described above as well as lower add backs for income taxes, depreciation and amortization expense and other items, offset by an increased add back for interest expense, net.

Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022

The tables in this section summarize key components of our results of operations for the periods indicated.

	Nine Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$281.3	$232.3	$49.0	21.1%
Other income, net	2.8	182.8	(180.0)	NM
Cost of revenues	101.9	83.3	18.6	22.3%
Selling, general and administrative expenses(1)	132.2	127.6	4.6	3.6%
Depreciation and amortization expense	35.2	43.0	(7.8)	(18.1%)
Goodwill impairment charge(2)	—	6.3	(6.3)	NM
Intangible asset impairment charges(3)	—	1.6	(1.6)	NM
Operating income	14.8	153.3	(138.5)	(90.3%)
Interest expense	31.5	15.5	16.0	103.2%
Interest income	5.0	1.1	3.9	354.5%
Loss on extinguishment of debt	2.3	—	2.3	NM
Other expense	0.3	0.2	0.1	NM
(Loss) income before income taxes	(14.3)	138.7	(153.0)	(110.3%)
(Benefit from) provision for income taxes	(24.0)	30.3	(54.3)	(179.2%)
Net income and comprehensive income	$9.7	$108.4	$(98.7)	(91.1%)

Other financial data (unaudited):
Adjusted EBITDA(4)	$61.9	$214.5	$(152.6)	(71.1%)
Free Cash Flow(5)	$15.3	$191.2	$(175.9)	(92.0%)
Organic revenue(6)	$270.5	$232.0	$38.5	16.6%

(1)
Selling, general and administrative expense for the nine months ended September 30, 2023 and 2022 included expense of $6.3 million and $4.9 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the nine months ended September 30, 2023 and 2022 were stock-based compensation expenses of $5.9 million and $5.0 million, respectively.
(2)
Goodwill impairment charge for the nine months ended September 30, 2022 represents a non-cash charge of $6.3 million, in connection with the Company's interim testing of goodwill for impairment.
(3)
Intangible asset impairment charge for the nine months ended September 30, 2022 represents a non-cash charge of $1.6 million for certain indefinite-lived trade name intangible assets in connection with the Company’s interim testing of intangibles for impairment.
(4)
For a definition of Adjusted EBITDA and the reasons management uses this metric, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022.”

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
	(dollars in millions)
Net income	$9.7	$108.4
Add (deduct):
Interest expense, net	26.5	14.4
Loss on extinguishment of debt	2.3	—
(Benefit from) provision for income taxes	(24.0)	30.3
Goodwill impairment charge(a)	—	6.3
Intangible asset impairment charge(b)	—	1.6
Depreciation and amortization expense	35.2	43.0
Stock-based compensation expense(c)	5.9	5.0
Deferred revenue adjustment(d)	—	0.6
Other items(e)	6.3	4.9
Adjusted EBITDA	$61.9	$214.5
Deduct:
Event cancellation insurance proceeds	2.8	182.8
Adjusted EBITDA excluding event cancellation insurance proceeds	$59.1	$31.7

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
(d)
Represents deferred revenue acquired in the PlumRiver acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the related contract period, the fair value adjustment of $0.6 million for PlumRiver for the nine months ended September 30, 2022, would not have been required and the revenues for the nine months ended September 30, 2022, would have been higher by $0.6 million.
(e)
Other items for the nine months ended September 30, 2023 included: (i) $1.8 million in acquisition-related transaction costs; (ii) $4.0 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $1.3 million; (iii) $3.0 million in non-recurring legal, audit and consulting fees and (iv) $2.5 million in gains related to the remeasurement of contingent consideration. Other items for the nine months ended September 30, 2022 included: (i) $9.5 million in gains related to the remeasurement of contingent consideration; (ii) $2.0 million in non-recurring legal, audit and consulting fees; (iii) $3.4 million in acquisition-related transaction costs; (iv) $1.9 million in transition expenses and (v) $7.0 million in insurance litigation settlement related expenses.
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

	Nine Months Ended September 30,
	2023	2022
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$24.7	$198.7
Less:
Capital expenditures	9.4	7.5
Free Cash Flow	$15.3	$191.2

(6)
For a definition of Organic revenue and the reasons management uses this metric, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended September 30, 2023, Compared to Three Months Ended September 30, 2022.”

	Nine Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$281.3	$232.3	$49.0	21.1%
Add (deduct):
Acquisition revenues	(10.8)
Discontinued events		(2.3)
Scheduling adjustments(1)	—	2.0
Organic revenue	$270.5	$232.0	$38.5	16.6%

(1)
For the nine months ended September 30, 2023, represents revenues from four events that staged in the first nine months of fiscal 2022, but are scheduled to stage in the fourth quarter of fiscal year 2023, offset by revenues from three events that staged in the first nine months of fiscal 2023, but staged in the fourth quarter of fiscal 2022.

Revenues

Revenues of $281.3 million for the nine months ended September 30, 2023 increased $49.0 million, or 21.1%, from $232.3 million for the comparable period in 2022, primarily due to an increase in Organic revenue. See “Commerce Segment – Revenues,” “Design, Creative and Technology Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, of $2.8 million for the nine months ended September 30, 2023 decreased $180.0 million from $182.8 million for the comparable period in 2022, due to lower event cancellation insurance claims proceeds received during the current year. See “Commerce Segment – Other Income, net,” “Design, Creative and Technology Segment – Other Income, net,” and “All Other Category – Other Income, net” below for a discussion of other income, net by segment.

Cost of Revenues

Cost of revenues of $101.9 million for the nine months ended September 30, 2023 increased $18.6 million, or 22.3%, from $83.3 million for the comparable period in 2022, primarily due to an increase in Organic revenue. See “Commerce Segment – Cost of Revenues,” “Design, Creative and Technology Segment – Cost of Revenues” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expense consists primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $132.2 million for the nine months ended September 30, 2023 increased $4.6 million, or 3.6%, from $127.6 million for the comparable period in 2022. See “Commerce Segment – Selling, General and Administrative Expenses”, “Design, Creative and Technology Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate – Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $35.2 million for the nine months ended September 30, 2023, decreased $7.8 million, or 18.1%, from $43.0 million for the comparable period in 2022. See “Commerce Segment – Depreciation and Amortization Expense,” “Design, Creative and Technology Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Commerce

The following represents the change in revenue, expenses and operating income in the Commerce reportable segment for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$135.8	$109.9	$25.9	23.6%
Other income, net	2.8	8.0	(5.2)	(65.0%)
Cost of revenues	36.9	31.9	5.0	15.7%
Selling, general and administrative expenses	28.8	28.1	0.7	2.5%
Depreciation and amortization expense	16.8	23.9	(7.1)	(29.7%)
Operating income	$56.1	$34.0	$22.1	65.0%

Revenues

During the nine months ended September 30, 2023, revenues for the Commerce reportable segment increased $25.9 million, or 23.6%, to $135.8 million from $109.9 million for the comparable period in the prior year. The primary driver was an increase in Organic revenue of $16.6 million, or 15.2%, to $125.7 million from $109.1 million for the comparable period in the prior year. This growth was driven by a $17.4 million, or 16.8%, increase to $121.1 million from $103.7 million in trade show revenue from events that staged in the same period in both years and newly launched event revenue of $0.4 million, offset by lower other marketing services revenues. The Commerce reportable segment revenues also include incremental revenues of $7.2 million related to acquisitions and $2.8 million in revenues from events that staged in the first nine months of fiscal 2023 but staged in the fourth quarter of fiscal 2022. Prior year revenues of $0.7 million related to a discontinued event also impacted the Commerce reportable segment during the period.

Other Income, net

Other income, net, of $2.8 million and $8.0 million was recorded for the Commerce reportable segment related to event cancellation insurance proceeds during the nine months ended September 30, 2023 and 2022, respectively. All of the $2.8 million and $8.0 million of other income, net, for the Commerce reportable segment was received during the nine months ended September 30, 2023 and 2022, respectively.

Cost of Revenues

During the nine months ended September 30, 2023, cost of revenues for the Commerce reportable segment increased $5.0 million, or 15.7%, to $36.9 million from $31.9 million for the comparable period in the prior year. The primary drivers were incremental cost of revenues of $2.1 million related to acquisitions, $1.6 million related to the scheduling adjustment described above, $0.5 million from newly launched events and an increase in recurring cost of revenues of $1.4 million, or 4.6%, to $31.6 million from $30.2 million for the comparable period in the prior year. These increases were partially offset by prior year cost of revenues related to a discontinued event of $0.5 million.

Selling, General and Administrative Expense

During the nine months ended September 30, 2023, selling, general and administrative expense for the Commerce reportable segment increased $0.7 million, or 2.5%, to $28.8 million from $28.1 million for the comparable period in 2022. The primary driver of the increase was the salaries and benefits associated with the acquisitions of Bulletin in July 2022 and Lodestone in January 2023, partially offset by lower salary expense resulting from efficiency initiatives implemented at the beginning of 2023.

Depreciation and Amortization Expense

During the nine months ended September 30, 2023, depreciation and amortization expense for the Commerce reportable segment decreased $7.1 million, or 29.7%, to $16.8 million from $23.9 million for the comparable period in 2022. The decrease was driven by the full amortization of intangible assets acquired in the formation of Emerald in June 2013.

Design, Creative and Technology

The following represents the change in revenue, expenses and operating income in the Design, Creative and Technology reportable segment for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$125.4	$108.1	$17.3	16.0%
Other income, net	—	25.3	(25.3)	NM
Cost of revenues	53.8	44.9	8.9	19.8%
Selling, general and administrative expenses	33.2	31.6	1.6	5.1%
Depreciation and amortization expense	12.3	14.6	(2.3)	(15.8%)
Goodwill impairment charge	—	5.8	(5.8)	NM
Intangible asset impairment charges	—	1.6	(1.6)	NM
Operating income	$26.1	$34.9	$(8.8)	(25.2%)

Revenues

During the nine months ended September 30, 2023, revenues for the Design, Creative and Technology reportable segment increased $17.3 million, or 16.0%, to $125.4 million from $108.1 million for the comparable period in 2022. The primary driver was an increase in Organic revenue of $16.1 million, or 15.2%, to $121.8 million from $105.7 million for the comparable period in the prior year. This growth was driven by a $17.5 million, or 20.3%, increase to $103.8 million from $86.3 million in trade show revenue from events that staged in the same period in both years and $1.6 million generated from newly launched events, offset by lower other marketing services revenues. Acquisitions generated incremental revenues of $3.5 million during the nine months ended September 30, 2023. The Design, Creative and Technology reportable segment revenues decreased by $0.8 million due to scheduling adjustments and $1.5 million in prior year revenue from discontinued events in the nine months ended September 30, 2023.

Other Income, net

Other income, net, of $25.3 million was recorded for the Design, Creative and Technology reportable segment related to event cancellation insurance proceeds during the nine months ended September 30, 2022. All of the $25.3 million of other income, net, for the Design, Creative and Technology reportable segment was received during the nine months ended September 30, 2022.

Cost of Revenues

During the nine months ended September 30, 2023, cost of revenues for the Design, Creative and Technology reportable segment increased $8.9 million, or 19.8%, to $53.8 million from $44.9 million for the comparable period in 2022. The primary driver was an increase in recurring cost of revenues of $6.0 million, or 15.1%, to $45.8 million from $39.8 million for the comparable period in the prior year and $1.1 million from newly launched events. Acquisitions generated $3.6 million of incremental cost of revenues during the nine months ended September 30, 2023. The Design, Creative and Technology reportable segment cost of revenues decreased by $0.8 million due to scheduling adjustments, $0.8 million in prior year cost of revenues from discontinued events and lower other marketing services costs in the nine months ended September 30, 2023.

Selling, General and Administrative Expense

During the nine months ended September 30, 2023, selling, general and administrative expense for the Design, Creative and Technology reportable segment increased $1.6 million, or 5.1%, to $33.2 million from $31.6 million for the comparable period in 2022. The primary driver of the increase was the salaries and benefits associated with the acquisition of Advertising Week in June 2022, offset by lower salary and software expenses resulting from efficiency initiatives implemented at the beginning of 2023.

Depreciation and Amortization Expense

During the nine months ended September 30, 2023, depreciation and amortization expense for the Design, Creative and Technology reportable segment decreased $2.3 million, or 15.8%, to $12.3 million from $14.6 million for the comparable period in 2022. The decrease was driven by the full amortization of intangible assets acquired in the formation of Emerald in June 2013.

Goodwill Impairment Charge

Due to a change in operating segments and reporting units, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022. As a result of this assessment, a $5.8 million non-cash goodwill impairment charge was recorded in connection with reporting units under the Design, Creative and Technology reportable segment. No goodwill impairment charges were recorded in the Design, Creative and Technology reportable segment during the nine months ended September 30, 2023.

Intangible Asset Impairment Charge

In connection with the change in operating segments described above, management performed impairment assessments of indefinite-lived intangible assets during the first quarter of 2022, and as a result, recognized a non-cash impairment charge related to certain indefinite-lived intangible assets under the Design, Creative and Technology segment of $1.6 million. No intangible asset impairment charges were recorded in the Design, Creative and Technology reportable segment during the nine months ended September 30, 2023.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$20.1	$14.3	$5.8	40.6%
Other income, net	—	0.9	(0.9)	(100.0%)
Cost of revenues	11.2	6.5	4.7	72.3%
Selling, general and administrative expenses	14.7	17.5	(2.8)	(16.0%)
Depreciation and amortization expense	3.9	2.5	1.4	56.0%
Goodwill impairment charge	—	0.5	(0.5)	NM
Operating loss	$(9.7)	$(11.8)	$2.1	(17.8%)

Revenues

During the nine months ended September 30, 2023, revenues for the All Other category increased $5.8 million, or 40.6%, to $20.1 million from $14.3 million for the comparable period in 2022. The primary driver of the increase was $3.2 million of additional software subscription revenues and $2.6 million from a new event launch.

Other Income, net

Other income, net, of $0.9 million was recorded for the All Other category related to event cancellation insurance proceeds during the nine months ended September 30, 2022. All of the $0.9 million of other income, net, for the All Other category was received during the nine months ended September 30, 2022.

Cost of Revenues

During the nine months ended September 30, 2023, cost of revenues for the All Other category increased $4.7 million, or 72.3%, to $11.2 million from $6.5 million for the comparable period in 2022. The primary driver of the increase was growth in costs associated with the launch of new events during the current year period.

Selling, General and Administrative Expense

During the nine months ended September 30, 2023, selling, general and administrative expense for the All Other category decreased $2.8 million, or 16.0%, to $14.7 million from $17.5 million for the comparable period in 2022. The decrease was primarily related to contractor and consulting expense savings in the Company’s software subscription business and lower Xcelerator expenses.

Depreciation and Amortization Expense

During the nine months ended September 30, 2023, depreciation and amortization expense for the All Other category increased $1.4 million, or 56.0%, to $3.9 million from $2.5 million for the comparable period in 2022. The increase was attributable to the continued development of the Company's Elastic software subscription platform.

Goodwill Impairment Charge

Due to the change in operating segments and reporting units described above, management was required to perform an interim goodwill impairment assessment of its old and new reporting units during the first quarter of 2022. As a result of this assessment, a $0.5 million non-cash goodwill impairment charge was recorded in connection with trade show brands in reporting units under the All Other category. No goodwill impairment charges were recorded in the All Other category during the nine months ended September 30, 2023.

Corporate Category

The following represents the change in operating (loss) income in the Corporate category for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Variance $	Variance %
	(unaudited) (dollars in millions)
Other income, net	$—	$148.6	$(148.6)	(100.0%)
Selling, general and administrative expenses	55.5	50.4	5.1	10.1%
Depreciation and amortization expense	2.2	2.0	0.2	10.0%
Operating (loss) income	$(57.7)	$96.2	$(153.9)	(160.0%)

Other Income, net

Other income, net, of $148.6 million for the Corporate category related to a one-time insurance litigation settlement during the quarter ended September 30, 2022. The one-time settlement payment was not specifically attributable to any of the Company's outstanding event cancellation insurance claims and therefore was not recorded at the segment level.

Selling, General and Administrative Expense

During the nine months ended September 30, 2023, selling, general and administrative expense for the Corporate category increased $5.1 million, or 10.1%, to $55.5 million from $50.4 million for the comparable period in 2022. The increase was primarily attributable to lower benefit from contingent consideration remeasurements and higher current year non-recurring transition and transaction related expenses, offset by lower insurance litigation settlement expenses.

Depreciation and Amortization Expense

During the nine months ended September 30, 2023, depreciation and amortization expense for the Corporate category increased $0.2 million, or 10.0%, to $2.2 million from $2.0 million for the comparable period in 2022.

Interest Expense

Interest expense of $31.5 million for the nine months ended September 30, 2023 increased $16.0 million, or 103.2%, from $15.5 million for the comparable period in 2022. The increase was attributable to a higher effective interest rate of 8.55% on our outstanding indebtedness for the nine months ended September 30, 2023 compared to 3.59% for the comparable period in the prior year as a result of the Term Loan Amendment described above and higher prevailing interest rates. In addition, as a result of the Term Loan Amendment, we incurred $2.1 million in third party fees which were recorded as interest expense during the nine months ended September 30, 2023.

Interest Income

Interest income of $5.0 million for the nine months ended September 30, 2023 increased $3.9 million, or 354.5%, from $1.1 million for the comparable period in 2022. The increase was primarily attributable to an increase in our average cash balance due to the receipt of event cancellation insurance claim and insurance litigation settlement proceeds in 2022 as well as rising interest rates during fiscal 2023.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $2.3 million was recognized during the nine months ended September 30, 2023 as a result of the Term Loan Amendment described above. The loss on extinguishment of debt was comprised of $2.1 million of original issuance discount ("OID") related to the Extended Term Loan Facility and $0.2 million of previously capitalized OID and debt issuance costs, allocated to lenders in the syndicate whose balances were extinguished in conjunction with the Term Loan Amendment.

(Benefit from) provision for Income Taxes

For the nine months ended September 30, 2023, the Company recorded a benefit from income taxes of $24.0 million which resulted in an effective tax rate of 167.8% for the nine months ended September 30, 2023. The Company recorded a provision for income taxes of $30.3 million and an effective tax rate of 21.8% for the nine months ended September 30, 2022. The change in the effective tax rate for the nine months ended September 30, 2023 is attributable to applying the full year estimated annual effective tax rate to the pre-tax loss for the nine months ended September 30, 2023 compared to the application of the prior year estimated annual effective tax rate to the significant pre-tax income in the comparable period in the prior year.

Net Income

Net income of $9.7 million for the nine months ended September 30, 2023 represented a $98.7 million decline from net income of $108.4 million for the comparable period in 2022. The key drivers of the decline were the reduction of other income, net, of $180.0 million primarily related to the recognition of insurance litigation settlement proceeds of $148.6 million and event cancellation insurance claim proceeds of $34.2 million during the nine months ended September 30, 2022, slightly offset by the recognition of $2.8 million of event cancellation insurance claim proceeds during the nine months ended September 30, 2023, as well as higher interest expense in the current year period. These decreases in net income were offset by increased benefit from income taxes, lower impairment charges, improved results from operations related to the continued recovery from the impact of the COVID-19 pandemic on Emerald's live events business, growth from acquisitions and newly launched events.

Adjusted EBITDA

Adjusted EBITDA of $61.9 million for the nine months ended September 30, 2023 decreased by $152.6 million from $214.5 million for the comparable period in 2022. The decrease in Adjusted EBITDA was primarily attributable to the decrease in net income described above as well as lower add backs for income taxes, depreciation and amortization expense and impairment charges offset by increased add backs for loss on extinguishment of debt, interest expense, net and other items.

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

On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. Other income, net, recognized through December 31, 2022 related to insurance claim and settlement proceeds received totaled $367.2 million. During the three and nine months ended September 30, 2022, we recorded other income, net, of $151.0 million and $182.8 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management. All of the other income, net, recognized during the three and nine months ended September 30, 2022 was received during the period. During the three and nine months ended September 30, 2023, we recorded other income, net, of $2.8 million related to event cancellation insurance claim proceeds received during the third quarter of 2023.

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

As of September 30, 2023, the Company had $414.3 million of borrowings outstanding under the Extended Term Loan Facility and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. In addition, as of September 30, 2023, the Company had cash and cash equivalents of $200.3 million. As of September 30, 2023, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

Based on our available sources of financing, cash from operations and receipt of insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

Share Repurchase Plan

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program (the “October 2020 share repurchase program”). Under the terms of the October 2020 share repurchase program, share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by the Board, through open market purchases, block transactions, privately negotiated purchases or otherwise. On October 29, 2021, our Board approved an extension and expansion of the October 2020 share repurchase program, which allowed for the repurchase of an additional $20.0 million of our common stock through December 31, 2022. The share repurchase program may be suspended or discontinued at any time without notice. We settled the repurchase of 1,590,030 shares and 2,828,236 shares for $5.9 million and $10.2 million during the three and nine months ended September 30, 2022, respectively, under this repurchase program.

On October 26, 2022, our Board approved an extension and expansion of the October 2020 share repurchase program, which allows for the repurchase of $20.0 million of our common stock through December 31, 2023, subject to early termination or extension by the Board. We settled the repurchase of 5,064,140 shares for $16.9 million during the nine months ended September 30, 2023 under this repurchase program. There were no share repurchases settled during the third quarter of 2023. There was $3.0 million remaining available for share repurchases under the October 2022 Share Repurchase Program as of September 30, 2023. The share repurchase program may be suspended or discontinued at any time without notice.

On November 3, 2023, our Board approved the extension and expansion of the October 2022 share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$24.7	$198.7
Net cash used in investing activities	$(18.9)	$(45.1)
Net cash used in financing activities	$(44.6)	$(18.7)

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

Net cash provided by operating activities for the nine months ended September 30, 2023 was $24.7 million, as compared to net cash provided by operating activities of $198.7 million for the nine months ended September 30, 2022. The decrease in cash provided by operating activities primarily reflects the $98.7 million decrease in net income, from net income of $108.4 million for the nine months ended September 30, 2022 to net income of $9.7 million for the nine months ended September 30, 2023. Net income plus non-cash items provided operating cash flows of $55.6 million and $159.4 million for the nine months ended September 30, 2023 and 2022, respectively. Cash provided by operating activities reflects the use of $30.9 million and the generation of $39.3 million for working capital in the nine months ended September 30, 2023 and 2022, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2023 decreased $26.2 million to $18.9 million from $45.1 million in the comparable period in the prior year. The decrease was primarily attributable to a decrease of $28.1 million associated with acquisition of businesses.

Financing Activities

Financing activities primarily consist of proceeds from issuance of preferred stock, payment of the preferred stock dividend, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the nine months ended September 30, 2023 increased $25.9 million to $44.6 million, compared to $18.7 million for the nine months ended September 30, 2022. The increase was primarily due to a $6.7 million increase in repurchases of common stock, payment of $8.6 million with respect to the preferred stock dividend, payment of $12.5 million of original issuance discount and $2.0 million in debt issuance costs related to the Sixth Amendment to our Amended and Restated Credit Agreement during the nine months ended September 30, 2023.

Free Cash Flow

Free Cash Flow for the nine months ended September 30, 2023 decreased $175.9 million, to $15.3 million from an inflow of $191.2 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 5 to the table under the heading “Results of Operations—Nine Months Ended September 30, 2023, Compared to Nine Months Ended September 30, 2022.”

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

As of September 30, 2023, we had $414.3 million of variable rate borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.1 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2023.

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s third fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Share Repurchase Program

In October 2020, we announced that our Board of Directors had authorized a $20.0 million share repurchase program. Share repurchases may be made from time to time through and including December 31, 2021, subject to early termination or extension by our Board of Directors. In October 2021, our Board approved an extension and expansion of the share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2022. In October 2022, our Board approved an extension and expansion of the share repurchase program, which allows for the repurchase of $20.0 million of the Company's common stock through December 31, 2023. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations. We did not repurchase any shares of our common stock during the three months ended September 30, 2023. There was $3.0 million remaining available for share repurchases under the Share Repurchase Program as of September 30, 2023.

In November 2023, our Board approved an extension and expansion of the share repurchase program, which allows for the repurchase of $25.0 million of the Company's common stock through December 31, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended September 30, 2023, none of the Company’s directors or executive officers have informed us that they have adopted, modified or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: November 6, 2023	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)