Form 10-K
period 2023-12-31
Emerald Holding, Inc.
filed 2024-03-05
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The New York Stock Exchange on June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, was $61.8 million.

47,804,437 shares of the Registrant’s Common Stock, which were held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2023 have been excluded from this calculation in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of February 29, 2024 was 63,030,742.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the trends and other factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Holding, Inc., formerly known as Emerald Expositions Events, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2023,” which refers to our fiscal year ended December 31, 2023.

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

Our Connections division consists of a collection of leading B2B trade show franchises, which typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time.

Our Content division consists of B2B print publications and digital media products that complement our existing trade show properties. These print and digital media products provide industry specific business news and information across 20 sectors, facilitating year-round customer contact, new customer acquisition and content marketing vehicles.

Our Commerce division offers B2B e-commerce and digital merchandising solutions, serving the needs of manufacturers and retailers through our Elastic Suite and Bulletin platforms, which create a digital year-round transactional platform for use by Emerald’s customers, regardless of location.

We also generate a substantial amount of first-party data across our events, content, and e-commerce platforms. We continue to develop products and processes based on our first-party data assets to enhance the customer experience, by providing actionable insights and measurable results through metrics such as content impressions, lead capture rates, conversion rates and transaction value per customer. Our efforts to provide customers with a clearer picture of the return on investment they receive from Emerald’s events should help incentivize customers to deploy more marketing dollars with Emerald, ultimately driving higher revenue per customer. The data we generate should also create efficiencies within Emerald’s sales efforts by enabling cross-selling of events, content, and e-commerce opportunities, contributing to lower sales costs and higher margins.

Our History

In June 2013, certain investment funds managed by an affiliate of Onex Corporation (such funds, collectively with Onex Partners V LP, “Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions. Since the Onex Acquisition, we have acquired and integrated 26 industry-leading, high-quality events and complementary businesses of various sizes for aggregate consideration of approximately $934 million.

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

As of December 31, 2023, Onex owned 47,058,332 shares of our common stock, representing 74.8% of our outstanding common stock. In addition, as of December 31, 2023, Onex owned 69,718,919 shares of our redeemable convertible preferred stock,which combined, represents 183,697,428 shares of our common stock on an as-converted basis, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 90.5%.

In 2023, we acquired Lodestone Events, the producers of the Overland Expo series of vehicle-based, adventure travel consumer shows throughout the US. Overland Expo is a premier event series for do-it-yourself adventure travel enthusiasts, with hundreds of classes for 4-wheel-drive enthusiasts and adventure motorcyclists, inspirational programs, speakers, and trainers from all over the world. The acquisition supports the Company’s strategic expansion into the growing business to consumer (B2C) event space specifically in high growth markets like the increasing demand for outdoor experiences.

Products and Services

Emerald goes to market across three distinct business lines, Connections, Content and Commerce. Each provides a distinct portfolio of products and services that are integral to Emerald’s growth and profitability.

Connections

Our Connections division consists of our collection of leading B2B trade show franchises, which typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is typically held at least annually, with certain franchises offering multiple editions per year. Our shows are frequently the preeminent event, drawing the highest attendance in their respective industry verticals. As a result, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these qualified buyers makes our trade shows compelling events for our exhibitors, offering them an efficient platform for high quality lead generation. Revenue in this segment is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees.

Our attendees use our shows for a variety of reasons, most notably to fulfill procurement needs, source new suppliers and reconnect with existing suppliers, identify trends, learn about new products and network with industry peers. We believe that these factors help demonstrate that our in-person shows are paramount and difficult to replace. Our portfolio of trade shows is well-balanced and diversified across both industry sectors and customers. The scale and qualified attendance at our trade shows translates into an exceptional value proposition for participants, resulting in a self-reinforcing “network effect,” whereby the participation of high-value attendees and exhibitors drives high participant loyalty and predictable, recurring revenue streams.

We categorize our diversified portfolio of events according to seven industry verticals:

Design, Renovation & Construction

Our Design, Renovation & Construction vertical is targeted toward commercial-scale design and construction, with buyers and sellers frequently transacting in high unit counts for uses in projects such as hotels and senior living facilities. Industries served include kitchen & bath, hospitality, senior living, healthcare, education, general construction and more. Examples of our events produced in this category include:

☐ Boutique Design	☐ Hospitality Design Expo (“HD Expo”)
☐ Environments for Aging Expo & Conference (“EFA”)	☐ ICFF (previously International Contemporary Furniture Fair)
☐ Healthcare Design Expo & Conference (“HCD”)	☐ Kitchen & Bath Industry Show (“KBIS”)
☐ EDspaces	☐ Connecting Point Marketing Group hosted buyer events

Food

Our Food vertical brings together retailers, restaurateurs, and suppliers across specialty food categories, including the fast-growing pizza and Latin specialty food categories. International Pizza Expo is one of the largest events serving this popular sector, and Cocina Sabrosa is the largest and only national Latin food expo in the United States. Examples of our events produced in this category include:

☐ Cocina Sabrosa	☐ Pizza Expo
☐ Pizza & Pasta Northeast

Home, Gift & General Merchandise

Our Home, Gift & General Merchandise vertical connects product manufacturers and retailers through premiere events and insightful content for the market’s most on-trend consumer products and merchandise. Through these invaluable connections and content, Emerald unites a vast global network of buyers and suppliers, offering unparalleled access to one of the world’s most extensive selections of merchandise. Events produced in this category include:

☐ ASD Market Week (“ASD”)	☐ NY NOW
☐ International Gift Exposition in the Smokies (“IGES”)

Technology, Advertising & Marketing

Our Technology, Advertising & Marketing vertical is a market-leading portfolio of events and resources dedicated to advertising and harnessing the power of next-generation digital media and marketing technology. The growing group of business sectors served includes advertising, automotive, intelligent traceability technology, business technology integration, communications, ecommerce, connected home technology, and more. Some examples of our events produced in this category include:

☐ Advertising Week (“AW”)	☐ B2B Marketing Exchange
☐ Commercial Integrator	☐ CEDIA
☐ Digital Dealer	☐ Prosper
☐ Retail Innovation Conference & Expo (“RICE”)	☐ RFID
☐ Total Tech Summit

Industrial

Demonstrating leadership across established and emerging industries through collaborative B2B events and insightful forums. Perhaps the most diverse group of industry sectors served by Emerald, our expertise across the industrial category is unmatched in both content and events. The growing range of business sectors includes photography, security, hospitality, home medical, US Military, paving, fasteners, farming & agricultural supplies largely serving the cannabis industry, and more. Examples of our events produced in this category include:

☐ Campus Safety	☐ MJBiz
☐ Fastener	☐ Security Sales & Integration
☐ Modern Day Marine	☐ National Pavement Expo
☐ Medtrade	☐ reMind
☐ Wedding & Portrait Photographers International

Luxury

Our Luxury vertical provides dynamic and profitable marketplaces that emulate the highest level of artistic expression and showcase the most exceptional curation of upscale, luxury and designer products. Emerald’s luxury market of events unites an elite community of renowned heritage brands, emerging design talent, the finest retailers and award-winning media from around the globe. Examples of our events produced in this category include:

☐ Couture	☐ JA New York
☐ Las Vegas Antique Jewelry & Watch Show	☐ The Original Miami Beach Antique Show (“OMBAS”)

Sports & Outdoor

Our Sports & Outdoor vertical includes industry-leading wholesale and consumer events with globally recognizable brands, highlighting the latest products and innovations and attracting a diverse audience. Our premiere events serve the growing markets of surf, swimwear, lifestyle apparel, winter sports, outdoor recreation and overlanding, mountaineering, adventuring, camping, sports merchandise licensing, and professional sports fan experiences. Examples of our events produced in this category include:

☐ Active Collective	☐ Swim Collective
☐ NBACon	☐ Outdoor Retailer (“OR”)
☐ Overland Expo	☐ Surf Expo
☐ Sports Licensing and Tailgate Show

Content

Our Content division consists of B2B print publications and digital media products that complement our existing trade show properties. These print and digital media products provide industry specific business news and information across 20 sectors, facilitating year-round customer contact, new customer generation and content marketing vehicles. Leveraging our industry-leading trade shows allows us to create unique and timely editorials in the sectors we serve. We plan to continue to invest in product development to ensure our advertisers have new and effective ways to engage our audiences. We are also expanding our content portfolio to support audience acquisition across a wider array of sectors and constituencies served by our trade shows, conferences, and other events. Revenue in this segment primarily consists of advertising sales for industry publications and digital products.

Commerce

Our Commerce division largely offers software-as-a-service technology that enables year-round B2B buying and selling through our Elastic Suite and Bulletin platforms for use by Emerald’s customers, regardless of location. Elastic Suite’s B2B platform bridges the gap between sellers’ order processing systems and allows brands to sell directly to their buyers using print-free digital product catalogs and merchandising technology, enabling brands to increase their efficiency, effectiveness, sustainability and profitability. We believe these platforms will accelerate

Emerald’s strategy to provide 365-day-per-year engagement for our customer base, by expanding our digital commerce capabilities and providing our customers with transactional functionality. Elastic Suite is integrated with leading manufacturers and retailers across numerous industries, most notably in the outdoor, home appliance and electronics, surf, cycling, footwear and sporting goods verticals. Revenue in this segment consists of subscription revenue, implementation fees and professional services.

Reportable Segments

As described in Note 1, Description of Business and Summary of Significant Accounting Policies and Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, effective October 31, 2023, our business is organized into one reportable segment, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker (“CODM”). The CODM evaluates performance based on the results of our Connections, Content and Commerce business lines (collectively, the “three C’s”), which represent our three operating segments. The Connections segment is primarily comprised of Emerald’s trade shows and other live events. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a “Corporate-Level Activities” category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 18, Segment Information. The following discussion provides additional detailed disclosure for the one reportable segments, the “All Other” category and the “Corporate-Level Activity” category:

Connections: This segment includes all of Emerald’s trade shows and other live events that provide exhibitors opportunities to influence their market, engage with significant buyers, generate incremental sales and expand their brand’s awareness in their industry.

All Other: This category consists of Emerald’s remaining operating segments, which provide diverse media services and e-commerce software solutions, but are not aggregated with the reportable segment. Each of operating segments in the All Other category do not meet the criteria to be a separate reportable segment.

Corporate-Level Activity: This category consists of Emerald’s finance, legal, information technology and administrative function.

Competition

The trade show industry is highly fragmented, with approximately 9,400 B2B trade shows held per year in the United States according to the Center for Exhibition Industry Research, of which a majority are owned by industry associations, according to Advanced Market Research. Individual trade shows typically compete for attendees and exhibitors only against the other trade shows that are relevant to their industry vertical. The level of competition each of our trade shows faces therefore varies by industry vertical. In addition, the Elastic Suite platforms compete with several other well-capitalized software-as-a-service technology platforms.

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

Intellectual Property

Our intellectual property and proprietary rights are important to our business and we strategically and proactively develop our portfolio by registering our trademarks and rely primarily on trademark laws to protect our rights. We do not own, but have a license to use, certain trademarks belonging to industry associations in connection with our KBIS and CEDIA Expo. The KBIS license runs through 2043 and the CEDIA Expo license continues in perpetuity. We also license certain intellectual property from the NBA in connection with producing NBA Con. See “Risk Factors—Risks Related to our Intellectual Property and Information Technology” for further discussion relating to our trademarks.

Human Capital Resources

At Emerald, we consider our employees to be the foundation of our growth and success. As such, our future depends in large part on our ability to attract, retain, and motivate qualified and diverse personnel.

As of December 31, 2023, we had 673 full-time employees. Our management team principally works from our New York City headquarters (62 employees) and our Southern California corporate offices (49 employees), with members of our sales team located throughout the United States. As of December 31, 2023, our senior management team was 50% female and our overall employee population was 63% female.

Career development at Emerald is fostered through ongoing employee feedback, performance reviews and employee satisfaction surveys. These surveys regularly solicit employees’ to help Emerald track the progress and well-being of our workforce. In addition to monthly town halls conducted by our CEO, which foster transparent and consistent communication throughout the Company, Emerald hosts an annual company-wide, in-person conference called ACE (Agility, Commitment and Excellence). ACE brings together team members from around the world to reconnect face-to-face, and take part in presentations from top executives and smaller breakout sessions that focus on Emerald’s new business ventures and strategic roadmap. ACE concludes with an employee award presentation which recognizes individuals chosen by their peers as true leaders.

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
•
Opportunities to give back in impactful ways through the Emerald Cares volunteer program and the Annual Volunteer program;
•
On-the-job training, development opportunities, and quality experiences such as sales trainings and formal mentorship programs, which are designed to help all Emerald team members elevate their knowledge, and skills, and to further their careers, and
•
Yearlong wellness program led by a top mindfulness coach; and
•
A manager effectiveness program.

These resources are intended to support the physical, emotional and financial well-being of our employees.

In order to protect our workforce from the outbreak of COVID-19, in March 2020, Emerald transitioned all of our employees to a remote/work-from-home arrangement, and as of November 2021, we permanently adopted a hybrid work structure whereby employees have the flexibility to work from home and come into the office to maximize in-person collaboration. As we have resumed in-person events, we have prioritized the health and safety of our employees as well as our exhibitors and attendees, taking extensive COVID-19 protective measures.

Providing all our employees with the resources to develop their talents, develop their careers and reach their goals is a top priority at Emerald. To enable this, the Company provides numerous opportunities for employees to expand their professional and personal development, including unlimited access to Skillsoft’s online platform which provides continuous learning and career enhancement resources coupled with formal sales development and training from a professional sales coach. In addition, we have implemented a manager effectiveness training program and formalized an employee mentorship program.

Emerald is not involved in any material disputes with our employees and we believe that relations with our employees are good. None of our employees are subject to collective bargaining agreements with unions. However, some facilities where we hold our trade shows require our decorators to use unionized labor.

Commitment to Corporate Sustainability and Governance

Emerald is dedicated to advancing its Environmental, Social and Governance practices across the organization. This commitment and purpose fuels our innovation, drives our collaboration, and creates lasting value for our customers, employees, shareholders, and the communities in which we live, work, and do business. To that end, we are committed to minimizing our environmental impact with the goal of reducing the environmental footprint of our events. In partnership with the global Net Zero Carbon Events initiative, Emerald has taken the Net Zero Carbon Events pledge to chart a path towards net zero carbon emissions by 2050, with an interim goal to reduce greenhouse gas emissions by 50% by 2030. As part of this pledge, we have undertaken efforts to identify and prioritize actions to reduce greenhouse gas emissions, including energy management, water conservation, materials management, food and beverage waste reduction, sustainable procurement, stakeholder management and employee engagement initiatives. Emerald continues to gather and track key event metrics to measure the environmental impact of our events and benchmark success against our pledged goals. We also collaborate with key partners and suppliers throughout the event industry, including venues, hotels, and general service contractors in furtherance of our sustainability initiatives.

Equally important to Emerald is creating an employee experience that fosters the Company’s culture of respect and inclusion. Emerald knows its ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives, and we are committed to developing and fostering a culture of diversity and inclusion. By welcoming the diverse perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. In early 2022, we formed an official Diversity, Equity and Inclusion Committee, made up of employees from throughout the organization, to help Emerald build upon our existing programs and maintain best practices to foster a diverse and inclusive work environment.

Emerald partners with the non-profit OneTen which cultivates economic opportunities for Black talent in the United States with a goal of providing one million jobs to Black individuals within the next ten years. We have also eliminated the college-degree requirement for a range of positions to expand the application process to include candidates with more diverse backgrounds, skills, and experiences. Further, all personnel are required to attend training programs focused on unconscious bias training and interview skills.

In addition to company-wide initiatives, many of our trade shows sponsor ESG related initiatives, such as:

•
Advertising Week Africa’s work with Education Africa resulting in a successful effort to build a security fence around a school for 1200 children;
•
Overland Expo’s fund raising partnership with the Overland Expo Foundation, a not for profit 501(c)(3) that funds organizations and individuals who help protect and advance the overland community.
•
Elastic and Overland Expo’s commitment to B2B print elimination programs. Elastic has dedicated a number of resources related to print savings. This includes the creation of a B2B Print Elimination Whitepaper and, in partnership with Environmental Protection Network, the development of a tool to estimate the global environmental impact of eliminating printed B2B sales catalogues.
•
Participating in The COUTURE Diversity Action Council, which strives to be a catalyst for addressing the issues that have contributed to the lack of diversity within the fine jewelry industry; and
•
Several shows creating networking events for women and diverse speaker forums.

Emerald is committed to sound corporate governance and effective leadership practices to ensure that the Company delivers the best results for its stakeholders. We believe that the composition and professional background of our board and our executive leadership team are well-balanced and position the Company for long term growth.

Insurance

We maintain insurance policies to cover the principal risks associated with our business, including event cancellation, business interruption, workers’ compensation, directors’ and officers’ liability, cyber security, product liability, auto, property, and umbrella and excess liability insurance. All of our insurance policies are with third-party carriers and syndicates with financial ratings of A- or better. We believe the premiums, deductibles, coverage limits and scope of coverage under such policies are reasonable and appropriate for our business. Event cancellation insurance provides coverage that allows us to refund a proportionate share, relative to the compromised enforced attendance reduction or show closure, of the deposits and booth and sponsorship fees paid to us by exhibitors in the event that we are forced to cancel a trade show or other event for reasons covered by the policies, such as natural disasters, terrorism, or venue closures. Business interruption insurance provides further coverage for our office property leases in cases where we are not able to conduct ongoing business, including sales and event planning. The continued availability of appropriate insurance policies on commercially reasonable terms is important to our ability to operate our business and to maintain our reputation.

Our event cancellation insurance policies protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes. Specifically, for the policies covering calendar years 2020 and 2021, these causes included event cancellation caused by the outbreak of communicable diseases, including COVID-19. However, coverage for the outbreak of communicable disease, including COVID-19, is not included in our event cancellation insurance policies for policy years beginning in 2022. In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for our renewed 2024 primary event cancellation insurance policy is $100.0 million. We have also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2024 and Surf Expo Summer 2024 shows, with a coverage limit of approximately $7.6 million and $7.8 million, respectively.

On August 3, 2022, we reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. During the year ended December 31, 2022, we recorded other income, net of $182.8 million related to event cancellation insurance claim and settlement proceeds deemed to be realizable by our management team. All of the other income, net for the year ended December 31, 2022 was received during the period. We received payments of $95.3 million from our insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2021 and we concluded that the receipt of $17.8 million of additional insurance proceeds was realizable as of December 31, 2020. As a result, during the year ended December 31, 2021, we reported other income, net of $77.4 million to recognize the amount that was recovered from the insurance company. Further, in September 2023, we reached an agreement to settle the last remaining outstanding insurance litigation relating to Surf Expo event cancellation insurance for proceeds for $2.8 million.

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

Our business depends upon the ability and willingness of companies to attend our shows, and such attendance is sensitive to general economic conditions and corporate spending patterns. Consequently, in addition to general domestic and global economic conditions affecting our business, certain industry-specific conditions could affect our trade shows, conferences and other events. The longer a recession or economic downturn continues, or the longer a particular industry sector is impacted by macroeconomic headwinds, the more likely it becomes that our customers reduce their marketing and advertising or procurement budgets. Any material decrease in marketing or procurement budgets could reduce the demand for exhibition space or reduce attendance at our trade shows, conferences and other events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Inflationary pressures and increased interest rates could negatively impact demand for exhibition space, attendance at our tradeshows, conferences, events, and profitability

We and our customers may also be adversely affected by the impact of the rise of interest rates and sustained inflationary conditions. Throughout 2022 and the first half of 2023, the Federal Reserve approved almost a dozen interest increases to as high as 5.50% in July 2023. Additionally, inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments as well as increasing our financing costs. While inflation has not historically had a material effect on our business, results of operations, or financial condition, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations and financial condition. Operating expenses, including cost of labor, are impacted to a certain degree by the inflation rate as well.

Our operations, business and financial results have been, and may in the future be, materially impacted by COVID-19 or future public health emergencies, including outbreaks of communicable disease or other public health emergency.

The Company’s operations and operating results were materially impacted by the COVID-19 pandemic, and the actions taken by governments around the world to combat the virus had a significant negative impact on our live events, which depend on our ability to hold such in-person events and the willingness of exhibitors and attendees to attend. These governmental actions included limitations and bans on travel or transportation; limitations on the size of gatherings; closures of work facilities, public buildings and businesses; cancellation of events, including trade shows, conferences and meetings; and quarantines and lockdowns. The pandemic and its consequences forced us to cancel or postpone a substantial portion of our event calendar for 2020 and 2021. If similar actions were to be taken in response to future public health emergencies, our business, operations, and financial results could be negatively impacted. While we operated a full slate of events in both 2022 and 2023, exhibitor participation and attendance at some of our trade shows was still below pre-pandemic levels. The extent to which COVID-19 continues to impact our business, operations, and financial results, including the duration and magnitude of such effects, will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the advent of new variants; government, social and business restrictions on in-person events; the availability, adoption and efficacy of vaccines and treatments; and the effect of the pandemic on short and long term general economic conditions. The impact of

COVID-19 could also cause a long-term reduction in the willingness of exhibitors and attendees to travel to our events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Attendance at our shows could decline as a result of disruptions in global or local travel conditions, such as congestion at airports, adverse weather or fear of communicable diseases such as COVID-19.

The number of attendees and exhibitors at our trade shows may be affected by a variety of factors that are outside our control. Because many attendees and exhibitors travel to our trade shows via airplane, factors that depress the ability or desire of attendees and exhibitors to travel to our trade shows, including, but not limited to, an increased frequency of flight delays or accidents, outbreaks of contagious disease or the potential for infection (including COVID-19 and any new variants), increased costs associated with air travel, the imposition of heightened security standards or bans on visitors from particular countries outside the United States, delays in acquiring visas for travel to the United States, or acts of nature, such as earthquakes, storms and other natural disasters, could have a material adverse effect on our business, financial condition, cash flows and results of operations. While we are generally insured against direct losses resulting from event cancellations due to circumstances outside of our reasonable control, our event cancellation insurance policies for policy years beginning in 2022 do not include coverage for losses due to the outbreak of communicable disease, including COVID-19, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The date and location of a trade show can impact its profitability, prospects and the demand and competition for desirable dates and locations for trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations. However, these reservations are not binding on the facility owners until we execute a definitive contract with the owners and we are not always provided notice before the venue is rented to a third party during the reservation period. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities, such as the move of OR from Denver, Colorado to Salt Lake City, Utah in January 2023, can adversely affect customer behavior. Similarly, significant timing and frequency changes, such as the move of OR Winter Market from January 2024 to November 2024 and the shift from a three-show to two-show format for OR in 2019, can also result in unanticipated customer reactions. Our business has from time to time been negatively impacted by these moves and changes in scheduling. In addition, external factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may weaken the desire of exhibitors and attendees to attend our trade shows held in certain locations, or cause us to move our trade shows.

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

We have historically depended on a concentrated number of our top trade shows to generate a significant portion of our revenues. For the year ended December 31, 2022, which is the last year in which our operations were not materially impacted by the COVID-19 pandemic, our top five shows represented 29% of our total revenues. For the year ended December 31, 2023, these shows generated 28% of our total revenue. While we continue to make efforts to diversify our business, a significant decline in the performance or prospects of any one of our top trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not fully realize the expected results and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.

We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. Recent strategic initiatives include our efforts to (i) implement various sales effectiveness initiatives to improve productivity of our sales efforts, (ii) establish three dedicated divisions focused on Connections, Content and

Commerce, (iii) implement event plans to standardize marketing and sales planning across our event portfolio, (iv) introduce value-based pricing in order to improve transparency and customer satisfaction while driving yield improvement, and (v) enhance our data analytics capabilities to develop new commercial insights. If we are not able to effectively execute on our strategic initiatives, if we do not adequately leverage technology to improve operating efficiencies or if we are unable to develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.

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
•
the cultural, execution, currency, tax and other risks associated with international expansion including our recent acquisition of Advertising Week and any future further expansion; and
•
the risks associated with financing an acquisition, which may involve diluting our existing stockholders, reducing our liquidity or incurring additional debt, which in turn could result in increased debt service costs and/or a requirement to comply with certain financial or other covenants.

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

On December 31, 2021, we completed the acquisition of MJBiz. MJBiz publishes MJBiz Daily, a leading publication addressing business, regulatory, operational, and legal issues relevant to the cannabis and hemp industries, and also sponsors the annual MJBizCon, a trade event and conference for the cannabis industry and an annual educational conference in San Diego for the scientific community focused on research, testing, and lab services in the cannabis industry. Although we do not grow, sell or distribute cannabis products, and sale and distribution of cannabis products are not permitted at MJBiz-sponsored events, our connection with businesses that serve the cannabis industry could subject us to regulatory, financial, operational and reputational risks and challenges.

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

In connection with becoming a public company, we undertook various actions to enable us to develop and maintain effective internal controls, such as building compliance and testing processes, and hiring additional accounting or internal audit staff or consultants. We have hired a third-party service provider to assist us with execution and management of our internal audit function. Testing and maintaining internal control over financial reporting can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate on a timely basis. If we identify any material weaknesses in our internal control over financial reporting and conclude that our internal control over financial reporting is not effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.

Because we no longer qualify as an “emerging growth company” as defined in the JOBS Act as of December 31, 2022, we have increased our legal and financial compliance costs, and management and other personnel are required to divert increased attention from operations and other business matters to devote substantial time to the public company reporting requirements that apply to us as an accelerated filer. If we do not comply with our public reporting requirements, the market price of our stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities, which would result in additional financial and management resources.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and prevent fraud. During the year ended December 31, 2022, we undertook efforts to remediate the material weaknesses. These remediation measures can be time consuming and costly. In order to remediate the material weakness, we have expended resources to enhance the design of our control activities related to the evaluation of the impact of the terms and conditions on the accounting and reporting for preferred stock issuances and recognizing payment obligations payable to third parties upon recognition of insurance claim proceeds.

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

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. The impact of potential new COVID-19 variants or other communicable disease outbreaks on our business, slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that the carrying values of our intangible assets or goodwill exceed their fair values, which could lead to potential impairments that could impact our operating results. For the year ended December 31, 2022, we recorded non-cash goodwill impairments of $6.3 million and non-cash intangible asset impairments of $1.6 million for certain trade names. For the year ended December 31, 2021, we recorded non-cash goodwill impairments of $7.2 million and non-cash intangible asset impairments of $21.0 million and $11.7 million for certain customer relationships and certain trade names, respectively. There can be no assurance that we will not record further impairment charges in future periods.

Changes in our income tax rates or other indirect taxes may affect our future financial results.

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, including the Tax Cuts and Jobs Act enacted in December 2017. The Tax Cuts and Jobs Act introduced significant changes to U.S. income tax law. Accounting for the income tax effects of the Tax Cuts and Jobs Act has required significant judgments and estimates as well as accumulation of information not previously provided for in U.S. tax law. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

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

The loss of key management personnel or other company talent could have an adverse effect on our business.

We rely on certain key management personnel in the operation of our businesses. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our businesses.

Risks Relating to our Indebtedness

Our significant indebtedness could adversely affect our financial condition and limit our ability to raise additional capital to fund our operations.

We have a significant amount of indebtedness. As of December 31, 2023, we had $413.3 million of term loan borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities, with $109.0 million in additional borrowing capacity under the revolving portion of our Amended and Restated Senior Secured Credit Facilities (after giving effect to $1.0 million of outstanding letters of credit).

Our high level of indebtedness could have important consequences to us, including: limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as borrowings under our Amended and Restated Senior Secured Credit Facilities (to the extent not hedged) bear interest at variable rates, including increases or changes resulting from the replacement or unavailability of LIBOR, which could further adversely impact our cash flows; limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; impairing or restricting our ability to repay or refinance borrowings under the Amended and Restated Senior Secured Credit Facilities; impairing our ability to obtain additional financing in the future; and increasing our cost of borrowing.

Any one of these limitations could have a material effect on our business, financial condition, cash flows, results of operations and ability to satisfy our obligations in respect of our outstanding debt.

Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. In addition, provided that no default or event of default (as defined in the Extended Senior Secured Credit Facilities) has occurred and is continuing, we have the option to request to add one or more incremental term loan or revolving credit facilities or increase commitments under the Extended Revolving Credit Facility. As of December 31, 2023, we had $413.3 million of borrowings outstanding under the Extended Term Loan Facility, with $109.0 million in additional borrowing capacity under the Extended Revolving Credit Facility (after giving effect to $1.0 million of outstanding letters of credit). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

The covenants in our Amended and Restated Senior Secured Credit Facilities impose restrictions that may limit our operating and financial flexibility.

Our Amended and Restated Senior Secured Credit Facilities contain, and any future debt agreements may contain, significant restrictions and covenants that limit our ability to operate our business, including restrictions on our ability to incur additional indebtedness; pay dividends, repurchase or redeem our capital stock; prepay, redeem or repurchase specified indebtedness; create certain liens; sell, transfer or otherwise convey certain assets; consolidate, merger or transfer all or substantially all of our assets, make certain investments; engage in transactions with affiliates, and enter into new lines of business. In addition, the Extended Revolving Credit Facility also contains a financial covenant requiring us to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Extended Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder.

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

Regulatory and Technology Risks

We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption to our business, damage to our brands and reputation, legal exposure and financial losses.

We and third parties on our behalf, collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information that is provided to us through registration on our websites or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third-party service providers. Data maintained in electronic form is always subject to the risk of security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity, all of which are continuing to occur in our industry, as well as the industries of our exhibitors, vendors and suppliers. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of our management’s attention, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused and other liabilities. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk (e.g., under the California Consumer Privacy Act), or damage our reputation, including with exhibitors, sponsors and attendees. In addition, we are exposed to potentially heightened liability pursuant to the new SEC disclosure rules regarding material cybersecurity incidents. Exposure as a result of any of the above factors could have a material negative effect on our business and results of operations.

As our business evolves digitally, we are using data more and more in our business operations. A cyber breach or loss of sensitive or valuable data, content or intellectual property could mean a loss of reputation and trust, losses for our shareholders, fines, regulatory reprimands and business interruption. Managing these impacts could be disruptive and could cause reputational damage if handled inadequately.

Our ability to safeguard such personal information, business information, and other sensitive information is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity and invest in protecting and securing our information. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, including as a result of increasingly sophisticated AI tools becoming available. Further, we exercise only limited control over our third-party vendors, which increases our vulnerability to problems with services they provide.

Our information technology systems, including our Enterprise Resource Planning (“ERP”) business management system, could be disrupted.

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

We are subject to governmental regulation including a variety of U.S. and international privacy and consumer protection laws, and any failure to comply with these regulations may have a material negative effect on our business and results of our operations.

We are subject to substantial governmental regulations affecting the use of certain types of data in our business. These include, but are not limited to, data privacy and protection laws, regulations, policies, and contractual obligations that apply to the collection, transmission, storage, security, processing, retention, and use of personally identifiable information or personal data, which among other things, impose certain requirements relating to the privacy and security of such information.

The data protection landscape is rapidly evolving in the United States, the European Union and elsewhere, including the European Union’s General Data Privacy Regulation (“GDPR”). As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. State-specific data privacy laws and regulations continue to evolve and each state imposes different requirements. For example, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents and gives residents the right to bring certain actions against companies. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. Complying with emerging and changing requirements may cause us to incur substantial costs and make enhancements to relevant data practices. Noncompliance could result in significant penalties or legal liability having an adverse effect on our operations and financials.

We do not own certain of the trade shows and events that we operate or certain trademarks associated with some of our shows and therefore rely on ongoing license agreements with certain third parties.

The risks associated with some of our relationships with industry trade associations or other third-party sponsors of our events such as KBIS (which is owned by the National Kitchen and Bath Association), CEDIA, our Military trade shows, and NBA CON, which are the trade shows or events in our portfolio where the trademarks are owned by an industry association or other third party and not by us. Any material disruption to our relationship with these third parties could have a material adverse impact on the revenue stream from these trade shows or events. In addition, any of these third party owners may allege that we have breached a license agreement, whether with or without merit, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect the success of our trade shows’ and events.

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

We have begun to use certain artificial intelligence (“AI”) technologies in our business, and challenges with properly managing its use could result in reputational harm, legal liability, and financial cost.

Uncertainty around new and evolving AI use, including generative AI, may require additional investment to develop responsible use frameworks, develop or license proprietary content and develop new approaches and processes to attribute or compensate content creators, which could be costly. We currently use artificial intelligence applications embedded in third party-platforms on a relatively limited basis. For example, we use Photoshop, which provides AI capabilities in generating or editing images. The use or adoption of new and emerging technologies may increase our exposure to intellectual property claims, and the availability of copyright and other intellectual property protection for AI-generated material is uncertain. While we continue to develop an AI strategy for internal frameworks of use, if we do not properly manage and track AI use, this could result in reputational harm and legal liability resulting in financial cost and expense.

Risks Relating to Ownership of Our Securities

The price of our common stock has fluctuated substantially from time to time and may continue to fluctuate substantially in the future.

Our stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly from historical trading levels as a result of a variety of factors, some of which are beyond our control, such as volatility in the stock markets and the effects of COVID-19. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline in the future as a result. This volatility and the size of Onex’s investment in our equity securities may prevent you from being able to sell your common stock at or above the price you paid for your common stock. Additionally, further declines in our stock price could require further goodwill write-downs.

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

As of December 31, 2023, Onex owned 47,058,332 shares of our common stock, representing 74.8% of our outstanding common stock. In addition, as of December 31, 2023, Onex owned 69,718,919 shares of our redeemable convertible preferred stock. Together, Onex owned shares of our common stock and Onex owned shares of our redeemable convertible preferred stock, on an as-converted basis, represent 183,697,428 shares of our common stock, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and in-kind dividends paid. Onex’s beneficial ownership of our common stock, on an as-converted basis, is approximately 90.5%.

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

The market price of our common stock could decline as a result of sales of a large number of our common stock in the market, or the sale of securities convertible into a large number of our common stock. The perception that these sales could occur may also depress the market price of our common stock. As of December 31, 2023, we had outstanding 71,402,907 shares of redeemable convertible preferred stock with an aggregate liquidation preference of approximately $492.6 million, after accounting for the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. If we do not pay dividends on the redeemable convertible preferred stock in cash, the aggregate accreting return will increase the number of shares of common stock issuable upon the conversion of the redeemable convertible preferred stock, which may result in a further decrease in the market value of our common stock. In addition, the terms of the redeemable convertible preferred stock provide that the conversion price may be reduced, which would result in the shares of redeemable convertible preferred stock being convertible into additional common stock upon certain events, including distributions on our common stock or issuances of additional common stock or equity-linked securities, at a price less than the then-applicable conversion price. The issuance of common stock upon conversion of the redeemable convertible preferred stock would result in immediate dilution to existing holders of our common stock, which dilution could be substantial. In addition, the market price of our common stock may be adversely affected by such factors as whether the market price is near or above the conversion price, which could make conversion of the shares of redeemable convertible preferred stock more likely.

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

Two of our nine directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters. In January 2018, Onex completed its acquisition of SMG Holdings Inc. (“SMG”), a leading global manager of convention centers, stadiums, arenas, theaters, performing arts centers and other venues. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). Certain of our events are staged in ASM managed venues and two of our directors affiliated with Onex are also directors of ASM. In November 2020, Onex committed to invest more than $300 million in Convex

Group Limited (“Convex”). Convex is the lead underwriter of Emerald’s 2022, 2023 and 2024 event cancellation insurance policy.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Cybersecurity is an important part of our overall risk management systems and processes and an area of focus for our Board and management. We have developed and implemented an enterprise-wide information security program designed to identify, protect, detect, and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity and privacy threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools; an internal continuous pen testing program; and a third-party pen testing program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. We also maintain a third-party security program to identify, prioritize, assess, mitigate, and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful. Emerald's third-party security program is designed to mitigate cybersecurity risks associated with external service providers. This program includes conducting rigorous security assessments of potential third-party partners before onboarding, ensuring they meet our high standards for cybersecurity.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use widely adopted risk quantification models including those described in National Institute of Standards and Technology (NIST) special publications as well as the FAIR Institute’s Factor Analysis of Information Risk (FAIR) methodology for Quantifying and Managing Risk to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, red team exercises, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We also engage an external firm to assist in our annual Payment Card Industry Data Security Standard (PCI DSS) self-attestation of compliance, as well as third-party penetration testing of our cardholder environment and related systems. We continuously enhance our cybersecurity measures by providing ongoing training for our employees, including simulated phishing exercises, to ensure they are fully prepared to address potential threats. The results of these assessments are reported to the Audit Committee as discussed below under “--Cybersecurity Governance.”

In the last ten years, we have not experienced any material cybersecurity incidents, and expenses incurred from cybersecurity incidents were immaterial. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – “We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption to our business, damage to our brands and reputation, legal exposure and financial losses,” which is incorporated by reference into this Item 1C.

Cybersecurity Governance

The Board oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats. Specifically, our Audit Committee is responsible for the oversight of risks from cybersecurity threats and receives regular updates from senior management including our Chief Information Officer and Director of Cyber Security, on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. Our cybersecurity protocol requires that the Chair of the Audit Committee and senior management be immediately notified upon any cybersecurity incident.

Our Chief Information Officer, who has over 20 years of experience in the cybersecurity and information security space, leads our global information security team responsible for overseeing the Emerald information security program. We also have a Director of Cyber Security who brings 24 years of experience in the information technology field, including 15 years of direct experience in cybersecurity. In addition, the team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies. This team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol “EEX”. The approximate number of record holders of our common stock on February 29, 2024 was 32. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In November 2023, our Board of Directors approved an extension and expansion of our previously announced share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board of Directors. This approval extends and expands the previously authorized $20.0 million share repurchase program that was effective through December 31, 2023. Share repurchases under the extended plan may be made from time to time through and including December 31, 2024, subject to early termination or extension by our Board of Directors. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

In October 2022, we announced that our Board of Directors had authorized an extension and expansion of our previously authorized $20.0 million share repurchase program through December 31, 2023.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2023, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2023 - October 31, 2023	—	$—	$3.0
November 1, 2023 - November 30, 2023	—	—	25.0
December 1, 2023 - December 31, 2023	—	—	25.0
Total	—

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and our peer groups for the period from December 31, 2018 through December 31, 2023. The comparison assumes an initial investment of $100 at the close of business on December 31, 2018 in our stock and in each of the indices and also assumes the reinvestment of dividends where applicable. This historical performance is not necessarily indicative of future performance.

EEX Total Return v. Index/Peers
EEX
Russell 2000 Index
Exhibition Peers (1)
Business Services Peers (2)
Advertising and Entertainment Peers (3)
Digital Information Services & Research Peers (4)
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/31/2018
6/30/2019
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
6/30/2023
12/31/2023

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
(3)
Advertising and Entertainment Peers include Cinemark Holdings, Inc. and National CineMedia, Inc.
(4)
Digital Information Services & Research Peers include Gartner, Inc., IHS Markit Ltd., John Wiley & Sons, Inc. and Nielsen Holdings plc.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2023, 2022, 2021, 2020 and 2019, and for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, have been derived from our audited consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

		Year Ended December 31,
	2023(1)	2022(1)	2021(1)	2020(1)	2019(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenue	$382.8	$325.9	$145.5	$127.4	$360.9
Other income, net	2.8	182.8	77.4	107.0	6.1
Cost of revenues	137.6	116.5	57.1	57.6	120.2
Selling, general and administrative expenses(2)	168.3	145.0	143.0	118.6	133.4
Depreciation and amortization expense	45.0	59.5	47.6	48.6	52.0
Goodwill impairment charge(3)	—	6.3	7.2	603.4	69.1
Intangible asset impairment charge(4)	—	1.6	32.7	76.8	17.0
Operating income (loss)	34.7	179.8	(64.7)	(670.6)	(24.7)
Interest expense	43.3	24.5	15.9	20.6	30.3
Interest income	8.2	2.7	0.1	0.1	—
Loss on extinguishment of debt(5)	2.3	—	—	—	—
Other expense	—	—	0.1	0.1	—
Loss on disposal of fixed assets	0.2	—	0.4	—	—
(Loss) income before income taxes	(2.9)	158.0	(81.0)	(691.2)	(55.0)
Provision for (benefit from) income taxes	5.3	27.2	(1.3)	(57.6)	(5.0)
Net (loss) income and comprehensive (loss) income	(8.2)	130.8	(79.7)	(633.6)	(50.0)
Accretion to redemption value of redeemable convertible preferred stock(6)	(42.0)	(38.8)	(35.6)	(15.6)	—
Participation rights on if-converted basis	—	(60.2)	—	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(50.2)	$31.8	$(115.3)	$(649.2)	$(50.0)

Net (loss) income per share attributable to common stockholders
Basic	$(0.78)	$0.46	$(1.62)	$(9.09)	$(0.70)
Diluted	$(0.78)	$0.46	$(1.62)	$(9.09)	$(0.70)
Weighted average common shares outstanding
Basic	63,959	69,002	71,309	71,431	71,719
Diluted	63,959	69,148	71,309	71,431	71,719
Dividends declared per common share	$—	$—	$—	$0.0750	$0.2975

Statement of cash flows data:
Net cash provided by (used in) operating activities	$40.3	$175.1	$90.0	$(37.1)	$67.8
Net cash used in investing activities	$(21.0)	$(47.9)	$(131.9)	$(37.3)	$(16.7)
Net cash (used in) provided by financing activities	$(54.2)	$(119.3)	$(22.2)	$360.1	$(62.0)

	As of December 31,
	2023	2022	2021	2020	2019
		(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$204.2	$239.1	$231.2	$295.3	$9.6
Total assets(7)	$1,053.9	$1,098.4	$1,062.4	$1,054.4	$1,471.7
Total debt(8)	$413.3	$415.3	$519.7	$525.2	$535.4
Total liabilities	$649.3	$659.1	$749.5	$659.9	$831.5
(1)
Financial data for the year ended December 31, 2023 includes the results of Lodestone since its acquisition on January 9, 2023. Financial data for the year ended December 31, 2022 includes the results of Bulletin since its acquisition on July 11, 2022 and Advertising Week since its acquisition on June 21, 2022. Financial data for the year ended December 31, 2021 includes the results of MJBiz since its acquisition on December 31, 2021 and Sue Bryce Education and the Portrait Masters since its acquisition on April 1, 2021. Financial data for the year ended December 31, 2020 includes the results of PlumRiver since its acquisition on December 31, 2020 and EDspaces since its acquisition on December 21, 2020. Financial data for the year ended December 31, 2019 includes the results of G3 Communications (“G3”) since its acquisition on November 1, 2019.
(2)
Selling, general and administrative expenses for the years ended December 31, 2023, 2022, 2021, 2020 and 2019 included expenses of $10.5 million, a gain of $14.0 million, and expenses of $9.4 million, $7.0 million, and $6.4 million, respectively, in non-cash contingent consideration remeasurements, and acquisition-related transaction, transition and integration costs, including one-time severance, legal and advisory fees. Also included in selling, general and administrative expenses for the years ended December 31, 2023, 2022, 2021, 2020 and 2019, were stock-based compensation expenses of $7.8 million, $5.8 million, $10.4 million, $6.7 million, and $7.7 million, respectively.
(3)
The goodwill impairments for the year ended December 31, 2022 represent a non-cash impairment charge of $6.3 million in connection with the interim January 31, 2022 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2021, represent a non-cash impairment charge of $7.2 million in connection with our annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2020, represent a non-cash impairment charge of $588.2 million in connection with the interim March 31, 2020 testing of goodwill for impairment and a non-cash impairment charge of $15.2 million for goodwill in connection with our annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2019, represent a non-cash impairment charge of $9.3 million in connection with the interim August 31, 2019 testing of goodwill for impairment and a non-cash impairment charge of $59.8 million for goodwill in connection with our annual October 31 testing of goodwill for impairment.
(4)
The intangible asset impairments for the years ended December 31, 2022, 2021, 2020 and 2019, were recorded to align the carrying value of certain trade name and customer relationship intangible assets with their fair value. No intangible asset impairments were recorded for the year ended December 31, 2023.
(5)
Loss on extinguishment of debt for the year ended December 31, 2023 of $2.3 million was comprised of $2.1 million of original issuance discount (“OID”) related to the Extended Term Loan Facility and $0.2 million of previously capitalized OID and debt issuance costs, allocated to lenders in the syndicate whose balances were extinguished in conjunction with the Term Loan Amendment.
(6)
During the year ended December 31, 2020, we received proceeds of $373.3 million, net of fees and expenses of $17.2 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement (as defined below) and net proceeds of approximately $9.7 million pursuant to the Rights Offering. We used $50.0 million of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Amended and Restated Revolving Credit Facility and expect to use the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. During the years ended December 31, 2023, 2022, 2021 and 2020 we recorded accretion of $42.0 million, $38.8 million, $35.6 million and $15.6 million, respectively, with respect to the redeemable convertible preferred stock, bringing the aggregate accreted carrying value to $497.1 million, $472.4 million, $433.9 million and $398.3 million as of December 31, 2023, 2022, 2021 and

2020, respectively. The accretion is reflected in the calculation of net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders.
(7)
As of December 31, 2023, total assets included goodwill of $553.9 million and intangible assets, net, of $175.1 million. As of December 31, 2022, total assets included goodwill of $545.5 million and intangible assets, net, of $204.8 million. As of December 31, 2021, total assets included goodwill of $514.2 million and intangible assets, net, of $236.7 million. As of December 31, 2020, total assets included goodwill of $404.3 million and intangible assets, net, of $275.0 million. As of December 31, 2019, total assets included goodwill of $980.3 million and intangible assets, net, of $373.8 million.
(8)
As of December 31, 2023, total debt of $413.3 million consisted of $402.9 million of borrowings outstanding under the Extended Term Loan Facility, net of unamortized deferred financing fees of $1.5 million and unamortized original issue discount of $8.9 million, and no borrowings outstanding under the Extended Revolving Credit Facility. As of December 31, 2022, total debt of $415.3 million consisted of $413.9 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $0.8 million and unamortized original issue discount of $0.6 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2021, total debt of $519.7 million consisted of $516.6 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $1.7 million and unamortized original issue discount of $1.4 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2020, total debt of $525.4 million consisted of $521.0 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $2.4 million and unamortized original issue discount of $2.0 million, and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. As of December 31, 2019, total debt of $535.4 million consisted of $525.4 million of borrowings outstanding under the Amended and Restated Term Loan Facility, net of unamortized deferred financing fees of $3.0 million, and unamortized original issue discount of $2.5 million, and $10.0 million of borrowings outstanding under the Amended and Restated Revolving Credit Facility.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2023 and 2022. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023	Dec. 31, 2022	Sept. 30, 2022	Jun. 30, 2022	Mar. 31, 2022
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$101.5	$72.5	$86.5	$122.3	$93.6	$62.4	$71.4	$98.5
Other income, net	—	2.8	—	—	—	151.0	8.1	23.7
Cost of revenues	35.7	25.9	32.8	43.2	33.2	22.7	26.4	34.2
Selling, general and administrative expense	36.1	41.6	41.8	48.8	17.4	48.7	32.3	46.6
Depreciation and amortization expense	9.8	8.8	12.9	13.5	16.5	14.7	14.0	14.3
Goodwill impairment charge	—	—	—	—	—	—	—	6.3
Intangible asset impairment charge	—	—	—	—	—	—	—	1.6
Operating income (loss)	19.9	(1.0)	(1.0)	16.8	26.5	127.3	6.8	19.2
Interest expense	11.8	12.1	11.4	8.0	9.0	6.8	4.8	3.9
Interest income	3.2	1.6	2.3	1.1	1.7	0.8	0.2	—
Loss on extinguishment of debt		—	2.3	—	—	—	—	—
Other (income) expense	(0.1)	0.1	0.1	(0.1)	(0.1)	0.1	—	—
Loss on disposal of fixed assets	—	—	—	0.2	—	—	—	—
Income (loss) before income taxes	11.4	(11.6)	(12.5)	9.8	19.3	121.2	2.2	15.3
Provision for (benefit from) income taxes	29.3	(22.3)	(4.4)	2.7	(3.1)	28.2	2.9	(0.8)
Net (loss) income and comprehensive (loss) income	(17.9)	10.7	(8.1)	7.1	22.4	93.0	(0.7)	16.1
Accretion to redemption value of redeemable convertible preferred stock	(10.8)	(10.7)	(10.4)	(10.1)	(10.1)	(9.9)	(9.6)	(9.2)
Participation rights on if-converted basis	—	—	—	—	(8.2)	(54.7)	—	(4.4)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(28.7)	$0.0	$(18.5)	$(3.0)	$4.1	$28.4	$(10.3)	$2.5

Basic (loss) earnings per share	$(0.45)	$0.00	$(0.29)	$(0.04)	$0.06	$0.42	$(0.15)	$0.04
Diluted (loss) earnings per share	$(0.45)	$0.00	$(0.29)	$(0.04)	$0.06	$0.41	$(0.15)	$0.04
Basic weighted average common shares outstanding	63,601	63,586	62,868	67,280	67,599	68,433	69,816	70,171
Diluted weighted average common shares outstanding	63,601	63,586	62,868	67,280	67,943	68,643	69,816	70,280

Dividend declared per common share	$—	$—	$—	$—	$—	$—	$—	$—

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 26 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management in 2014, ranging from approximately $5.0 million to approximately $120.0 million, excluding the $24.0 million of contingent payment which was not earned by the acquired entity, and annual revenues ranging from approximately $1.3 million to approximately $25.6 million. Historically, we have completed acquisitions at earnings before interest, taxes, depreciation, and amortization (“EBITDA”) purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

Transactions Affecting Recent Periods

Acquisitions

We completed the following acquisitions during the periods presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations:

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
•
Bulletin, Inc. (“Bulletin”) — On July 11, 2022, we acquired substantially all of the assets of Bulletin. Bulletin is an online wholesale market for retail where brands, buyers and designers gather to connect and discover new products.
•
Lodestone Events (“Lodestone”) — On January 10, 2023, we acquired substantially all of the assets of Lodestone. Lodestone is a producer of the Overland Expo series of vehicle-based, adventure travel consumer shows.

We completed the following acquisition in January 2024:

•
Hotel Interactive (“HI”) — On January 19, 2024, we acquired all of the assets of HI. HI produces live events with pre-scheduled appointments and connects decision-makers and suppliers in their respective markets. HI operates 15 events in the hotel, hospitality, food service and healthcare and senior living space.

Refinancing Transactions

On February 2, 2023, our wholly-owned subsidiary, Emerald X, Inc. (“Emerald X”) entered into a Fifth Amendment (the “RCF Amendment”) to its Amended and Restated Credit Agreement (such credit agreement, the “Amended and Restated Credit Agreement”). The RCF Amendment increased the aggregate amount of all revolving commitments under the Amended and Restated Credit Agreement from $100.4 million to $110.0 million. The increased revolving commitments have the same terms as the existing revolving commitments. The RCF Amendment did not change any other material terms of the Amended and Restated Credit Agreement.

On June 12, 2023, (the “Term Loan Amendment Effective Date”), Emerald X entered into a Sixth Amendment (the “Term Loan Amendment”) to its existing Amended and Restated Credit Agreement. The Term Loan Amendment, which was entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, extended the maturity of the term loans outstanding under the Amended and Restated Credit Agreement (such extended term loan facility, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026. The aggregate outstanding principal amount of the Extended Term Loan Facility was approximately $415.3 million as of the Term Loan Amendment Effective Date. The Term Loan Amendment also replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. In addition, the Term Loan Amendment reset scheduled quarterly payments, each equal to 0.25% of the original principal amount of the Extended Term Loan Facility. Further, the Term Loan Amendment modified the prepayment provisions so that, upon the occurrence of a repricing transaction, subject to certain specified exceptions, Emerald X will have to pay a prepayment fee of 2%, in the event of a repricing transaction occurring within the first twelve months after the Term Loan Amendment Effective Date, or 1%, in the event of a repricing transaction occurring on a date that is between twelve months after the Term Loan Amendment Effective Date and eighteen months after the Term Loan Amendment Effective Date. No prepayment premium is payable for prepayments made after the eighteen month anniversary of the Term Loan Amendment Effective Date.

For more information regarding these refinancing transactions, see Note 7, Debt, to the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Redeemable Preferred Stock

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023, and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. During the year ended December 31, 2023, the Company recorded accretion of $16.7 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $492.6 million as of December 31, 2023. During the year ended December 31, 2022, the Company recorded accretion of $31.8 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $475.9 million as of December 31, 2022. During the year ended December 31, 2021, the redeemable convertible preferred stock accumulated $29.8 million worth of dividends, bringing the aggregate accreted liquidation preference to $444.1 million as of December 31, 2021. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividend.

The Company’s Board of Directors approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (the “Preferred Stock” and such dividend, the “Preferred Cash Dividend”) for the periods ending September 30, 2023, and December 31, 2023, respectively, and the Company paid the Preferred Stock Cash Dividend for a total of $17.2 million, or $0.12 per share, to preferred stock holders including Onex-related entities.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•
Impact of COVID-19 — The pandemic spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted our business from mid-March 2020 through the end of fiscal 2021, with live events resuming in the United States beginning late in the second quarter of 2021. While we were able to resume our full schedule of events during 2022 and 2023, the ongoing effects of COVID-19 on our operations continued to negatively affect our financial results and liquidity. In particular, the uncertainty of timing and amount of proceeds from event cancellation insurance caused significant variability in our year to year and quarter to quarter results, which continued throughout 2022 and into the first part of 2023. This variability has affected the comparability of results in these periods to pre-COVID-19 results and may affect comparability in future periods. For more information, see “Risk Factors—Our operations, business and financial results have been, and may in the future be, materially impacted by COVID-19 or future public health emergencies, including outbreaks of contagious disease” and “Liquidity and Capital Resources”.
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

Basis of Presentation

As described in Note 1, Description of Business and Summary of Significant Accounting Policies and Note 18, Segment Information, in the notes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, effective October 31, 2023, our business is organized into a single reportable segment, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker (“CODM”). The CODM evaluates performance based on the results of our Connections, Content and Commerce business lines (collectively, the “three C’s”), which represent our three operating segments. The Connections segment is primarily comprised of Emerald’s trade shows and other live events. Neither of the remaining two operating segments meets the quantitative thresholds to be considered a reportable segment and are included in the “All Other” category. In addition, we have a “Corporate-Level Activities” category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 18, Segment Information.

The following discussion provides additional detailed disclosure for the one reportable segment, the “All Other” category and the “Corporate-Level Activity” category:

•
Connections: This segment includes all of Emerald’s trade shows and other live events that provide exhibitors opportunities to influence their market, engage with significant buyers, generate incremental sales and expand their brand’s awareness in their industry.
•
All Other: This category consists of Emerald’s remaining operating segments, which provide diverse media platforms and services and e-commerce software solutions, but are not aggregated with the reportable segments. Each of the operating segments in the All Other category do not meet the criteria to be a separate reportable segment.
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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see Footnote 6 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022”.

Other Income

We maintain event cancellation insurance to protect against losses due the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes, including losses caused by natural disasters such as hurricanes. While these causes included event cancellation caused by the outbreak of communicable diseases, including COVID-19, for the years ended December 31, 2021 and 2020, Emerald’s renewed event cancellation insurance policies beginning with policy year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. Our Other Income is primarily comprised of received or confirmed event cancellation insurance claim and insurance litigation settlement proceeds.

Cost of Revenues

•
Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 19%, 17%, and 16% of our total cost of revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and 7%, 6%, and 6% of our total revenues for each of the years ended December 31, 2023, 2022 and 2021, respectively.
•
Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 13%, 13%, and 9% of our total cost of revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and 5%, 5%, and 3% of our total revenues for the year ended December 31, 2023, 2022 and 2021, respectively.
•
Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 12%, 11%, and 13% of our total cost of revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and 4%, 4%, and 5% of our total revenues for each of the years ended December 31, 2023, 2022 and 2021, respectively.
•
Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 5%, 6%, and 10% of our total cost of revenues for each of the years ended December 31, 2023, 2022 and 2021, respectively, and 2%, 2%, and 4% of our total revenues for each of the years ended December 31, 2023, 2022 and 2021, respectively.
•
Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 35%, 27%, and 51% of our total cost of revenues for the years ended December 31, 2023, 2022 and 2021, respectively, and 13%, 10%, and 20% of our total revenues for the year ended December 31, 2023, 2022 and 2021, respectively.

Selling, General and Administrative Expenses

•
Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 64%, 72%, and 67% of our total selling, general and administrative expenses for the years ended December 31, 2023, 2022 and 2021, respectively, and 28%, 32%, and 66% of our total revenues for each of the years ended December 31, 2023, 2022 and 2021, respectively.
•
Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Direct trade show costs are recorded in cost of revenues. All other costs are recorded in selling, general and administrative expenses. Miscellaneous expenses represented 36%, 28%, and 33% of our total selling, general and administrative expenses, for the years ended December 31, 2023, 2022 and 2021, respectively, and 16%, 13%, and 32% of our total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to lenders under our Amended and Restated Senior Secured Credit Facilities (as amended, for the portion of the year ended December 31, 2023 after the Term Loan Amendment Effective Date, by the Term Loan Amendment). Interest expense for the years ended December 31, 2022 and 2021, and for the portion of 2023 prior to the Term Loan Amendment Effective Date, principally represented interest paid in respect of our Amended and Restated Senior Secured Credit Facilities (as amended and in effect during the applicable period).

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of three to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. Depreciation expense relates to property and equipment and represented less than 1% of our total revenues for the year ended December 31, 2023, and approximately 1% of our total revenues for each of the years ended December 31, 2022 and 2021.

Income Taxes

Income tax expense consists of U.S. federal, state, local and foreign taxes based on income in the jurisdictions in which we operate.

We record deferred tax charges or benefits primarily associated with our utilization or generation of net operating loss carryforwards and book-to-tax differences related to amortization of goodwill, amortization of intangible assets, depreciation, stock-based compensation charges, 163(j) interest expense limitation and deferred financing costs.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022”.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net (loss) income. For a reconciliation of Adjusted EBITDA to net (loss) income, see Footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022”.

Results of Operations

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2023	2022	Variance $	Variance %
	(dollars in millions)
Statement of (loss) income and comprehensive (loss) income data:
Revenues	$382.8	$325.9	$56.9	17.5%
Other income, net	2.8	182.8	(180.0)	(98.5)%
Cost of revenues	137.6	116.5	21.1	18.1%
Selling, general and administrative expenses(1)	168.3	145.0	23.3	16.1%
Depreciation and amortization expense	45.0	59.5	(14.5)	(24.4)%
Goodwill impairments(2)	—	6.3	(6.3)	(100.0)%
Intangible asset impairments(3)	—	1.6	(1.6)	(100.0)%
Operating income	34.7	179.8	(145.1)	NM
Interest expense	43.3	24.5	18.8	76.7%
Interest income	8.2	2.7	5.5	203.7%
Loss on extinguishment of debt	2.3	—	2.3	100.0%
Loss on disposal of fixed assets	0.2	—	0.2	100.0%
(Loss) income before income taxes	(2.9)	158.0	(160.9)	NM
Provision for income taxes	5.3	27.2	(21.9)	NM
Net (loss) income and comprehensive (loss) income	$(8.2)	$130.8	$(139.0)	NM

Other financial data (unaudited):
Adjusted EBITDA(4)	$97.8	$239.6	$(141.8)	(59.2)%
Free Cash Flow(5)	$28.8	$164.8	$(136.0)	(82.5)%
Organic revenue(6)	$370.1	$323.1	$47.0	14.5%
(1)
Selling, general and administrative expenses for the years ended December 31, 2023 and 2022 included expenses of $10.5 million and a gain of $14.0 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2023 and 2022 were stock-based compensation expenses of $7.8 million and $5.8 million, respectively.
(2)
Goodwill impairments for the year ended December 31, 2022 represents non-cash impairment of $6.3 million in connection with our January 31, 2022 goodwill impairment testing. See Note 6, Intangible Assets and Goodwill, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash goodwill impairments.
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

	Year Ended December 31,
	2023	2022
	(unaudited)
	(dollars in millions)
Net (loss) income	$(8.2)	$130.8
Add (Deduct):
Interest expense, net	35.1	21.8
Loss on extinguishment of debt	2.3	—
Provision for (benefit from) income taxes	5.3	27.2
Goodwill impairments(a)	—	6.3
Intangible asset impairments(b)	—	1.6
Depreciation and amortization expense	45.0	59.5
Stock-based compensation expense(c)	7.8	5.8
Deferred revenue adjustment(d)	—	0.6
Other items(e)	10.5	(14.0)
Adjusted EBITDA	$97.8	$239.6
Deduct:
Event cancellation insurance proceeds	2.8	182.8
Adjusted EBITDA excluding event cancellation insurance proceeds	$95.0	$56.8
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
(d)
Represents deferred revenue acquired in the PlumRiver acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the related contract period, the fair value adjustment of $0.6 million for PlumRiver for the year ended December 31, 2022, would not have been required and the revenues for the year ended December 31, 2022, would have been higher by $0.6 million.
(e)
Other items for the year ended December 31, 2023 included: (i) $2.3 million in gains related to the remeasurement of contingent consideration; (ii) $6.1 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $1.5 million; (iii) $2.6 million in acquisition-related transaction costs and (iv) $4.1 million in non-recurring legal, audit and consulting fees. Other items for the year ended December 31, 2022 included: (i) $33.3 million in gains related to the remeasurement of contingent consideration; (ii) $6.1 million in restructuring-related transition costs, including $3.0 million in non-cash lease abandonment charges; (iii) $3.6 million in transaction costs in connection with certain acquisition transactions; (iv) $1.7 million in non-recurring legal, audit and consulting fees and (iv) $7.9 million in insurance settlement related expenses.
(5)
In addition to net cash provided by operating activities presented in accordance with GAAP, we present Free Cash Flow because we believe it is a useful indicator of liquidity that provides information to our management and investors about the amount of cash generated from our core operations that, after capital expenditures, can be used for the repayment of indebtedness, payment of dividends, repurchases of shares of our common stock and strategic initiatives, including investing in our business and making strategic acquisitions. Free Cash Flow is a supplemental non-GAAP financial measure of liquidity and is not based on any standardized methodology prescribed by GAAP. Free Cash Flow should not be considered in isolation or as an alternative to cash flows from operating activities or other measures determined in accordance with GAAP. Also, Free Cash Flow is not necessarily comparable to similarly titled measures used by other companies.

	Year Ended December 31,
	2023	2022
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$40.3	$175.1
Less:
Capital expenditures	11.5	10.3
Free Cash Flow	$28.8	$164.8
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

	Year Ended December 31,		Change
	2023	2022	$	%
	(unaudited)
	(dollars in millions)
Revenues	$382.8	$325.9	$56.9	17.5%
Add (deduct):
Acquisition revenues	(12.7)	—
Discontinued events	—	(2.8)
Organic revenue	$370.1	$323.1	$47.0	14.5%

Revenues

Total revenues of $382.8 million for the year ended December 31, 2023 increased $56.9 million, or 17.5%, from $325.9 million for the year ended December 31, 2022. See “Connections Segment—Revenues,” and “All Other Category—Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Total other income, net of $2.8 million for the year ended December 31, 2023 decreased $180.0 million, from $182.8 million for the year ended December 31, 2022. See “Connections Segment—Other Income, net” and

“Corporate—Other Income, net” below for a discussion of the factors contributing to the changes in total other income, net.

Cost of Revenues

Total cost of revenues of $137.6 million for fiscal 2023 increased by $21.1 million, or 18.1%, from $116.5 million for fiscal 2022. See “Connections Segment—Cost of Revenues,” and “All Other Category—Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $168.3 million for the year ended December 31, 2023 increased $23.3 million, or 16.1%, from $145.0 million for the year ended December 31, 2022. See “Connections Segment—Selling, General and Administrative Expenses”, “All Other category—Selling, General and Administrative Expenses” and “Corporate—Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $45.0 million for the year ended December 31, 2023 decreased $14.5 million, or 24.4%, from $59.5 million for the year ended December 31, 2022. See “Connections Segment—Depreciation and Amortization Expense,” “All Other Category—Depreciation and Amortization Expense” and “Corporate—Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Goodwill Impairments

As a result of the changes in our operating segments in the first quarter of 2022, we performed a goodwill impairment assessment and recorded a $6.3 million non-cash charge related to the impairment of goodwill as of January 31, 2022. There were no charges related to impairment of goodwill recorded during the year ended December 31, 2023.

Intangible Asset Impairments

As a result of the identification of an interim impairment trigger for one of its indefinite-lived intangible assets during the first quarter of 2022, the Company performed an impairment assessment and recorded a $1.6 million non-cash charge related to the impairment of an indefinite-lived trade name asset as of January 31, 2022. There were no charges related to impairment of intangible assets recorded during the year ended December 31, 2023.

Interest Expense

Total interest expense of $43.3 million for the year ended December 31, 2023 increased $18.8 million, or 76.7%, from $24.5 million for the year ended December 31, 2022. See “Corporate—Interest Expense” below for a discussion of the factors contributing to the changes in total interest expense.

Interest Income

Total interest income of $8.2 million for the year ended December 31, 2023 increased $5.5 million, or 203.7%, from $2.7 million for the year ended December 31, 2022. See “Corporate—Interest Income” below for a discussion of the factors contributing to the changes in total interest income.

Loss on Extinguishment of Debt

See “Corporate—Loss on Extinguishment of Debt” below for a discussion of the factors contributing to the changes in total loss on extinguishment of debt.

Connections Segment

	Year Ended December 31,
	2023	2022	Variance $	Variance %
	(dollars in millions)
Revenues	$340.2	$282.6	$57.6	20.4%
Other income, net	2.8	34.2	(31.4)	(91.8)%
Cost of revenues	128.0	106.9	21.1	19.7%
Selling, general and administrative expenses	79.4	77.2	2.2	2.8%
Depreciation and amortization expense	34.8	50.7	(15.9)	(31.4)%
Goodwill impairments	—	6.0	(6.0)	NM
Intangible asset impairments	—	1.6	(1.6)	NM
Operating income	$100.8	$74.4	$26.4	35.5%

Revenues

During the year ended December 31, 2023, revenues for the Connections segment of $340.2 million increased by $57.6 million, or 20.4% from $282.6 million for the year ended December 31, 2022. The primary driver of the increase was organic revenue growth of $47.7 million, or 17.0%, from $279.8 million in fiscal year 2022 to $327.5 million in the current year. This growth was comprised of a recurring revenues increase of $41.8 million, or 15.0%, to $320.6 million in the current year from $278.8 million in fiscal year 2022 and $5.9 million from new event launches in the current year. Acquisitions generated incremental revenues of $12.7 million during fiscal year 2023. These increases were partially offset by $2.8 million in prior year revenues from discontinued events.

Other Income, net

Other income, net of $2.8 million and $34.2 million was recorded for the Connections segment related to event cancellation insurance proceeds during the years ended December 31, 2023 and 2022, respectively. All of the $2.8 million and $34.2 million of other income, net, for the Connections segment was received during the years ended December 31, 2023 and 2022, respectively.

Cost of Revenues

During the year ended December 31, 2023, cost of revenues for the Connections reportable segment increased $21.1 million, or 19.7%, to $128.0 million from $106.9 million for the year ended December 31, 2022. This growth was comprised of an increase in cost of recurring revenues of $10.8 million, or 10.3%, to $115.0 million in the current year from $104.2 million in fiscal year 2022, and an increase of $5.7 million in cost of revenues from new event launches in the current year. Acquisitions generated incremental cost of revenues of $6.3 million during fiscal year 2023. These increases were partially offset by a decrease of $1.7 million from prior year cost of revenues relating to discontinued events.

Selling, General and Administrative Expenses

During the year ended December 31, 2023 selling, general and administrative expenses for the Connections reportable segment increased $2.2 million, or 2.8%, to $79.4 million from $77.2 million for the comparable period in 2022. The increase was primarily due to the acquisition of Lodestone, which added incremental expense of $2.1 million.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Connections segment of $34.8 million for the year ended December 31, 2023 decreased $15.9 million, or 31.4%, from $50.7 million for the year ended December 31, 2022. The decrease was due to the full amortization of intangible assets acquired in the formation of Emerald in June 2013 as well as lower amortization on the definite-lived trade name and customer relationship intangible assets associated with the MJBiz acquisition.

Goodwill Impairments

During 2022, the Company recorded non-cash goodwill impairments of $6.0 million in connection with reporting units under the Connections segment in relation to its annual impairment assessment. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairments, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with our 2022 annual impairment assessment, we recorded a non-cash impairment charge of $1.6 million for intangible assets related to the Connections segment. Refer to the consolidated intangible assets impairment discussion under the heading, Intangible Asset Impairments, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

All Other Category

	Year Ended December 31,
	2023	2022	Variance $	Variance %
	(dollars in millions)
Revenues	$42.6	$43.3	$(0.7)	(1.6)%
Cost of revenues	9.6	9.6	-	NM
Selling, general and administrative expenses	29.4	34.2	(4.8)	(14.0)%
Depreciation and amortization expense	7.2	4.3	2.9	67.4%
Goodwill impairments	—	0.3	(0.3)	(100.0)%
Operating loss	$(3.6)	$(5.1)	$1.5	NM

Revenues

During the year ended December 31, 2023, revenue attributable to the All Other category of $42.6 million decreased by $0.7 million, or 1.6%, from $43.3 million for the year ended December 31, 2022. The decrease in revenues was comprised of a $4.4 million, or 15.8% and a decrease in content revenues to $23.5 million in the current year from $27.9 million in fiscal year 2022, primarily related to lower print and digital advertising revenues in the technology sector, partially offset by a $3.7 million, or 24.0%, increase in commerce revenues to $19.1 million in the current year from $15.4 million in fiscal year 2022. The increase in commerce revenues was attributable to the continued growth of the Elastic Suite e-commerce business.

Cost of Revenues

During the year ended December 31, 2023, cost of revenues attributable to the All Other category remained flat compared to the prior year at $9.6 million. Cost of revenues related to our content business of $4.7 million during the current year decreased by $0.4 million, or 7.8%, from $5.1 million in fiscal year 2022 primarily as a result of the lower revenues described above. This decline was offset by cost of revenues related to our commerce business of $4.9 million during the current year, which increased $0.4 million, or 8.9%, from $4.5 million in fiscal year 2022. The increase in commerce cost of revenues was attributable to the continued growth of the Elastic Suite e-commerce business.

Selling, General and Administrative Expenses

During the year ended December 31, 2023, selling, general and administrative expenses for the All Other category of $29.4 million decreased by $4.8 million, or 14.0%, from $34.2 million for the year ended December 31, 2022. The decrease in selling, general and administrative expense was primarily driven by lower salary and benefits, contractual labor and consulting expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $7.2 million for the year ended December 31, 2023 increased $2.9 million, or 67.4%, from $4.3 million for the year ended December 31, 2022. The increase was due to higher amortization of software development costs related to our commerce business.

Goodwill Impairments

During 2022, the Company recorded non-cash goodwill impairments of $0.3 million in connection with reporting units under the All Other category in relation to its annual impairment assessment. Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairments, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Corporate

	Year Ended December 31,
	2023	2022	Variance $	Variance %
	(dollars in millions)
Other income, net	$—	$148.6	$(148.6)	NM
Selling, general and administrative expenses	59.5	33.6	25.9	77.1%
Depreciation and amortization expense	3.0	4.5	(1.5)	(33.3)%
Operating (loss) income	$(62.5)	$110.5	$(173.0)	NM

Other Income, net

During the year ended December 31, 2022, other income, net for the Corporate category was $148.6 million and was related to a one-time insurance litigation settlement. The one-time settlement payment was not specifically attributable to any of our outstanding event cancellation insurance claims and therefore was not recorded at the segment level.

Selling, General and Administrative Expenses

During the year ended December 31, 2023, selling, general and administrative expenses of $59.5 million for the Corporate category increased by $25.9 million, or 77.1%, from $33.6 million for the year ended December 31, 2022. The increase in selling, general and administrative expense was primarily driven by the impact in the current year of $33.3 million in prior year non-cash gains related to the remeasurement of contingent consideration liabilities, partially offset by a decrease of $7.9 million relating to insurance litigation settlement expenses incurred in fiscal year 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to the Corporate category of $3.0 million for the year ended December 31, 2023 decreased $1.5 million, or 33.3%, from $4.5 million for the year ended December 31, 2022. The decrease was related to lower loss on disposal of fixed assets related to office closures which occurred in fiscal year 2022.

Interest Expense; Interest Income; Loss on Extinguishment of Debt; Provision for Income Taxes; Net (Loss) Income and Comprehensive (Loss) Income; Adjusted EBITDA

Interest Expense

Interest expense of $43.3 million for the year ended December 31, 2023 increased $18.8 million, or 76.7%, from $24.5 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in the variable interest rate on the term loan portion of our Amended and Restated Senior Secured Credit Facilities (as amended by the Term Loan Amendment), for which the average rate during 2023 was 8.98%, compared to 4.26% during 2022.

Interest Income

Interest income of $8.2 million for the year ended December 31, 2023 increased $5.5 million, from $2.7 million for the year ended December 31, 2022. The increase was primarily attributable to an increase in our cash balance due to the receipt of event cancellation insurance claim and insurance litigation settlement proceeds at the end of 2022 as well as rising interest rates throughout fiscal year 2023.

Loss on Extinguishment of Debt

Loss on extinguishment of debt of $2.3 million was recognized during the year ended December 31, 2023 as a result of the Term Loan Amendment on June 12, 2023. The loss on extinguishment of debt was comprised of $2.1 million of original issuance discount (“OID”) related to the Extended Term Loan Facility and $0.2 million of previously capitalized OID and debt issuance costs, allocated to lenders in the syndicate whose balances were extinguished in conjunction with the Term Loan Amendment.

Provision for Income Taxes

For the years ended December 31, 2023 and 2022, we recorded a provision for income taxes of $5.3 million and $27.2 million, respectively. The decrease in our provision for income taxes of $21.9 million for the year ended December 31, 2023 compared to the prior year was primarily attributable to the impact of lower other income, net from event cancellation insurance claim and insurance litigation settlement proceeds during 2023, partially offset by higher income generated by our operations.

Net (Loss) Income and Comprehensive (Loss) Income

Net loss and comprehensive loss of $8.2 million for the year ended December 31, 2023 decreased $139.0 million from net income and comprehensive income of $130.8 million for the year ended December 31, 2022. The key drivers of the decrease were lower other income, net related to event cancellation insurance claim and insurance litigation settlement proceeds and higher interest expense, net, offset in part by higher revenues as a result of the continued recovery from the COVID-19 pandemic and business acquisitions, lower provision for income taxes, lower depreciation and amortization expense and the absence of any goodwill and intangible asset impairment charges during 2023.

Adjusted EBITDA

Total Adjusted EBITDA of $97.8 million for the year ended December 31, 2023 decreased $141.8 million, or 59.2%, from $239.6 million for the year ended December 31, 2022. The decrease in Adjusted EBITDA was primarily attributable to lower other income, net related to the decrease in event cancellation insurance claim and insurance litigation settlement proceeds received during 2023, partially offset by the increased profits generated from our legacy business as it continues to recover from the impacts of the COVID-19 pandemic and profits generated by our recent acquisitions.

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022”.

Results of Operations

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Statement of income (loss) and comprehensive income (loss) data:
Revenues	$325.9	$145.5	$180.4	124.0%
Other income	182.8	77.4	105.4	136.2%
Cost of revenues	116.5	57.1	59.4	104.0%
Selling, general and administrative expenses(1)	145.0	143.0	2.0	1.4%
Depreciation and amortization expense	59.5	47.6	11.9	25.0%
Goodwill impairments(2)	6.3	7.2	(0.9)	(12.5)%
Intangible asset impairments(3)	1.6	32.7	(31.1)	(95.1)%
Operating income (loss)	179.8	(64.7)	244.5	NM
Interest expense	24.5	15.9	8.6	54.1%
Interest income	2.7	0.1	2.6	2600.0%
Other expense	—	0.1	(0.1)	(100.0)%
Loss on disposal of fixed assets	—	0.4	(0.4)	NM
Income (loss) before income taxes	158.0	(81.0)	239.0	(295.1)%
Provision for (benefit from) income taxes	27.2	(1.3)	28.5	(2192.3)%
Net income (loss) and comprehensive income (loss)	$130.8	$(79.7)	$210.5	(264.1)%

Other financial data (unaudited):
Adjusted EBITDA(4)	$239.6	$44.1	$195.5	443.3%
Free Cash Flow(5)	$164.8	$83.4	$81.4	NM
Organic Revenue (6)	$205.1	$145.5	$59.6	41.0%
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
(2)
Goodwill impairments for the year ended December 31, 2022 represent non-cash impairments of $6.3 million in connection with our January 31, 2022 goodwill impairment testing. Goodwill impairments for the year ended December 31, 2021 represents non-cash impairment of $7.2 million in connection with our October 31, 2021 goodwill impairment testing. See Note 6, Intangible Assets and Goodwill, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash goodwill impairments.
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

	Year Ended December 31,
	2022	2021
	(unaudited)
	(dollars in millions)
Net income (loss)	$130.8	$(79.7)
Add (Deduct):
Interest expense, net	21.8	15.8
Provision for (benefit from) income taxes	27.2	(1.3)
Goodwill impairments(a)	6.3	7.2
Intangible asset impairment(b)	1.6	32.7
Depreciation and amortization expense	59.5	47.6
Stock-based compensation expense(c)	5.8	10.4
Deferred revenue adjustment(d)	0.6	2.0
Other items(e)	(14.0)	9.4
Adjusted EBITDA	$239.6	$44.1
Deduct:
Event cancellation insurance proceeds	182.8	77.4
Adjusted EBITDA excluding event cancellation insurance proceeds	$56.8	$(33.3)

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
(d)
Represents deferred revenue acquired in the PlumRiver acquisition that was marked down to the acquisition date fair value due to purchase accounting rules. If the business had been continuously owned by us throughout the years presented, the fair value adjustments of $0.6 million and $2.0 million for PlumRiver for the years ended December 31, 2022 and 2021, respectively, would not have been required and the revenues for the years ended December 31, 2022 and 2021, would have been higher by $0.6 million and $2.0 million, respectively.
(e)
Other items include amounts our management believes are not representative of our core operations. Other items for the year ended December 31, 2022 included: (i) $33.3 million in non-cash gains related to the remeasurement of contingent consideration; (ii) $6.1 million restructuring-related transition costs, including $3.0 million in non-cash lease abandonment charges; (iii) $1.7 million in non-recurring legal, audit and consulting fees; (iv) $3.6 million in transaction costs, primarily in connection with the MJBiz, Advertising Week, Bulletin and Lodestone acquisitions and (v) $7.9 million in insurance settlement related expenses. Other items for the year ended December 31, 2021 included: (i) $3.1 million in restructuring-related transition costs, including one-time severance expense of $1.3 million and costs associated with lease abandonment of $1.2 million; (ii) $1.7 million in non-recurring legal, audit and consulting fees; (iii) $1.4 million in transaction costs in connection with certain acquisition transactions; (iv) $1.0 million in insurance settlement related expenses and (iv) $2.2 million in expense related to the remeasurement of contingent consideration.
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

	Year Ended December 31,		Change
	2022	2021	$	%
	(unaudited)
	(dollars in millions)
Revenues	$325.9	$145.5	$180.4	124.0%
Add (deduct):
Acquisition revenues	(44.8)	—
COVID-19 cancellations(1)	(76.0)	—
Organic revenues	$205.1	$145.5	$59.6	41.0%
(1)
Represents the increase in 2022 revenues attributable to events that staged in the current year and were cancelled due to COVID-19 in the prior year.

Revenues

Total revenues of $325.9 million for the year ended December 31, 2022 increased $180.4 million, or 124.0%, from $145.5 million for the year ended December 31, 2021. See “Connections Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Total other income, net of $182.8 million for fiscal 2022 increased by $105.4 million, from $77.4 million for fiscal 2021. See “Connections Segment – Other Income, net”, “All Other Category – Other Income, net” and “Corporate – Other Income, net” below for a discussion of the factors contributing to the changes in total other income, net.

Cost of Revenues

Total cost of revenues of $116.5 million for fiscal 2022 increased by $59.4 million, or 104.0%, from $57.1 million for fiscal 2021. See “Connections Segment – Cost of Revenues,” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $145.0 million for the year ended December 31, 2022 increased $2.0 million, or 1.4%, from $143.0 million for the year ended December 31, 2021. See “Connections Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expenses” and “Corporate—Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $59.5 million for the year ended December 31, 2022 increased $11.9 million, or 25.0%, from $47.6 million for the year ended December 31, 2021. See “Connections Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

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

Connections Segment

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Revenues	$282.6	$106.7	$175.9	164.9%
Other income	34.2	77.4	(43.2)	(55.8)%
Cost of revenues	106.9	51.2	55.7	108.8%
Selling, general and administrative expenses	77.2	53.0	24.2	45.7%
Depreciation and amortization expense	50.7	42.2	8.5	20.1%
Goodwill impairments	6.0	7.0	(1.0)	(14.3)%
Intangible asset impairments	1.6	32.7	(31.1)	(95.1)%
Operating income (loss)	$74.4	$(2.0)	$76.4	NM

Revenues

During the year ended December 31, 2022, revenues for the Connections segment of $282.6 million increased by $175.9 million, or 164.9% from $106.7 million for the year ended December 31, 2021. The primary driver of the increase was $76.0 million from events that staged in 2022 but were cancelled in 2021 due to COVID-19. In addition, recurring revenues increased by $51.7 million, or 50.2%, from $102.9 million in fiscal year 2021 to $154.6 million in the fiscal year 2022 and new launches generated revenues of $6.6 million. New acquisitions generated incremental revenues of $41.6 million during fiscal year 2022.

Other Income

Other income of $34.2 million was recorded for the Connections segment related to event cancellation insurance proceeds during the year ended December 31, 2022. All $34.2 million was received during 2022.

Other income of $77.4 million was recorded for the Connections segment related to event cancellation insurance proceeds during the year ended December 31, 2021. All $57.5 million was received during 2021.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues for the Connections reportable segment increased $55.7 million, or 108.8%, to $106.9 million from $51.2 million for the year ended December 31, 2021. The primary driver of the increase was cost of revenues of $23.8 million from events that staged in 2022 but were cancelled in 2021 due to COVID-19. In addition, recurring cost of revenues increased by $12.5 million, or 27.8%, from $44.9 million in fiscal year 2021 to $57.4 million in fiscal year 2022 and new launches generated cost of revenues of $4.8 million. New acquisitions generated incremental cost of revenues of $14.6 million during fiscal year 2022.

Selling, General and Administrative Expenses

During the year ended December 31, 2022 selling, general and administrative expenses for the Connections reportable segment increased $24.2 million, or 45.7%, to $77.2 million from $53.0 million for 2021. The increase was primarily related to higher compensation, benefits, travel and promotional expense attributable to resuming a full schedule of events in 2022 and higher sales commissions and credit card fees related to higher revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Connections segment of $50.7 million for the year ended December 31, 2022 increased $8.5 million, or 20.1%, from $42.2 million for the year ended December 31, 2021. The increase was due to higher amortization on the definite-lived trade name and customer relationship intangible assets associated with the MJBiz and Advertising Week acquisitions.

Goodwill Impairments

During the first quarter of 2022, we recorded non-cash goodwill impairment charges of $6.0 million in connection with reporting units under the Connections segment in relation to our interim impairment assessment.

In connection with our 2021 annual impairment assessment, we recorded a $7.0 million non-cash goodwill impairment charge related to reporting units under the Connections segment.

Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairments, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Intangible Asset Impairments

In connection with our 2022 interim impairment assessment, we recorded a non-cash impairment charge of $1.6 million for intangible assets related to the Connections segment.

In connection with our 2021 annual impairment assessment, we recorded a non-cash impairment charge of $32.7 million for intangible assets related to the Connections segment.

All Other Category

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Revenues	$43.3	$38.8	$4.5	11.6%
Cost of revenues	9.6	5.9	3.7	62.7%
Selling, general and administrative expenses	34.2	28.4	5.8	20.4%
Depreciation and amortization expense	4.3	3.1	1.2	38.7%
Goodwill impairments	0.3	0.2	0.1	NM
Operating (loss) income	$(5.1)	$1.2	$(6.3)	NM

Revenues

During the year ended December 31, 2022, revenues for the All Other category of $43.3 million increased by $4.5 million, or 11.6%, from $38.8 million for the year ended December 31, 2021. Revenues related to our commerce business of $15.4 million during fiscal year 2022 increased by $4.4 million, or 39.4%, from $11.0 million in fiscal year 2021, as a result of growth in our Elastic Suite e-commerce business and revenues related to our content business of $27.9 million during fiscal year 2022 increased by $0.2 million, or 0.7%, from $27.7 million in fiscal year 2021.

Cost of Revenues

During the year ended December 31, 2022, cost of revenues for the All Other category of $9.6 million increased by $3.7 million, or 62.7%, from $5.9 million for the year ended December 31, 2021. Cost of revenues related to our commerce business of $4.5 million during fiscal year 2022 increased by $3.3 million, or 275.0%, from $1.2 million in fiscal year 2021 due to the continued growth of our Elastic Suite e-commerce business and cost of revenues related to our content business of $5.1 million during fiscal year 2022 increased by $0.4 million, or 8.5%, from $4.7 million in fiscal year 2021.

Selling, General and Administrative Expenses

During the year ended December 31, 2022, selling, general and administrative expenses for the All Other category of $34.2 million increased by $5.8 million, or 20.4%, from $28.4 million for the year ended December 31, 2021. The increase was primarily attributable to higher compensation, benefits, travel and consulting expense attributable to the continued ramp of our commerce business.

Depreciation and Amortization Expense

During the year ended December 31, 2022, depreciation and amortization expense for the All Other category of $4.3 million increased $1.2 million, or 38.7%, from $3.1 million for the year ended December 31, 2021. The increase was due to higher amortization of software development costs related to our commerce business.

Goodwill Impairments

During the year ended December 31, 2022, we recorded $0.3 million in non-cash goodwill impairment charges in connection with reporting units under the All Other category in relation to our interim impairment assessment.

During the year ended December 31, 2021, we recorded $0.2 million in non-cash goodwill impairment charges in connection with reporting units under the All Other category in relation to our annual impairment assessment.

Refer to the consolidated goodwill impairment discussion under the heading, Goodwill Impairment, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on goodwill impairment.

Corporate

	Year Ended December 31,
	2022	2021	Variance $	Variance %
	(dollars in millions)
Other income, net	$148.6	$—	$148.6	NM
Selling, general and administrative expenses	33.6	61.6	(28.0)	(45.5)%
Depreciation and amortization expense	4.5	2.3	2.2	95.7%
Operating income (loss)	$110.5	$(63.9)	$174.4	(272.9)%

Other Income, net

During the year ended December 31, 2022, other income, net for the Corporate category was $148.6 million and was related to a one-time insurance litigation settlement. The one-time settlement payment was not specifically attributable to any of our outstanding event cancellation insurance claims and therefore was not recorded at the segment level.

Selling, General and Administrative Expenses

During the year ended December 31, 2022, selling, general and administrative expenses of $33.6 million for corporate-level activity decreased by $28.0 million, or 45.5%, from $61.6 million for the year ended December 31, 2021. The decrease in selling, general and administrative expense was primarily driven by $33.3 million in non-cash gains related to the remeasurement of contingent consideration liabilities.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to corporate-level activity of $4.5 million for the year ended December 31, 2022 increased $2.2 million, or 95.7%, from $2.3 million for the year ended December 31, 2021. The increase was related to loss on disposal of fixed assets related to office closures which occurred in fiscal year 2022.

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

Interest Income

Interest income of $2.7 million for the year ended December 31, 2022 increased $2.6 million, from $0.1 million for the year ended December 31, 2021. The increase was primarily attributable to an increase in our cash balance due to the receipt of event cancellation insurance claim and insurance litigation settlement proceeds as well as rising interest rates throughout 2022.

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

Net Income (Loss) and Comprehensive Income (Loss)

Net income and comprehensive income of $130.8 million for the year ended December 31, 2022 increased $210.5 million from net loss and comprehensive loss of $79.7 million for the year ended December 31, 2021. The key drivers of the increase in net income and comprehensive income were the higher revenues attributable to executing a full schedule of events in 2022, the increase in other income, net related to event cancellation insurance claim and insurance litigation settlement proceeds during 2022 and decreases in non-cash goodwill and intangible asset impairment charges, partly offset by higher cost of revenues, depreciation and amortization and interest expenses as well as the increase in provision for income taxes described above.

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

Impact of COVID-19 Pandemic and Related Insurance Coverage

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented in the United States and throughout the world significantly impacted Emerald’s business from mid-March 2020 through the end of fiscal year 2021. Late in the second quarter of 2021, we began to see positive impacts of successful vaccination rollouts in many countries, with social distancing restrictions easing and live events resuming in the United States. In the second half of 2021, Emerald’s live events business experienced a meaningful restart with the successful execution of 56 in-person events, serving more than 129,000 attendees and 7,500 exhibiting companies. We have since been able to stage a full slate of events in each of 2022 and 2023, successfully trading 124 and 141 in-person events, respectively, and serving approximately 393,000 and 516,000 attendees and 17,800 and 21,000 exhibiting companies, respectively. While we have been able to resume our full schedule of events, the ongoing effects of COVID-19 on our operations have had, and may continue to have, a negative impact on our financial results and liquidity. The assumptions used to estimate our liquidity are subject to greater uncertainty because we cannot predict with certainty when event exhibitors and attendees will attend our events in numbers similar to pre-pandemic editions. Therefore, current estimates of revenues and the associated impact on liquidity could differ significantly in the future.

On August 3, 2022, we reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. During the years ended December 31, 2023, 2022 and 2021, we recorded other income, net of $2.8 million, $182.8 million and $77.4 million, respectively, related to event cancellation insurance claim and settlement proceeds deemed to be realizable by our management. All such amounts were received during the respective periods in which they were recorded.

Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Specifically, for the policies covering calendar years 2021 and 2020, Emerald was insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. However, Emerald’s renewed event cancellation insurance policies for the policy years beginning in 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for our renewed 2023 and 2022 primary event cancellation insurance policy is $100.0 million for each year, if losses arise for reasons within the scope of these policies. We also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2023 and Surf Expo Summer 2023 shows, with a coverage limit of $8.4 million and $6.9 million for each respective event. We have obtained similar coverage for events to be staged during 2024.

Credit Facility Amendments

On February 2, 2023, Emerald X entered into a Fifth Amendment (the “RCF Amendment”) to its Amended and Restated Credit Agreement, which amended the previously existing Amended and Restated Credit Agreement, dated as of May 22, 2017, as amended prior to the date of the RCF Amendment. The RCF Amendment increased the aggregate amount of all revolving commitments under the Amended and Restated Credit Agreement from $100.4 million to $110.0 million (such facility, as amended by the RCF Amendment, the “Extended Revolving Credit Facility”). The increased revolving commitments have the same terms as the existing revolving commitments. The RCF Amendment did not change any other material terms of the Amended and Restated Credit Agreement.

On June 12, 2023, Emerald X entered into a Sixth Amendment (the “Term Loan Amendment”) to the Amended and Restated Credit Agreement, The Term Loan Amendment extended the maturity of the term loans outstanding under the Amended and Restated Credit Agreement (the extended term loan facility, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026. The Term Loan Amendment replaced the interest rate applicable to the term loans under the Amended and Restated Credit Agreement with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans under the Amended and Restated Credit Agreement was a rate equal to, at the option of Emerald X (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The Term Loan Amendment additionally reset scheduled quarterly payments, each equal to 0.25% of the original principal amount of the Extended Term Loan Facility.

As of December 31, 2023, we had $402.9 million of borrowings outstanding under the Extended Term Loan Facility, which was recorded net of unamortized discount of $8.9 million, and net of unamortized deferred financing fees of $1.5 million. Borrowings under our Extended Term Loan Facility are subject to mandatory prepayments under specified circumstances, including 50% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights). If these thresholds are triggered, we would be required to make these mandatory prepayments. See “—Long-Term Debt” below for more detail regarding the terms of our Amended and Restated Senior Secured Credit Facilities.

Based on our return to positive operating cash flows, current cash position and assumptions regarding the impact of COVID-19, as well as revolving commitments available to us under the Amended and Restated Senior Secured Credit Facilities, we believe that our current financial resources will be sufficient to fund the Company's liquidity requirements for the next twelve months.

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

Each share of our outstanding redeemable convertible preferred stock accumulates dividends at a rate per annum equal to 7% of the accreted liquidation preference, which compounds quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at our option, may be paid either in cash or by adding to the accreted liquidation preference. For each of the quarterly periods ended September 30, 2023 and December 31, 2023, we elected to pay dividends on the redeemable convertible preferred stock in cash. The aggregate amount of such dividends was $8.6 million in each of the quarterly periods ended September 30 and December 31, 2023. We may elect the form of future quarterly dividends on a quarter-by-quarter basis. There can be no assurance that we will continue to pay such quarterly dividends in cash in future periods.

Share Repurchases

In November 2023, our Board of Directors approved an extension and expansion of our previously-announced share repurchase program, allowing for the repurchase of up to $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board of Directors. This approval extends and expands the previously authorized $20.0 million share repurchase program that was effective through December 31, 2023. Share repurchases under the extended plan may be made from time to time through and including December 31, 2024, subject to early termination or extension by our Board of Directors. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

We repurchased an aggregate of 5,064,140 shares of common stock for $16.9 million under the share repurchase program during the year ended December 31, 2023. There was $25.0 million remaining available for share repurchases under the share repurchase program as of December 31, 2023.

During the year ended December 31, 2022, we repurchased an aggregate of 2,882,841 shares of common stock for $10.4 million under the repurchase program as then in effect.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2023	2022	2021
	(unaudited)
Statement of Cash Flows Data	(dollars in millions)
Net cash provided by operating activities	$40.3	$175.1	$90.0
Net cash used in investing activities	$(21.0)	$(47.9)	$(131.9)
Net cash (used in) financing activities	$(54.2)	$(119.3)	$(22.2)

Operating Activities

Operating activities consist primarily of net (loss) income adjusted for noncash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the year ended December 31, 2023 decreased $134.8 million to $40.3 million, from $175.1 million during the year ended December 31, 2022. The decrease was primarily due to a $139.0 million decrease in net (loss) income to a net loss of $8.2 million in fiscal year 2023 from net income of $130.8 million in fiscal year 2022, primarily as a result of event cancellation insurance claim and insurance litigation settlement proceeds during the prior year as well as higher cash used for working capital of $8.2 million during 2023. The increase in cash used for working capital was primarily due to the current year payment of liabilities related to the receipt of event cancellation insurance claim proceeds and insurance litigation settlement proceeds in fiscal year 2022. These decreases to cash provided by operating activities were partly offset by a $12.4 million increase in non-cash adjustments to net loss in 2023.The increase in non-cash adjustments to net loss was primarily attributable to a $31.0 million reduction during the current year in gains from remeasurement of contingent consideration, current year loss on debt extinguishment of $2.3 million and a $2.0 million increase in stock-based compensation offset by a $14.5 million decrease in depreciation and amortization expense as well as the lack of any goodwill or intangible asset impairment add-backs in the current fiscal year.

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

Net cash used in investing activities for the year ended December 31, 2023 decreased $26.9 million to $21.0 million from $47.9 million in the year ended December 31, 2022. The decrease was primarily due to a decrease in aggregate cash used for business acquisitions during the year ended December 31, 2023 of $9.5 million compared to $37.6 million in the prior year. The Company completed one and two business acquisitions in the years ended December 31, 2023 and 2022, respectively.

Net cash used in investing activities for the year ended December 31, 2022 decreased $84.0 million to $47.9 million from $131.9 million in the year ended December 31, 2021. The decrease was primarily due to a decrease in aggregate cash used for business acquisitions during the year ended December 31, 2022 of $37.6 million compared to $125.3 million during the year ended December 31, 2021. The Company completed two business acquisitions in each of the years ended December 31, 2022 and 2021. See Note 4, Business Acquisitions, in the notes to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to the acquisitions. Capital expenditures totaled $11.5 million, $10.3 million and $6.6 million in the years ended December 31, 2023, 2022 and 2021, respectively.

Financing Activities

Financing activities primarily consist of borrowing and repayments on our debt to fund business acquisitions and our operations.

Net cash used in financing activities for the year ended December 31, 2023 was $54.2 million, comprised of payment of an aggregate of $17.2 million of cash dividends on our outstanding redeemable convertible preferred stock, $16.9 million in share repurchases associated with our share repurchase programs, payment of $12.5 million of original issuance discount and $2.0 million in debt issuance costs related to the Term Loan Amendment, $3.7 million in payments of contingent consideration related to business acquisitions and $2.1 million in repayments of principal on our Extended Term Loan Facility.

Net cash used in financing activities for the year ended December 31, 2022 was $119.3 million, comprised of $104.2 million in repayments of principal on our Amended and Restated Term Loan Facilities, $10.4 million in share repurchases associated with our share repurchase programs, $4.4 million in payments of contingent consideration related to business acquisitions and $0.4 million of fees paid associated with the Fourth Amendment to our Amended and Restated Credit Agreement. Net cash used in financing activities for the year ended December 31, 2021 was $22.2 million, comprised of $12.4 million in share repurchases associated with our publicly announced share repurchase programs, $5.7 million in repayments of principal on our Amended and Restated Term Loan Facilities and $4.2 million in payments of contingent consideration related to business acquisitions.

Free Cash Flow

Free Cash Flow of $28.8 million for the year ended December 31, 2023 decreased $136.0 million, from $164.8 million for the year ended December 31, 2022. Free Cash Flow of $164.8 million for the year ended December 31, 2022 increased $81.4 million, from $83.4 million for the year ended December 31, 2021.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022”.

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Our wholly-owned subsidiary, Emerald X, Inc. (“Emerald X”) is a party to both a senior secured term loan facility and a senior secured revolving credit facility, in each case entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, pursuant to the Amended and Restated Senior Secured Credit Facilities described below.

2023 Amendment to Term Loan Facility

On June 12, 2023 (the “Term Loan Amendment Effective Date”), Emerald X entered into a Sixth Amendment (the “Term Loan Amendment”) to its existing Amended and Restated Credit Agreement (such credit agreement, the “Amended and Restated Credit Agreement”). The Term Loan Amendment, which was entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent, extended the maturity of the term loans outstanding under the Amended and Restated Credit Agreement (such extended term loan facility, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026.

The aggregate outstanding principal amount of the Extended Term Loan Facility was approximately $415.3 million as of the Term Loan Amendment Effective Date. The Term Loan Amendment also replaced the interest rate applicable to the term loans under the Amended and Restated Credit Agreement with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio.

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

On December 28, 2022, Emerald X voluntarily prepaid $100.0 million of outstanding term loans. Prior to such prepayment, the Amended and Restated Credit Agreement required repayment of the term loans outstanding thereunder in equal quarterly installments of 0.25% of the original $565.0 million of borrowings, with the balance due at maturity.. As a result of the term loan prepayment described above, no further amortization payments were required until the Term Loan Amendment reset scheduled quarterly payments on the $415.3 million in principal amount of Term Loans outstanding as of the Term Loan Amendment Effective Date.

Subject to certain customary exceptions and limitations, Emerald X is also required to prepay amounts outstanding under the Extended Term Loan Facility under specified circumstances, including 50.0% of Excess Cash Flow (“ECF”), subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights).

2023 Amendment to Revolving Credit Facility

On February 2, 2023, Emerald X entered into a Fifth Amendment (the “RCF Amendment”) to the Amended and Restated Credit Agreement. The RCF Amendment increased the aggregate amount of all revolving commitments under the Amended and Restated Credit Agreement from $100.4 million to $110.0 million. The increased revolving commitments have the same terms as the existing revolving commitments. The RCF Amendment did not change any other material terms of the Amended and Restated Credit Agreement.

2022 Amendment to Revolving Credit Facility

On December 21, 2022, Emerald X entered into a Fourth Amendment to the Amended and Restated Credit Agreement (the “Fourth Amendment”), by and among Emerald X, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which extended the maturity of $100.4 million of then-existing revolving commitments under the Amended and Restated Credit Agreement (the revolving credit facility, as so extended, the “Extended Revolving Facility”) from November 23, 2023 to the earlier to occur of (i) May 23, 2026 and (ii) the day that is 91 days prior to the scheduled final maturity date of all outstanding term loans under the Amended and Restated Credit Agreement having an aggregate principal amount equal to or greater than the greater of (x) $75.0 million and (y) 100% of the Company’s Consolidated EBITDA (calculated on a pro forma basis).

The Fourth Amendment also replaced the LIBOR interest rate benchmark with a Term Secured Overnight Financing Rate (“Term SOFR”) interest rate benchmark for borrowings under the Extended Revolving Facility.

Accordingly, the Amended and Restated Credit Agreement allows the Borrower to choose from the following two interest rate options for revolver borrowings:

•
Alternate Base Rate (“ABR”) loans that bear interest at a rate equal to a spread, or applicable margin, above the greatest of (i) the administrative agent’s prime rate, (ii) the Federal Funds Rate plus 50 basis points, and (iii) the one month Term SOFR plus 1.00%, or
•
Term SOFR loans that bear interest at a rate equal to a spread, or applicable margin, over Term SOFR.

Under the Amended and Restated Credit Agreement, Emerald X is required to pay a quarterly commitment fee in respect of the unutilized revolving commitments in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which is reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.00. Upon the issuance of letters of credit under the Extended Revolving Credit Facility, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to SOFR) for the Extended Revolving Credit Facility.

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Credit Facilities are guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, by all of Emerald X’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2023, all of Emerald X’s domestic subsidiaries and Emerald X’s direct parent have provided guarantees.

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

In addition, the Extended Revolving Credit Facility contains a financial maintenance covenant (the “Financial Covenant”) requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended and Restated Senior Secured Credit Agreement) secured on a first lien basis, net of unrestricted cash and cash equivalents (“Total First Lien Net Debt”) to Acquisition Adjusted EBITDA. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Extended Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. We were not required to test the Financial Covenant at December 31, 2023 or 2022.

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

As of December 31, 2023, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2023.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in millions)
Contractual obligations(1)	$73.1	$42.0	$30.8	$0.3	$—
Long-term debt obligations(2)	413.3	4.2	409.1	—	—
Short-term debt obligations(3)	—	—	—	—	—
Operating lease obligations(4)	13.9	4.0	9.4	0.5	—
Interest on long-term debt obligations(5)	103.7	43.8	59.9	—	—
Totals:	$604.0	$94.0	$509.2	$0.8	$—

(1)
We have entered into certain contractual obligations to secure trade show venues. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.
(2)
Represents principal obligations with respect to borrowings under the Extended Term Loan Facility.
(3)
Represents principal obligations with respect to borrowings under the Extended Revolving Credit Facility.
(4)
We have entered into certain operating leases for real estate facilities. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts of rents payable at fixed or minimum prices.
(5)
Represents interest expense on borrowings under the Extended Term Loan Facility using the interest rates in effect at December 31, 2023. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Revenue Recognition and Allowance for Credit Losses

Connections

A significant portion of the Company’s annual revenue is generated from the Connections segment through the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Trade show and other events generated approximately 89%, 87% and 73% of revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Content

Revenues from the Company’s Content category primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector as well as custom content agency revenues. These revenues are recognized in the period in which the digital products are provided or publications are issued or when the custom content is delivered to the customer. Typically, the fees charged are collected after the digital products are provided, the publications are issued or the custom content is delivered. Content category revenues generated approximately 6%, 8% and 19% of revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Commerce

Revenues from the Commerce category primarily consist of sales from the Company’s software-as-a-service Elastic Suite platform. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals. Subscription software and services revenues generated approximately 5%, 5% and 8% of revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense, or have exposure to credit losses with relation to these revenue streams. Bad debt expense is recognized in the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense. Accounts receivable are presented on the face of the consolidated balance sheet, net of an allowance for credit losses in 2023 and 2022.

Business Combinations

Upon acquisition of a new business, management prepares a purchase price allocation to record the acquired entity’s tangible and intangible assets and liabilities. The goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce. The fair values of acquired customer-relationship intangibles are estimated using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow analysis include future cash flows, growth rates, discount rates, and tax rates. These assumptions are used in developing the present value of future cash flow projections which are the basis of the fair value calculation.

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

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, including forecasted revenues, EBITDA margins, discount rates, debt free net working capital, capital expenditures and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. We base these fair value estimates on assumptions our management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in additional impairments of goodwill in the future. We corroborate the reasonableness of the total fair value of the reporting unit by assessing the implied control premium based on our market capitalization. Our market capitalization is calculated using the number of shares outstanding and stock price of our publicly traded shares. In the event of a goodwill impairment, we would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet.

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2023, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from 4.2% to 241.5%. Reporting units in which the fair value exceeded carrying value by less than 10% included $25.6 million of goodwill. Of the $553.9 million of goodwill, the carrying value equals the fair value for no reporting units as of October 31, 2023. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense long-term growth assumptions ranging from 1.0% growth to 3.0% growth, at a discount rate ranging from 13.0% to 15.5%.

The discount rate and long-term growth rate used to determine the fair value of the reporting unit, which exceeded carrying value by less than 10%, were 13.7% and 3.0%, respectively. Changes in these assumptions would have a significant impact on the valuation model. Holding all other assumptions constant, a hypothetical 100 basis point increase in the discount rate assumption would decrease the fair value of the reporting unit by approximately 10.8%, which would result in a hypothetical impairment charge. Holding all other assumptions constant, a hypothetical 100 basis point decrease in the long-term growth rate assumption would decrease the fair value of the reporting unit by approximately 5.4%, which would not result in a hypothetical impairment charge.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $553.9 million as of December 31, 2023.

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

2023
	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	9 years
Definite-lived trade names	2-30 years	21 years
Acquired technology	1.5-7 years	6 years
Acquired content	5.5-7 years	6 years
Computer software	1-7 years	4 years

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Amended and Restated Senior Secured Credit Facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt—Amended and Restated Senior Secured Credit Facilities” for further description of our Amended and Restated Senior Secured Credit Facilities. As of December 31, 2023, we had $413.3 million of variable rate term loan borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.0 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2023.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Emerald Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerald Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of (loss) income and comprehensive (loss) income, of redeemable convertible preferred stock and stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Certain Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $553.9 million as of December 31, 2023, of which a portion relates to certain reporting units. Management tests goodwill for impairment on October 31 of each year, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. During the fourth quarter of 2023, the Company changed its operating segments which resulted in a change in reporting units. Under accounting standards, management is required to perform an impairment assessment of the Company’s prior reporting units immediately prior to the change in reporting units and immediately after the change on the Company’s new reporting units. Due to the change in reporting units, management performed a quantitative assessment of the fair value of the Company’s prior and new reporting units as of October 31, 2023 using an income approach, and no goodwill impairment was recorded. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) margin, discount rate, debt free net working capital, capital expenditures and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments of certain reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of certain reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, discount rates, debt free net working capital, and capital expenditures with respect to each of the certain reporting units when considered applicable; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of certain reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of certain reporting units; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, discount rates, debt free net working capital, and capital expenditures with respect to each of the certain reporting units when considered applicable. Evaluating management’s assumptions related to forecasted revenues, EBITDA margins, debt free net working capital, and capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of certain reporting units; (ii) whether these assumptions were consistent with evidence obtained in other areas of the audit; and (iii) for forecasted revenues, EBITDA margins, and capital expenditures, whether the assumptions were consistent with industry data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and the reasonableness of the discount rate assumption.

Indefinite-Lived Intangible Asset Impairment Assessment - A Certain Indefinite-Lived Trade Name

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived intangible assets consist of trade names. The Company’s consolidated indefinite-lived trade names balance was $52.6 million as of December 31, 2023, of which a portion relates to a certain indefinite-lived trade name. Indefinite-lived intangible assets are tested annually for impairment at October 31, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset group may be impaired. The fair value of the trade name is then compared to the carrying value of each trade name. If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. On October 31, 2023, management performed a quantitative analysis for the annual impairment assessment for indefinite-lived intangible assets and no impairments were identified. The fair values of the Company’s indefinite-lived trade name asset groups are calculated by management using a form of the income approach referred to as the “relief from royalty payments” method. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, tax rate, and royalty rate.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible asset impairment assessment of a certain indefinite-lived trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain indefinite-lived trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, the discount rate, and the royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments, including controls over the valuation of a certain indefinite-lived trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain indefinite-lived trade name; (ii) evaluating the appropriateness of the relief from royalty payments method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty payments method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, the discount rate, and the royalty rate. Evaluating management’s assumptions related to forecasted revenues and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand associated with a certain indefinite-lived trade name; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the relief from royalty payments method and the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 4, 2024

We have served as the Company’s auditor since 2015.

Emerald Holding, Inc.

Consolidated Balance Sheets

December 31, 2023 and 2022

(dollars in millions, share data in thousands, except par value)	2023	2022
Assets
Current assets
Cash and cash equivalents	$204.2	$239.1
Trade and other receivables, net of allowances of $1.4 million and $1.5 million, as of December 31, 2023 and 2022, respectively	85.2	74.9
Prepaid expenses and other current assets	21.5	17.8
Total current assets	310.9	331.8
Noncurrent assets
Property and equipment, net	1.5	2.2
Intangible assets, net	175.1	204.8
Goodwill, net	553.9	545.5
Right-of-use lease assets	8.8	10.6
Other noncurrent assets	3.7	3.5
Total assets	$1,053.9	$1,098.4
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$46.6	$58.1
Income tax payable	0.2	1.2
Cancelled event liabilities	0.6	3.3
Deferred revenues	174.3	151.2
Contingent consideration	0.2	3.5
Right-of-use lease liabilities, current portion	4.0	4.9
Term loan, current portion	4.2	—
Total current liabilities	230.1	222.2
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	398.7	413.9
Deferred tax liabilities, net	3.1	1.8
Right-of-use lease liabilities, noncurrent portion	8.9	10.4
Other noncurrent liabilities	8.5	10.8
Total liabilities	649.3	659.1
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2023 and 2022: 80,000; 71,403 and 71,417 shares issued and outstanding; aggregate liquidation preference $492.6 million and $475.9 million at December 31, 2023 and 2022, respectively	497.1	472.4
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at December 31, 2023 and 2022: 800,000; 62,915 and 67,588 shares issued and outstanding at December 31, 2023 and 2022, respectively	0.6	0.7
Additional paid-in capital	559.2	610.3
Accumulated deficit	(652.3)	(644.1)
Total stockholders’ deficit	(92.5)	(33.1)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,053.9	$1,098.4

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

Years Ended December 31, 2023, 2022 and 2021

(dollars in millions, share data in thousands except loss per share)	2023	2022	2021
Revenues	$382.8	$325.9	$145.5
Other income, net	2.8	182.8	77.4
Cost of revenues	137.6	116.5	57.1
Selling, general and administrative expense	168.3	145.0	143.0
Depreciation and amortization expense	45.0	59.5	47.6
Goodwill impairment charge	—	6.3	7.2
Intangible asset impairment charge	—	1.6	32.7
Operating income (loss)	34.7	179.8	(64.7)
Interest expense	43.3	24.5	15.9
Interest income	8.2	2.7	0.1
Loss on extinguishment of debt	2.3	—	—
Other expense	—	—	0.1
Loss on disposal of fixed assets	0.2	—	0.4
(Loss) income before income taxes	(2.9)	158.0	(81.0)
Provision for (benefit from) income taxes	5.3	27.2	(1.3)
Net (loss) income and comprehensive (loss) income	$(8.2)	$130.8	$(79.7)
Accretion to redemption value of redeemable convertible preferred stock	(42.0)	(38.8)	(35.6)
Participation rights on if-converted basis	—	(60.2)	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(50.2)	$31.8	$(115.3)
Basic (loss) income per share	$(0.78)	$0.46	$(1.62)
Diluted (loss) income per share	$(0.78)	$0.46	$(1.62)
Basic weighted average common shares outstanding	63,959	69,002	71,309
Diluted weighted average common shares outstanding	63,959	69,148	71,309

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Years Ended December 31, 2023, 2022 and 2021

			Total Emerald Holding, Inc. Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2020	71,445	$398.3	72,195	$0.7	$690.7	$(695.2)	$(3.8)
Stock-based compensation	—	—	283	—	10.4	—	10.4
Issuance of common stock under equity plans	—	—	42	—	0.1	—	0.1
Accretion to redemption value of redeemable convertible preferred stock	—	35.6	—	—	(35.6)	—	(35.6)
Redeemable convertible preferred stock conversion	(3)	—	4	—	—	—	—
Repurchase of common stock	—	—	(2,498)	—	(12.4)	—	(12.4)
Net loss and comprehensive loss	—	—	—	—	—	(79.7)	(79.7)
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(774.9)	$(121.0)
Stock-based compensation	—	—	362	—	5.9	—	5.9
Issuance of common stock under equity plans	—	—	37	—	0.1	—	0.1
Accretion to redemption value of redeemable convertible preferred stock	—	38.8	—	—	(38.8)	—	(38.8)
Redeemable convertible preferred stock conversion	(25)	(0.3)	46	—	0.3	—	0.3
Repurchase of common stock	—	—	(2,883)	—	(10.4)	—	(10.4)
Net income and comprehensive income	—	—	—	—	—	130.8	130.8
Balances at December 31, 2022	71,417	$472.4	67,588	$0.7	$610.3	$(644.1)	$(33.1)
Stock-based compensation	—	—	312	—	7.4	—	7.4
Issuance of common stock under equity plans	—	—	53	—	0.2	—	0.2
Accretion to redemption value of redeemable convertible preferred stock	—	42.0	—	—	(42.0)	—	(42.0)
Redeemable convertible preferred stock conversion	(14)	(0.1)	26	—	0.1	—	0.1
Repurchase of common stock	—	—	(5,064)	(0.1)	(16.8)	—	(16.9)
Preferred stock cash dividend	—	(17.2)	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(8.2)	(8.2)
Balances at December 31, 2023	71,403	$497.1	62,915	$0.6	$559.2	$(652.3)	$(92.5)

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Operating activities
Net (loss) income	$(8.2)	$130.8	$(79.7)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	7.8	5.8	10.4
Allowance for credit losses	0.3	0.4	0.4
Depreciation and amortization	45.0	59.5	47.6
Goodwill impairments	—	6.3	7.2
Intangible asset impairments	—	1.6	32.7
Loss on disposal of fixed assets	0.2	—	0.5
Non-cash operating lease expense	2.6	3.4	3.3
Amortization of deferred financing fees and debt discount	3.0	1.7	1.5
Loss on lease abandonment	0.9	3.0	—
Loss on extinguishment of debt	2.3	—	—
Deferred income taxes	1.3	0.3	(0.4)
Remeasurement of contingent consideration	(2.3)	(33.3)	2.0
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(8.6)	(24.9)	(15.6)
Insurance receivables	—	—	17.8
Prepaid expenses and other current assets	(1.9)	(4.8)	(3.7)
Other noncurrent assets	(0.4)	(0.1)	0.1
Accounts payable and other current liabilities	(11.0)	6.2	20.8
Cancelled event liabilities	(2.7)	(6.5)	(16.1)
Contingent consideration	—	(2.1)	—
Income tax payable	(2.7)	1.4	0.2
Deferred revenues	19.5	29.9	67.5
Operating lease liabilities	(4.1)	(4.7)	(2.0)
Other noncurrent liabilities	(0.7)	1.2	(4.5)
Net cash provided by operating activities	40.3	175.1	90.0
Investing activities
Acquisition of businesses, net of cash acquired	(9.5)	(37.6)	(125.3)
Purchase of marketable securities	—	(50.0)	—
Proceeds from maturity of marketable securities	—	50.0	—
Purchases of property and equipment	(0.6)	(1.8)	(1.5)
Purchases of intangible assets	(10.9)	(8.5)	(5.1)
Net cash used in investing activities	(21.0)	(47.9)	(131.9)
Financing activities
Payment of deferred consideration for acquisition of businesses	—	—	(4.2)
Payment of contingent consideration for acquisition of businesses	(3.7)	(4.4)	—
Repayment of principal on Amended and Restated Term Loan Facility	(239.4)	(104.2)	(5.7)
Proceeds from Extended Term Loan Facility	239.4	—	—
Repayment of principal on Extended Term Loan Facility	(2.1)	—	—
Original issuance discount	(12.5)	—	—
Fees paid for debt issuance	(2.0)	(0.4)	—
Repurchase of common stock	(16.9)	(10.4)	(12.4)
Preferred stock cash dividend	(17.2)	—	—
Proceeds from issuance of common stock under equity plans	0.2	0.1	0.1
Net cash used in financing activities	(54.2)	(119.3)	(22.2)
Net (decrease) increase in cash and cash equivalents	(34.9)	7.9	(64.1)
Cash and cash equivalents
Beginning of year	239.1	231.2	295.3
End of year	$204.2	$239.1	$231.2

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2023, 2022 and 2021

(in millions)	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid for income taxes	$6.9	$25.6	$0.2
Cash paid for interest	$38.1	$22.5	$13.8

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2023 acquisition	$0.7	$—	$—
Contingent consideration related to 2022 acquisitions	$—	$6.9	$—
Contingent consideration related to 2021 acquisitions	$—	$8.9	$24.0
Amended and Restated Term Loan Facility	$(175.9)	$—	$—
Extended Term Loan Facility	$175.9	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Emerald Holding, Inc. (“Emerald” or “the Company”) is a corporation formed on April 26, 2013, under the laws of the State of Delaware. Emerald is majority owned by investment funds managed by an affiliate of Onex Partners Manager LP (“Onex Partners”).

The Company is a leading operator of large business-to-business (“B2B”) trade shows in the United States (“U.S.”). The Company operates in a number of broadly-defined industry sectors: Retail; Design; Technology; Equipment; and Safety & Security. Each of the Company’s events are typically held at least once per year and provide a venue for exhibitors to launch new products, develop sales leads and promote their brands.

In addition to organizing trade shows, conferences and other events (collectively, “Events”), the Company operates websites and related digital products, and produces publications, each of which is aligned with a specific sector for which it organizes an event. The Company also offers B2B e-commerce and digital merchandising solutions to manufacturers and retailers, through its Elastic Suite and Bulletin platforms.

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

Results of our reportable segments for the years ended December 31, 2023, 2022 and 2021 reflect the updated segment presentation discussed below in Note 18, Segment Information.

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

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and in money market mutual funds, which at times may exceed federally insured limits. As of December 31, 2023 and 2022, the Company held $177.0 million and $91.6 million of money market mutual funds, respectively, which are highly liquid and quoted in active markets. The Company considers cash deposits in banks and money market mutual funds with original maturities at purchase of three months or less to be cash equivalents. As of December 31, 2023 and 2022, amounts receivable from credit card processors, totaling $0.4 million and $0.3 million, respectively, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

Marketable Securities

The Company purchased $50.0 million in marketable securities during the year ended December 31, 2022. These matured during the same year and therefore the Company no longer held any marketable securities as of December 31, 2022, and did not purchase any marketable securities in the year ended December 31, 2023. Therefore, there were no unrealized holding gains or losses at December 31, 2023 or December 31, 2022. The Company has in the past held, and may from time to time, hold marketable securities that consist of certificates of deposit with financial institutions with maturities over three months and up to one year. These have historically been classified as marketable debt securities as their underlying investments primarily consist of corporate debt securities. These certificates of deposits have readily ascertainable values as they can be readily purchased or sold using established markets. These investments are generally classified as available-for-sale and reported at fair value. Fair value is generally based on available market information including quoted broker or dealer quotations, or other observable inputs.

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

The Company’s contingent consideration liabilities related to acquisitions made in 2023, 2022 and 2021 are classified as Level 3 liabilities, which are measured at fair value based on significant unobservable inputs and re-measured to an updated fair value at each reporting period. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

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

Cash and cash equivalents, accounts receivable, and the revolving credit facility and term loan potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss for cash and cash equivalents, these financial instruments are primarily held with large, reputable financial institutions in the United States. As of December 31, 2023 and 2022, the Company’s uninsured cash and cash equivalents balances totaled $204.2 million and $239.1 million, respectively. As of December 31, 2023 and 2022, the Company’s trade receivables balances totaled $85.2 million and $74.9 million, respectively. No single customer accounts for more than 10% of gross accounts receivable as of December 31, 2023 or 2022. As of December 31, 2023 and 2022, an allowance for credit losses was recorded to account for potential credit losses. Credit risk with respect to trade receivables is low due to the Company’s large customer base dispersed across different industries.

As of December 31, 2023 and 2022, the fair value and carrying value of the Company’s debt is summarized in the following table:

	December 31, 2023
(in millions)	Fair Value	Carrying Value
Extended Term Loan Facility, with interest at SOFR plus 5.10% (equal to 10.46%) at period end, including short-term portion	$415.0	$413.3
Total	$415.0	$413.3

	December 31, 2022
(in millions)	Fair Value	Carrying Value
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% (equal to 6.57%) at period end, including short-term portion	$404.9	$415.3
Total	$404.9	$415.3

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

Prepaid Expenses

Prepaid expenses are primarily comprised of prepaid event costs. The Company pays certain direct event costs, such as facility rental deposits and insurance costs, in advance of the event. Such costs are deferred in prepaid expenses on the consolidated balance sheets when paid and reported on the consolidated statements of (loss) income and comprehensive (loss) income as cost of revenues upon the staging of the event.

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

	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	9 years
Definite-lived trade names	2-30 years	21 years
Acquired technology	1.5-7 years	6 years
Acquired content	5.5-7 years	6 years
Computer software	1-7 years	4 years

Refer to Note 6, Intangible Assets and Goodwill, for definite-lived intangible asset impairments recorded during the years ended December 31, 2023, 2022 and 2021.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Long-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and long-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company conducts the long-lived asset impairment analysis at the asset group level. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company fair values the asset and compares the resulting amount to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Refer to Note 6, Intangible Assets and Goodwill, for long-lived assets other than goodwill and indefinite-lived intangible assets impairments recorded during the years ended December 31, 2023, 2022 and 2021.

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

The fair values of the Company’s indefinite-lived trade name asset groups are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rates are estimated using evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. The fair value of the trade name is then compared to the carrying value of each trade name. If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, tax rate, and royalty rate. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Refer to Note 6, Intangible Assets and Goodwill, for the indefinite-lived intangible asset impairments recorded during the years ended December 31, 2023, 2022 and 2021.

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

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, debt free net working capital, capital expenditures and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting units by assessing the implied control premium based on the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet. Refer to Note 6, Intangible Assets and Goodwill, for the goodwill impairment recorded during the years ended December 31, 2023, 2022 and 2021.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. As of December 31, 2023 and 2022, the Company’s contingent consideration balances totaled $6.9 million and $12.3 million, respectively. Contingent consideration of $0.2 million and $3.5 million as of December 31, 2023 and 2022, respectively, are included within Contingent consideration in the consolidated balance sheets and Contingent consideration of $6.7 million and $8.8 million, respectively, are included within other noncurrent liabilities in the consolidated balance sheets. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Refer to Note 3, Revenues, for further information related to the Company’s revenues.

Connections

A significant portion of the Company’s annual revenue is generated from the Connections segment through the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Trade show and other events generated approximately 89%, 87% and 73% of revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Content

Revenues from the Company’s Content category primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector as well as custom content agency revenues. These revenues are recognized in the period in which the digital products are provided or publications are issued or when the custom content is delivered to the customer. Typically, the fees charged are collected after the digital products are provided, the publications are issued or the custom content is delivered. Content category revenues generated approximately 6%, 8% and 19% of revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Commerce

Revenues from the Commerce category primarily consist of sales from the Company’s software-as-a-service Elastic Suite platform. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals. Subscription software and services revenues generated approximately 5%, 5% and 8% of revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Deferred Revenue

The Company typically invoices and collects payment in-full from customers prior to the staging of a trade show or other event and records deferred revenues in the consolidated balance sheets until the staging of the trade show or other event. As of December 31, 2023 and 2022, the Company had current deferred revenues of $174.3 million and $151.2 million, respectively, of which, $54.7 million and $53.3 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Other Income

As a result of the measures enacted in March 2020 to prevent the spread of COVID-19 across the United States, management made the decision to cancel substantially all of the Company’s face-to-face events scheduled through the end of 2020. In addition, beginning in October 2020, management announced the cancellation or postponement of numerous live events that were scheduled for the first half of 2021, including all but several relatively small live events staging in the first six months of 2021. In the second half of 2021, due to the continued effects of COVID-19 related issues such as international travel restrictions, certain events were cancelled or experienced reduced attendance. The Company maintained event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events, including event cancellations caused by the outbreak of communicable diseases, including COVID-19. Emerald’s renewed event cancellation insurance policies beginning with policy year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. During the year ended December 31, 2023, the Company reported other income, net of $2.8 million related to event cancellation insurance claim proceeds received during the year ended 2023 in the consolidated statements of (loss) income and comprehensive (loss) income. On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. In total, the Company received payments of $182.8 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected 2021 and 2020 trade shows during the year ended December 31, 2022. As a result, during the year ended December 31, 2022, the Company reported other income, net of $182.8 million to recognize the amount that was recovered from the insurance company in the consolidated statements of (loss) income and comprehensive (loss) income. The Company received payments of $95.3 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected trade shows during the year ended December 31, 2021. As a result, during the year ended December 31, 2021, the Company reported other income, net of $77.4 million to recognize the amount that was recovered from the insurance company in the consolidated statements of (loss) income and comprehensive (loss) income.

Deferred Financing Fees and Debt Discount

Costs relating to debt issuance have been deferred and are amortized over the terms of the underlying debt instruments using the effective interest method for the Extended Term Loan Facility and Amended and Restated Term Loan Facility and the straight-line method for the Amended and Restated Revolving Credit Facility. Debt discount is recorded as a contra-liability and is amortized over the term of the underlying debt instrument, using the effective interest method.

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Emerald’s Chief Executive Officer (“CEO”) is considered the CODM. Effective October 31, 2023, Emerald’s management structure was reorganized and the discrete financial reporting information regularly provided to the CODM to facilitate his allocation of resources and assessment of performance was updated to reflect the new structure. As a result, there was a change in reporting segments. The CODM evaluates performance and allocates resources based on the results of three operating segments. The Connections segment is the only operating segment which meets the criteria to be classified as a reportable segment. The Connections reportable segment includes all of Emerald’s trade shows and other live events. The other two operating segments, which provide diverse media services and e-commerce software solutions, do not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, as of December 31, 2023 and as such are referred to as “All Other.” Refer to Note 18, Segment Information, for information regarding the Company’s reportable segments.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. These costs include brand advertising, telemarketing, direct mail and other sales promotion expenses associated with the Company’s trade shows, conference events, digital media, Elastic Suite platform and publications. Advertising and marketing costs totaled $9.6 million, $10.1 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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
•
Expected Term —The expected option term represents the period of time the option is expected to be outstanding. The Company uses the simplified method to estimate the term since the Company does not have sufficient exercise history to calculate the expected term of stock options.
•
Volatility —The expected volatility is based on considering the Company’s limited publicly traded stock price and historical average volatilities of similar publicly traded companies corresponding to the expected term of the awards.
•
Risk-Free Rate —The risk-free rate is based on the yields of United States Treasury securities with maturities similar to the expected term of stock option for each stock option grant.
•
Forfeiture Rate —Estimates of pre-vesting forfeitures, or forfeiture rates, are based on an internal analysis, which primarily considers the award recipients’ position within the Company.
•
Dividend Yield —Prior to the IPO, the Company had never declared or paid any cash dividends and had no intention to pay cash dividends. Consequently, an expected dividend yield of zero was used with respect to pre-IPO options. In connection with the IPO, the Company adopted a policy of paying quarterly cash dividends on common stock. Post-IPO stock option grants include an expected dividend yield which is commensurate with the annual dividends the Company declared and paid dividends on its common stock until the first quarter of 2020 when the dividend was suspended.

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

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its redeemable convertible preferred stock as mezzanine equity outside of stockholders’ deficit when the stock contains contingent redemption features that are not solely within the Company’s control. Each share of redeemable convertible preferred stock accumulated dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. For each of the quarterly periods ended September 30, 2023 and December 31, 2023, the Company elected to pay dividends on the redeemable convertible preferred stock in cash.

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

Net (Loss) Income Attributable to Common Stockholders

Basic and diluted net (loss) income per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considers all redeemable convertible preferred stock to be a participating security. Under the two-class method, the net loss attributable to common stockholders is not allocated to the redeemable convertible preferred stock as the holders of the Company’s redeemable convertible preferred stock do not have a contractual obligation to share in the losses.

Under the two-class method, basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units (“RSUs”) and redeemable convertible preferred stock. In periods where the Company has reported a loss, all potentially dilutive securities are antidilutive, and accordingly, basic net loss per share equals diluted net loss per share.

Note 2. Adoption of New Accounting Pronouncements

In October 2021, the FASB issued ASU 2021-08 (“ASU 2021-08”), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, creating an exception to the recognition and measurement principles in ASC 805, Business Combinations. The amendments require an acquirer to use the guidance in ASC 606, Revenue from Contracts with Customers, rather than using fair value, when recognizing and measuring contract assets and contract liabilities related to customer contracts assumed in a business combination. This guidance is effective for fiscal years beginning after December 15, 2022, and for interim periods within that year. Early adoption is permitted and the amendments in ASU 2021-08 should be applied to business combinations occurring during the year of adoption. The Company adopted ASU 2021-08 in October 2021 and the adoption did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. The standard is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact the adoption will have on the disclosures within the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The standard should be applied on a prospective basis although retrospective application is permitted. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact the adoption will have on the disclosures within the Company’s consolidated financial statements.

There have been no other new accounting pronouncements that are expected to have a significant impact on the Company’s consolidated financial statements.

Note 3. Revenues

Impact of COVID-19

The global COVID-19 pandemic significantly impacted the Company’s revenues from mid-March 2020 through the end of fiscal year 2021. Late in the second quarter of 2021, the Company began to see the positive impacts of successful vaccination rollouts throughout the United States, with social distancing restrictions easing and live events resuming. As a result, the Company was able to stage all of the 141 and 124 in-person events scheduled during the years ended December 31, 2023 and 2022, respectively, and 56 in-person events during the year ended December 31, 2021.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 89%, 87% and 73% of total revenues for the years ended December 31, 2023, 2022 and 2021, respectively.

Content revenues primarily consist of advertising sales for digital products and industry publications that complement the event properties, custom content agency revenues and subscription fees for educational and e-learning services. Advertising sales and custom content revenues are recognized in the period in which the custom content and digital products are provided or publications are issued. Subscription fees for educational and e-learning services are billed and collected at the subscription date. Typically, the fees charged are collected after the custom content and digital products are delivered or publications are issued.

Commerce revenues primarily consist of software-as-a-service subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $174.3 million and $151.2 million as of December 31, 2023 and 2022, respectively. Long-term deferred revenues as of December 31, 2023 and 2022 were $0.9 million and $1.4 million, respectively, and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $175.2 million and $152.6 million, as of December 31, 2023 and 2022, respectively.

The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of December 31, 2023, cancelled event liabilities of $0.6 million represents $0.5 million of deferred revenues for cancelled trade shows and $0.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the consolidated balance sheets. As of December 31, 2022, cancelled event liabilities of $3.3 million represents $0.8 million of deferred revenues for cancelled trade shows and $2.5 million of related accounts receivable credits reclassified to cancelled event liabilities in the consolidated balance sheets.

The following table represents the deferred revenue activity for the years ended December 31, 2023, 2022 and 2021, respectively:

(in millions)	2023	2022	2021
Balance at beginning of period	$152.6	$118.3	$48.6
Invoiced during the period	167.2	302.2	205.6
Consideration earned during the period	(148.2)	(271.0)	(123.1)
Attributable to show cancellations	—	—	(14.6)
Additions related to business combinations	3.6	3.1	1.8
Balance at end of period	$175.2	$152.6	$118.3

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $0.9 million as of December 31, 2023.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Year Ended December 31,
	2023	2022	2021
Revenues	(in millions)
Connections	$340.2	$282.6	$106.7
Content	23.5	27.9	27.7
Commerce	19.1	15.4	11.1
Total revenues	$382.8	$325.9	$145.5

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of December 31, 2023 and 2022, the Company does not have material contract assets.

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

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including write-offs and the current-period provision for expected credit losses for the year ended December 31, 2023 were $0.4 million and $0.3 million, respectively. The activities in this account for the years ended December 31, 2022 and 2021 were not material.

Contract Estimates and Judgments

The Company’s trade show, other event and other marketing sales revenue contracts do not require significant estimates or judgments based on the nature of the Company’s contracts. The sales price in the Company’s contracts are fixed and stated on the face of the contract. All consideration from contracts is included in the transaction price. The Company’s contracts with multiple performance obligations are considered to be fulfilled upon the completion of each trade show, publication issuance or as advertising services are provided, as applicable. The Company’s contracts consist of subscription revenue, implementation fees and professional services. Fees associated with implementation and professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals. The Company’s contracts do not include material variable consideration.
Note 4. Business Acquisitions

The Company acquired certain assets and assumed certain liabilities of one company in 2023 (the “2023 Acquisition”), two companies in 2022 (the “2022 Acquisitions”) and two companies in 2021 (the “2021 Acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $8.4 million and $31.5 million for the business acquisitions in the years ended December 31, 2023 and 2022, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce. The fair values of acquired customer-relationship intangibles are estimated using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow analysis include future cash flows, growth rates, discount rates, and tax rates. These assumptions are used in developing the present value of future cash flow projections which are the basis of the fair value calculation.

2023 Acquisition

Lodestone Events (“Lodestone”)

In furtherance of the Company’s strategy to expand into the growing business-to-consumer event space, the Company executed an asset purchase agreement on January 9, 2023 to acquire certain assets and assume certain liabilities of the business known as Lodestone for a total estimated purchase price of $10.2 million, which included an initial cash payment of $9.5 million and contingent consideration with an estimated fair value of $0.7 million. The contingent consideration liability related to the acquisition of Lodestone consists of a potential payment based on Lodestone’s average annual EBITDA during the period from January 1, 2025 through December 31, 2026. The payment is expected to be settled in the second quarter of 2027. As of December 31, 2023, the estimated fair value of the contingent consideration was $0.8 million. Lodestone produces the Overland Expo series of vehicle-based, adventure travel consumer shows. The acquisition was financed with cash from operations.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. There was $9.0 million of revenue and $4.4 million of net income generated from the acquisition of Lodestone during the year ended December 31, 2023. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

2022 Acquisitions

Bulletin, Inc. (“Bulletin”)

In furtherance of the Company’s strategy to combine both in-person and e-commerce offerings, the Company executed an asset purchase agreement on July 11, 2022 to acquire certain assets and assume certain liabilities of the business known as Bulletin for a total estimated purchase price of $9.9 million, which included an initial cash payment of $8.9 million and contingent consideration with an estimated fair value of $1.0 million. The contingent consideration liability related to the acquisition of Bulletin of $1.0 million, consists of a potential payment based on the 2026 Bulletin EBITDA. The 2026 payment is expected to be settled in the second quarter of 2027. As of December 31, 2023, the estimated fair value of the contingent consideration was $0.9 million. Bulletin is an online wholesale market for retail where brands, buyers and designers gather to connect and discover new products. The acquisition was financed with cash from operations.

External acquisition costs of $1.1 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The Bulletin acquisition generated a net loss of $1.8 million during the year ended December 31, 2022. The revenue generated by Bulletin during the year ended December 31, 2022, was not material. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets acquired offset by liabilities acquired and is primarily attributable to the future economic benefits expected to arise from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

Advertising Week

In furtherance of the Company’s strategy to provide year-round engagement and optimize its portfolio within strategic growth industries, the Company executed an asset purchase agreement on June 21, 2022 to acquire all the assets and assume certain liabilities of the business known as Advertising Week from Stillwell Partners for a total estimated purchase price of $34.3 million, which included an initial cash payment of $28.4 million and contingent consideration with an estimated fair value of $5.9 million. As of December 31, 2023, the estimated fair value of the contingent consideration was $4.9 million. Advertising Week is a global event and thought leadership platform focused on marketing, media, technology, and culture. The acquisition was financed with cash from operations.

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

The contingent consideration liability related to the acquisition of Advertising Week in the amount of $5.9 million as of the acquisition date, consists of two potential payments: the 2023 payment and the 2026 payment. The 2023 payment is based on a multiple of 2023 EBITDA growth from a specified EBITDA target. The Advertising Week business did not achieve growth from the specified EBITDA target in fiscal year 2023 and therefore will not receive the 2023 payment. The 2026 payment is based on a range of multiples, which are dependent upon the acquisition’s 5-year compounded annual EBITDA growth rate from 2021 through 2026, being applied to the average annual EBITDA growth in calendar years 2024, 2025 and 2026, from a specified EBITDA target, less the 2023 payment. The 2026 payment will be settled in the second quarter of 2027. The 2023 and 2026 payments are not capped as they are based on increases in EBITDA. Therefore, there is no pre-determined upper limit to the undiscounted range.

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

Identified intangible assets associated with MJBiz included trade name and customer relationship intangible assets of $7.1 million and $23.3 million, respectively. The weighted-average amortization period of the trade names acquired was 10.0 years. The weighted-average amortization period of the customer relationships acquired was 5.0 years, based on the expected pattern of economic benefit used to calculate their fair value. There is no assumed residual value for the acquired trade names or customer relationships.

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

(1) During the first quarter of 2022, the Company recorded a non-cash adjustment to reflect a measurement period adjustment. Upon finalizing the analysis of the average EBITDA growth estimate, including gaining a better understanding of historical MJBizCon registration revenue trends, the estimated contingent consideration liability increased by $8.9 million, from approximately $24.0 million to $32.9 million. Such change resulted in an increase to Goodwill of $6.0 million and an increase in Intangible Assets of $2.9 million in the Connections reportable segment.

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

Identified intangible assets associated with the Sue Bryce Education and The Portrait Masters included customer relationship, content, non-compete agreements and trade name intangible assets of $1.9 million, $1.5 million, $1.2 million and $0.3 million, respectively. The weighted-average amortization periods of the customer relationships, content, non-compete agreements and trade name intangible assets were 3 years, 5.5 years, 5 years and 10 years, respectively. There is no assumed residual value for the acquired customer relationships, content, non-compete agreements or trade name intangible assets.

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

Supplemental Pro-Forma Financial Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2023, 2022 and 2021 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies. Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

	Year Ended December 31,
	2023	2022	2021
(in millions)	(Unaudited)
Pro-forma revenues(1)
Lodestone	$—	$6.4	$1.6
Advertising Week	—	5.5	12.8
MJBiz	—	—	26.9
Sue Bryce Education and The Portrait Masters	—	—	1.0
Emerald revenue	382.8	325.9	145.5
Total pro-forma revenues	$382.8	$337.8	$187.8

Pro-forma net (loss) income
Lodestone	$—	$0.5	$(1.4)
Bulletin	—	(2.1)	(3.4)
Advertising Week	—	(0.7)	1.2
MJBiz	—	—	5.2
Sue Bryce Education and The Portrait Masters	—	—	0.3
Emerald net (loss) income	(8.2)	130.8	(79.7)
Total pro-forma net (loss) income	$(8.2)	$128.5	$(77.8)
(1) Pro-forma revenues from the Bulletin acquisition were not material to the years ended December 31, 2022, and 2021, respectively.

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2023	2022
Furniture, equipment and other	$5.2	$4.8
Leasehold improvements	1.0	1.0
	$6.2	$5.8
Less: Accumulated depreciation	(4.7)	(3.6)
Property and equipment, net	$1.5	$2.2

Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021 was $1.0 million, $1.6 million and $1.3 million, respectively.

Note 6. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consist of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2023	$52.6	$365.4	$91.1	$8.4	$2.6	$36.9	$1.6	$558.6
Accumulated amortization	—	(336.7)	(22.6)	(4.7)	(1.0)	(18.5)	—	(383.5)
Net carrying amount at December 31, 2023	$52.6	$28.7	$68.5	$3.7	$1.6	$18.4	$1.6	$175.1

Gross carrying amount at December 31, 2022	$52.6	$363.1	$90.0	$8.4	$2.6	$25.5	$2.1	$544.3
Accumulated amortization	—	(306.2)	(17.2)	(2.2)	(0.6)	(13.3)	—	(339.5)
Net carrying amount at December 31, 2022	$52.6	$56.9	$72.8	$6.2	$2.0	$12.2	$2.1	$204.8

Amortization expense for the years ended December 31, 2023, 2022 and 2021 was $44.0 million, $56.1 million and $46.2 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2024	25.0
2025	20.0
2026	15.3
2027	10.5
2028	6.0
Thereafter	44.0
$120.8

There were no intangible asset impairments for the year ended December 31, 2023. Intangible asset impairments for the year ended December 31, 2022, included non-cash impairments of $1.6 million for indefinite-lived trade names intangible assets. Intangible asset impairments for the year ended December 31, 2021, included non-cash impairments of $21.0 million and $11.7 million for certain customer relationship and definite-lived trade name intangible assets, and certain indefinite-lived trade names, respectively. All intangible asset impairments are presented in the consolidated statements of (loss) income and comprehensive (loss) income as intangible impairments.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

2023 Impairments

During the year ended December 31, 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the year.

2022 Impairments

During the first quarter of 2022, the Company identified an interim impairment trigger for two of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived intangible assets and determined that the carrying value was recoverable. No additional triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable occurred for the remainder of the year ended December 31, 2022. As such, no quantitative assessment for impairment was required during the year.

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

The Company recorded total impairments of $21.0 million to certain long-lived trade name and customer relationship intangible assets for the year ended December 31, 2021 related to the Connections reportable segment.

Impairment of Indefinite-Lived Intangible Assets

2023 Impairments

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2023. The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded that each of the indefinite-lived trade name asset groups had fair values in excess of their carrying values as of October 31, 2023, and therefore no impairments were identified.

2022 Impairments

During the first quarter of 2022, the Company identified an interim impairment trigger for three of its indefinite-lived intangible assets. As a result, the Company performed a quantitative analysis utilizing the “relief from royalty payments” method with assumptions that are considered level 3 inputs. As a result of the January 31, 2022 impairment assessment, the Company recorded an impairment of $1.6 million for one indefinite-lived trade name intangible asset. The impairment is reported in intangible asset impairments in the consolidated statements of (loss) income and comprehensive (loss) income.

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2022. The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded that each of the indefinite-lived trade name asset groups had fair values in excess of their carrying values as of October 31, 2022, and therefore no impairments were identified.

The Company recorded total impairments of $1.6 million to a certain indefinite-lived trade name intangible asset for the year ended December 31, 2022. These impairments all related to certain indefinite-lived trade name intangible assets in the Connections reportable segment.

2021 Impairments

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2021. The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded five indefinite-lived trade name asset groups had a carrying value in excess of its fair value. As a result, during the fourth quarter of 2021, the Company recorded an impairment of $11.7 million related to indefinite-lived trade name intangible assets. The impairment is reported in intangible asset impairments in the consolidated statements of (loss) income and comprehensive (loss) income. The indefinite-lived intangible assets impaired during the fourth quarter of 2021 had a remaining fair value of $24.7 million as of October 31, 2021.

The Company recorded impairments of $11.7 million to certain indefinite-lived trade name intangible assets for the year ended December 31, 2021. These impairments all related to certain indefinite-lived trade name intangible assets in the Connections reportable segment.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce (Original)	Commerce (Legacy)	Design & Technology (Original)	Design, Creative & Technology (Legacy)	Connections	All Other	All Other (Legacy)	Total
Balance at December 31, 2021	$337.5	$—	$133.7	$—	$—	$—	$43.0	$514.2
Acquired goodwill	—	7.9	—	23.6	—	—	—	31.5
Transfers	(337.5)	342.2	(133.7)	142.9	—	—	(13.9)	—
Impairments	—	—	—	(5.8)	—	—	(0.5)	(6.3)
Measurement period adjustment	—	6.0	—	0.1	—	—	—	6.1
Balance at December 31, 2022	$—	$356.1	$—	$160.8	$—	$—	$28.6	$545.5
Acquired goodwill	—	—	—	—	8.4	—	—	8.4
Transfers	—	(356.1)	—	(160.8)	509.9	35.6	(28.6)	—
Balance at December 31, 2023	$—	$—	$—	$—	$518.3	$35.6	$—	$553.9

Impairment of Goodwill

2023 Impairment

During the fourth quarter of 2023, the Company changed its operating segments which resulted in a change in reporting units. Under accounting standards, the Company is required to perform an impairment assessment of its prior reporting units immediately prior to the change in reporting units and immediately after the change on its new reporting units. To the extent that a prior reporting unit was separated into more than one reporting unit, the allocation of goodwill between the components of the old reporting units was determined based on their relative fair value. Due to the change in reporting units, the Company performed a quantitative assessment of the fair value of its prior and new reporting units as of October 31, 2023 using an income approach with assumptions that are considered level 3 inputs and concluded that the fair value of all prior and new reporting unit exceeded their respective carrying values. The fair values of the prior and new reporting units were determined by discounting estimated future cash flows, which were determined based on forecasted revenues, EBITDA margins, debt free net working capital, capital expenditures and other factors, at a discount rate ranging from 13.0% to 15.5%. As of the date of the Company’s assessment, there were no reporting units where the fair value of the reporting unit was equal to its carrying value. Reporting units where fair value exceeded carrying value by less than 10% included $25.6 million of goodwill.

No goodwill impairment was recorded in connection with the Company’s annual impairment assessment as of October 31, 2023.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2023, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2023, the fair values of the reporting units exceeded their carrying value between 4.2% and 241.5%.

2022 Impairments

During the first quarter of 2022, the Company changed its operating segments which resulted in a change in reporting units. Under accounting standards, the Company is required to perform an impairment assessment of its prior reporting units immediately prior to the change in reporting units and immediately after the change on its new reporting units. To the extent that a prior reporting unit was separated into more than one reporting unit, the allocation of goodwill between the components of the old reporting units was determined based on their relative fair value. The Company had recently completed its annual impairment assessment on October 31, 2021 for its old reporting units. As of this interim impairment assessment, reporting units where fair value exceeded carrying value by less than 5% included $214.6 million of goodwill. Due to the change in reporting units, the Company performed a quantitative assessment of the fair value of its prior and new reporting units as of January 31, 2022 using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of one reporting unit exceeded its respective fair value, resulting in goodwill impairments of $6.0 million and $0.3 million related to the Connections reportable segment and All Other category, respectively. The fair values of the respective reporting units were determined by discounting estimated future cash flows, which were determined based on revenue, long-term growth assumptions ranging from zero to 3.0%, at a discount rate ranging from 12.8% to 15.5%. As of the date of the Company’s assessment, reporting units where the fair value of the reporting unit was equal to its carrying value contained $3.1 million of goodwill.

No goodwill impairment was recorded in connection with the Company’s annual impairment assessment as of October 31, 2022.

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

2021 Impairments

During the fourth quarter of 2021, in connection with the Company’s annual impairment assessment, the Company performed a quantitative assessment of the Company’s fair value of goodwill using an income approach with assumptions that are considered level 3 inputs and concluded that the carrying value of one reporting unit exceeded its respective fair value, resulting in goodwill impairments of $7.0 million and $0.2 million related to the Connections segments and All Other category, respectively. The fair values of the respective reporting units were determined by discounting estimated future cash flows, which were determined based on revenue, long-term growth assumptions ranging from zero to growth of 3.5%, at a discount rate ranging from 12.0% to 13.5%. Of the $514.2 million of goodwill, the carrying value equaled the fair value for $6.7 million as of October 31, 2021.

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

Total accumulated goodwill impairments are $686.0 million through December 31, 2023.

Note 7. Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2023	December 31, 2022
Extended Term Loan Facility, with interest at SOFR plus 5.10% as of December 31, 2023, (equal to 10.46% at December 31, 2023) due 2026, net(a)	$402.9	$—
Amended and Restated Term Loan Facility, with interest at LIBOR plus 2.50% as of December 31, 2022, (equal to 6.57% at December 31, 2022) due 2024, net(b)	—	413.9
Less: Current maturities	4.2	—
Long-term debt, net of current maturities, debt discount and deferred financing fees	$398.7	$413.9

(a)
The Extended Term Loan Facility (as defined below), scheduled to mature on May 22, 2026, was recorded net of unamortized discount of $8.9 million and net of unamortized deferred financing fees of $1.5 million as of December 31, 2023. The fair market value of the Company’s debt under the Extended Term Loan Facility was $415.0 million as of December 31, 2023.
(b)
The Amended and Restated Term Loan Facility (as defined below) as of December 31, 2022 was recorded net of unamortized discount of $0.6 million and net of unamortized deferred financing fees of $0.8 million.

Term Loan Facility

On June 12, 2023, (the “Term Loan Amendment Effective Date”) Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into a Sixth Amendment (the “Term Loan Amendment”) to its Amended and Restated Credit Agreement by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017 (as amended from time to time, the “Amended and Restated Credit Agreement”). The Term Loan Amendment extended the maturity of the term loans outstanding under the Amended and Restated Credit Agreement (such term loan facility, as effect prior to the Term Loan Amendment Effective Date, the “Amended and Restated Term Loan Facility”, and as extended by the Term Loan Amendment, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026. The aggregate outstanding principal amount of the Extended Term Loan Facility was approximately $415.3 million as of the Term Loan Amendment Effective Date. Of the $415.3 million, $175.9 million was funded through a non-cash rollover from existing lenders and $239.4 million was funded through cash transactions.

The Term Loan Amendment replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The effective interest rate at December 31, 2023 and December 31, 2022 was 11.66% and 6.89%, respectively.

The Extended Term Loan Facility proceeds of $415.3 million, net of $12.5 million of original issuance discount (“OID”), were used to repay the previously outstanding principal and interest under the Amended and Restated Term Loan Facility and third party fees of $3.5 million. Of the $12.5 million of OID paid, $2.1 million was recognized as loss on extinguishment of debt and $10.4 million will be amortized over the life of the Extended Term Loan Facility using the effective interest method. Of the $3.5 million in third party fees, $2.1 million was recognized as interest expense and $1.4 million will be amortized over the life of the Extended Term Loan Facility using the effective interest method. As of December 31, 2023, there were no unpaid debt issuance costs. The loss on extinguishment of debt of $2.3 million for the year ended December 31, 2023, included $2.1 million of OID related to the Extended Term Loan Facility and $0.2 million of previously capitalized OID and debt issuance costs which were allocated to lenders whose balances were extinguished.

The Term Loan Amendment also reset scheduled quarterly payments, each equal to 0.25% of the original principal amount of the Extended Term Loan Facility. Further, the Term Loan Amendment modified the prepayment provisions so that, upon the occurrence of a repricing transaction, subject to certain specified exceptions, Emerald X will have to pay a prepayment fee of 2%, in the event of a repricing transaction occurring within the first twelve months after the Term Loan Amendment Effective Date, or 1%, in the event of a repricing transaction occurring on a date that is between twelve months after the Term Loan Amendment Effective Date and eighteen months after the Term Loan Amendment Effective Date. No prepayment premium is payable for prepayments made after the eighteen month anniversary of the Term Loan Amendment Effective Date. Emerald X made no voluntary prepayments on the Extended Term Loan Facility during the year ended December 31, 2023.

The Amended and Restated Term Loan Facility previously required repayment in equal quarterly installments of 0.25% of the original principal amount, with the balance due at maturity. During the year ended December 31, 2022, Emerald X made a voluntary prepayment of $100.0 million on the Amended and Restated Term Loan Facility. The $100.0 million voluntary prepayment was made in first order of maturity and therefore settled all future quarterly installments until the Term Loan Amendment reset the scheduled quarterly payment obligation.

Revolving Credit Facility

On February 2, 2023, Emerald X entered into a Fifth Amendment (the “RCF Amendment”) to its Amended and Restated Credit Agreement. The RCF Amendment increased the aggregate amount of all revolving commitments under the Amended and Restated Credit Agreement from $100.4 million to $110.0 million. The increased revolving commitments have the same terms as the previously existing revolving commitments. The RCF Amendment did not change any other material terms of the Amended and Restated Credit Agreement. The Company paid $0.6 million in financing fees related to the RCF Amendment during the first quarter of 2023.

Emerald X is required to pay a quarterly commitment fee in respect of the unutilized revolving commitments under the Amended and Restated Credit Agreement in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which is reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.00. Upon the issuance of letters of credit under the Amended and Restated Credit Agreement, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Amended and Restated Credit Agreement.

Emerald X had no outstanding borrowings under the revolving portion of its Amended and Restated Credit Agreement as of December 31, 2023 and 2022. Emerald X had $1.0 million in stand-by letters of credit outstanding under the revolving portion of its Amended and Restated Credit Agreement as of December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, revolving borrowings under the Amended and Restated Credit Agreement were subject to an interest rate equal to Term SOFR plus 2.25% or ABR plus 1.25%. As of December 31, 2023, Emerald X had $109.0 million in additional revolving borrowing capacity under the Amended and Restated Credit Agreement (after giving effect to $1.0 million of outstanding letters of credit).

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Credit Facilities are guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, by all of Emerald X’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2023, all of Emerald X’s domestic subsidiaries and Emerald X’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Extended Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Extended Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total commitments thereunder. As of December 31, 2023, this financial covenant has not been triggered and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities through December 31, 2023.

During the years ended December 31, 2023, 2022 and 2021, Emerald X made no revolving loan borrowings or revolving loan repayments under the Amended and Restated Credit Agreement.

Interest Expense

Interest expense reported in the consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Year Ended December 31,
(in millions)	2023	2022	2021
Extended Term Loan Facility	$23.8	$—	$—
Amended and Restated Term Loan Facility	13.9	22.3	13.8
Term Loan Amendment third party fees	2.1	—	—
Non-cash interest for amortization of debt discount and debt issuance costs	3.0	1.7	1.5
Revolving credit facility interest and commitment fees	0.5	0.5	0.6
Total interest expense	$43.3	$24.5	$15.9

Note 8. Leases

The Company accounts for leases in accordance with ASC 842: Leases. The Company determines if an arrangement is or contains a lease at contract inception. The Company’s leases consist of operating leases for office space and certain equipment. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are reported on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company’s leases have a remaining contractual term of 1 years to 5 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of December 31, 2023. The Company’s weighted-average remaining lease term was 3.5 years and 3.9 years as of December 31, 2023 and 2022, respectively.

Short-term operating leases with a contractual term of 12 months or less are not reported on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the consolidated statements of (loss) income and comprehensive (loss) income and are considered rent expense. Short-term operating lease costs were not material for the years ended December 31, 2023, 2022 and 2021, respectively. Leases with a duration of less than one month are not included in rent expense. Operating lease cost is recognized on a straight-line basis over the related lease term. Rent expense was $4.2 million, $7.5 million, and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The Company reported $1.2 million in rent expense on the consolidated statements of (loss) income and comprehensive (loss) income as cost of revenues for the years ended December 31, 2023, 2022 and 2021 and $3.0 million, $6.3 million, and $4.0 million in rent expense on the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense for the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023 and 2022, the Company recorded $0.9 million and $3.0 million, respectively, of loss on lease abandonment for operating lease ROU assets related to offices closed in 2023 and 2022, respectively, which are reported on the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense. The Company did not record a loss on lease abandonment during the year ended December 31, 2021.

Certain of the Company’s lease agreements include variable lease payments. Variable lease costs were $0.2 million for the each of the years ended December 31, 2023, 2022 and 2021.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of December 31, 2023 were as follows:

(in millions)	December 31, 2023
2024	$4.0
2025	4.0
2026	3.8
2027	1.6
2028	0.4
Thereafter	0.1
Minimum lease payments	$13.9
Less: Imputed interest	(1.0)
Present value of minimum lease payments	$12.9

Supplemental cash flow and other information related to leases were as follows:

	December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the consolidated statements of cash flows	$4.6	$5.4	$4.1
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$1.9	$1.9	$3.4

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental collateralized borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.1% and 4.8% as of December 31, 2023 and 2022, respectively.

Note 9. Fair Value Measurements

As of December 31, 2023, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 31, 2023
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27.2	$27.2	$—	$—
Money market mutual funds(a)	177.0	177.0	—	—
Total assets at fair value	$204.2	$204.2	$—	$—

Liabilities
Market-based share awards liability(b)	$0.8	$—	$—	$0.8
Contingent consideration(b)	6.9	—	—	6.9
Total liabilities at fair value	$7.7	$—	$—	$7.7
(a)
The Company’s money market mutual funds of $177.0 million as of December 31, 2023 are included within cash and cash equivalents in the consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds are based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.8 million as of December 31, 2023 is included within other noncurrent liabilities in the consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $0.2 million as of December 31, 2023 is included within contingent consideration in the consolidated balance sheets and contingent consideration of $6.7 million is included within other noncurrent liabilities in the consolidated balance sheets.

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

The contingent consideration liability of $6.9 million as of December 31, 2023 consists of liabilities of $0.2 million, $0.1 million and $6.6 million, which are expected to be paid in 2024, 2025 and 2027, respectively.

As of December 31, 2023 and 2022, the contingent consideration liability related to the acquisition of Advertising Week was $4.9 million and $6.9 million, respectively, which consisted of two potential payments, the 2023 payment and the 2026 payment. During 2023, the specified EBITDA target for the 2023 payment was not met and therefore this amount as of December 31, 2023 represents the estimated 2026 payment. The 2026 payment is based on a range of multiples, which are dependent upon the acquisition’s 5-year compounded annual EBITDA growth rate from 2021 through 2026, being applied to the average annual EBITDA growth in calendar years 2024, 2025 and 2026, from a specified EBITDA target, less the 2023 payment. The 2026 payment is expected to be settled in the second quarter of 2027. The 2026 payment is not capped as it is based on increases in EBITDA. Therefore, there is no pre-determined upper limit to the undiscounted range.

During 2022, the average EBITDA growth targets for the MJBiz contingent consideration liability were not met and therefore the fair value of the contingent consideration liability was zero as of December 31, 2022.

Contingent consideration related to the Company’s other acquisitions amounted to $2.0 million and $1.6 million as of December 31, 2023 and 2022, respectively. These contingent payments are based on the achievement of various revenue or EBITDA growth metrics. The Company expects to pay $0.2 million, $0.1 million and $1.7 million, in 2024, 2025 and 2027, respectively, related to these contingent consideration liabilities as of December 31, 2023. The Company paid $3.7 million in contingent consideration during the second quarter of 2023 in relation to the Company’s acquisition of PlumRiver. The contingent consideration paid during the first quarter of 2023 in relation to the Company’s acquisition of EDspaces was not material.

The Company’s contingent consideration liabilities are remeasured based on the methodologies described above at the end of each reporting period. As a result of these remeasurements, during 2023, 2022 and 2021, the Company recorded a $2.4 million and $33.6 million decrease in the fair value of its contingent consideration liabilities and a $2.3 million increase in the fair value of its contingent consideration liabilities, respectively, which is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

The table below summarizes the changes in fair value of the Company’s contingent consideration liabilities during the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Balance at beginning of period	$12.3	$36.2	$13.3
Payment of contingent consideration	(3.7)	(6.5)	(4.2)
Fair value remeasurement adjustments	(2.4)	(33.6)	2.3
Business acquisition	0.7	6.9	24.8
Measurement period adjustment	—	8.9	—
Contingent compensation	—	0.4	—
Balance at end of period	$6.9	$12.3	$36.2

The market-based share award liability was $0.8 million and $0.4 million as of December 31, 2023 and 2022, respectively. Changes in the fair value of the market-based share award liability is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. The determination of the fair value of the market-based share award liability could change in future periods. See Note 12, Stock-Based Compensation, for additional information with respect to the market-based share awards.

Note 10. Related-Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 74.8% of the Company’s outstanding common stock at December 31, 2023. In addition, as of December 31, 2023, after giving effect to the Onex owned 69,718,919 shares of the Company’s redeemable convertible preferred stock, representing 183,697,428 shares of the Company’s common stock on an as-converted basis, after considering the accumulated accreting return at a rate per annum equal to 7% on the accreted liquidation preference and paid in-kind. Onex’s beneficial ownership of the Company’s common stock, on an as-converted basis, is approximately 90.5%. Affiliates of Onex Corporation held a 48.0% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events and a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future trade shows and other events may be held at facilities managed by ASM. During the years ended December 31, 2023 and 2022, nine and seven events were staged at ASM-managed venues, respectively. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $1.3 million, $1.4 million and $0.6 million during the years ended December 31, 2023, 2022 and 2021, respectively. These payments are included in cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income. The Company had $0.3 million and zero fees due to ASM as of December 31, 2023 and 2022, respectively. The Company made payments of $0.8 million, $0.3 million and $0.2 million to Convex during the years ended December 31, 2023, 2022 and 2021, respectively. The Company had $0.3 million and zero due to Convex as of December 31, 2023 and 2022, respectively.

Note 11. Stockholders’ Deficit and Redeemable Convertible Preferred Stock

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly, by adding to the accreted liquidation preference until July 1, 2023, and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. During the year ended December 31, 2023, the Company recorded accretion of $16.7 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $492.6 million as of December 31, 2023. During the year ended December 31, 2022, the redeemable convertible preferred stock accumulated $31.8 million worth of dividends, bringing the aggregate accreted liquidation preference to $475.9 million as of December 31, 2022.

The Company’s Board of Directors approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (the “Preferred Stock” and such dividend, the “Preferred Cash Dividend”) for each of the periods ending September 30, 2023, and December 31, 2023, respectively, and the Company paid Preferred Stock Cash Dividends for a total of $8.6 million, or $0.12 per share, in each such period. Of this amount, approximately $8.4 million in the aggregate was paid to Onex-related entities in each such period.

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

There were no preferred stock dividends declared or paid for the years ended December 31, 2022 and 2021. The following is a summary of the preferred stock dividends paid for the year ended December 31, 2023:

	2023
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	—	—	August 1, 2023	November 3, 2023
Stockholders of record on	—	—	August 1, 2023	November 3, 2023
Dividend paid on	—	—	September 29, 2023	December 28, 2023
Dividend per share	$—	$—	$0.1200	$0.1200
Cash dividend paid	$—	$—	$8.6	$8.6

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

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of the First Closing Date, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the First Closing Date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the First Closing Date, the accreted liquidation preference. In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the First Closing Date. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then-current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable. For the fiscal years ending December 31, 2023 and 2022, the Company recorded $42.0 million and $38.8 million, respectively, in deemed dividends, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid or declared with respect to the Company’s common stock for the years ended December 31, 2023, 2022 and 2021.

Share Repurchases

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company did not repurchase any shares during the year ended December 31, 2023 under this extension and expansion; however, the Company repurchased 5,064,140 shares for $16.9 million during the year ended December 31, 2023 under the October 2022 Share Repurchase Program described below. There was $25.0 million remaining available for share repurchases under the November 2023 Share Repurchase Program as of December 31, 2023. The share repurchase program may be suspended or discontinued at any time without notice.

October 2022 Share Repurchase Program Extension and Expansion (“October 2022 Share Repurchase Program”)

On October 26, 2022, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $20.0 million of the Company’s common stock through December 31, 2023, subject to early termination or extension by the Board. As described above, the Company repurchased 5,064,140 shares for $16.9 million during the year ended December 31, 2023 under this repurchase program. The Company settled the repurchase of 21,393 shares for $0.1 million during the year ended December 31, 2022 under this repurchase program, and a further 2,861,448 shares for $10.3 million pursuant to the October 2020 Share Repurchase Program, during the year ended December 31, 2022.

October 2020 Share Repurchase Program

In October 2020, the Company’s Board authorized and approved a $20.0 million share repurchase program. In October 2021, the Company’s Board approved the extension and expansion of the October 2020 Share Repurchase Program, which allowed for the repurchase of an additional $20.0 million of the Company’s common stock through December 31, 2022. The Company repurchased 2,861,448 shares for $10.3 million during the year ended December 31, 2022 under this repurchase program, as described above. The Company settled the repurchase of 2,498,118 shares for $12.4 million during the year ended December 31, 2021 under this repurchase program.

Note 12. Stock-Based Compensation

Employee Benefit Plans

2013 Stock Option Plan (the “2013 Plan”) and 2017 Omnibus Equity Plan (the “2017 Plan”)

Effective June 17, 2013, the Board approved the adoption of the 2013 Plan. Following the Company’s IPO, the 2013 Plan is no longer used for granting new awards. Vesting of all option grants begins at the first anniversary of the date of grant. Options granted under the 2013 Plan vest 20% per year over five years.

In April 2017, the Board approved the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. During 2021, the 2017 Plan was amended and restated principally to provide for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan by 13,000,000 shares. During 2023, the 2017 Plan was further amended and restated principally to provide for an increase in the number of shares of the

Company’s common stock reserved for issuance under the 2017 Plan by 4,900,000 shares. A total of 2,133,774 shares were available for future grant under the 2017 Plan as of December 31, 2023.

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

ESPP expense recognized by the Company was not material for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023, the Company has issued 141,804 shares to employees under the ESPP.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2023
	Range	Weighted-Average
Expected volatility	34.7% to 38.6%
Dividend yield	—
Risk-free interest rate	3.5% to 4.5%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$1.49

Year Ended December 31, 2022
	Range	Weighted-Average
Expected volatility	31.5% to 34.5%
Dividend yield	—
Risk-free interest rate	1.4% to 3.7%
Expected term (in years)	5.5 to 9.1
Weighted-average fair value at grant date		$1.09

Year Ended December 31, 2021
	Range	Weighted-Average
Expected volatility	29.0% to 38.4%
Dividend yield	—
Risk-free interest rate	0.4% to 1.4%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$1.47

There were 7,195,786 stock options granted during the year ended December 31, 2023. There were 6,231,142 stock options vested and exercisable at December 31, 2023.

There were 990,000 and 11,969,828 stock options granted during the years ended December 31, 2022 and 2021, respectively. There were 4,959,488 and 2,602,368 stock options vested and exercisable at December 31, 2022 and 2021, respectively.

Stock option activity for the year ended December 31, 2023 was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2022	14,555	$7.90	7.1	$—
Granted	7,196	3.82
Exercised	(32)	4.66
Forfeited/Expired	(1,928)	9.70
Outstanding at December 31, 2023	19,791	$6.25	7.4	$15.7
Exercisable at December 31, 2023	6,231	$8.89	5.7	$0.1

Information regarding fully vested and expected to vest stock options as of December 31, 2023 was as follows:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
	(share data in thousands)	(years)
$2.87 - $5.02	7,247	8.01
$5.07 - $7.61	7,236	6.70
$8.00 - $12.00	3,987	5.17
$12.47 - $18.71	932	3.98
$22.08 - $33.12	389	3.82
	19,791

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2023, for those options for which the market price was in excess of the exercise price.

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. During the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense related to stock options of $6.2 million, $3.8 million and $6.4 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $1.9 million, $1.0 million and $1.5 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The aggregate weighted average grant date fair value of stock options vested during the years ended December 31, 2023, 2022 and 2021 was $3.7 million, $4.9 million and $1.8 million, respectively. There was a total of $12.5 million unrecognized stock-based compensation expense at December 31, 2023 related to unvested stock options expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense related to RSUs recognized in the years ended December 31, 2023, 2022 and 2021 was $1.2 million, $1.9 million and $4.0 million, respectively.

RSU activity for the year ended December 31, 2023 was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2022	878	$6.87
Granted	115	3.93
Forfeited	(36)	9.80
Vested	(416)	7.03
Unvested balance, December 31, 2023	541	$5.95

There was a total of $0.8 million unrecognized stock-based compensation expense at December 31, 2023 related to unvested RSUs expected to be recognized over a weighted-average period of 1.2 years.

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

As of December 31, 2023, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

The Company recorded stock-based compensation expense related to performance-based market condition share awards of $0.4 million, zero and zero, respectively, for the years ended December 31, 2023, 2022 and 2021.

As of December 31, 2023, the Company has performance-based market condition share awards outstanding with a maximum value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period to two senior executives. As of December 31, 2023, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock has a weighted-average grant date fair value of $24.77 per share. The performance-based market condition share awards consist of four tranches with four separate specified award values that become payable upon achievement of the specified closing share price targets, which range from $18.00 per share to $24.00 per share. If the applicable targeted closing share price is attained over sixty days during a ninety-day trading period, that tranche of the award vests and the employees holding the awards receive shares of common stock equal to the specified award values (calculated based on the closing price per share on the trading day on which the relevant vesting condition was satisfied). In connection with the vesting, if any, of each award tranche, the Company expects to issue new shares of common stock to settle the vested awards. The total number of shares that will be awarded upon vesting will depend on the closing price per share on the trading day on which the relevant vesting condition is satisfied. These performance-based market condition share awards have a contractual term of ten years.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are remeasured to an updated fair value at each reporting period. As of December 31, 2023 and 2022, the liability for these awards was $0.8 million and $0.4 million, respectively, and is reported on the consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The aggregate fair value of the awards at the grant date was $1.9 million. The aggregate fair value of the awards as of December 31, 2023 and 2022 was $1.3 million and $0.5 million, respectively. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. As of December 31, 2023, the weighted average remaining service period is 4.0 years in aggregate. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control.

The weighted average assumptions used in determining the fair value for the performance-based market condition share awards granted in 2020 and 2019 and remeasured at December 31, 2023 were as follows:

	Grant Date	December 31, 2023
Expected volatility	41.7%	66.2%
Dividend yield	1.1%	—
Risk-free interest rate	1.3%	3.9%

The weighted-average expected term of the Company’s performance-based market condition share awards was 3.7 years at grant date, which represents the weighted-average of the derived service periods for the share awards.

Note 13. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods.

Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2023, 2022 and 2021, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,402,907 redeemable convertible preferred stock shares outstanding which were convertible into 139,939,471 shares of common stock at December 31, 2023. These preferred stock shares were anti-dilutive for the years ended December 31, 2023, 2022 and 2021 and are therefore excluded from the diluted (loss) income per common share calculation.

The details of the computation of basic and diluted (loss) income per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2023	2022	2021
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(8.2)	$130.8	$(79.7)
Accretion to redemption value of redeemable convertible preferred stock	(42.0)	(38.8)	(35.6)
Participation rights on if-converted basis	—	(60.2)	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(50.2)	$31.8	$(115.3)
Weighted average common shares outstanding	63,959	69,002	71,309
Basic (loss) income per share	$(0.78)	$0.46	$(1.62)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(50.2)	$31.8	$(115.3)
Diluted effect of stock options	—	146	—
Diluted weighted average common shares outstanding	63,959	69,148	71,309
Diluted (loss) income per share	$(0.78)	$0.46	$(1.62)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	19,704	14,858	15,023

Note 14. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”), that was formed on January 1, 2014. The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. In March 2020, the Company suspended the Company’s 401(k) match for all participants. The Company’s 401(k) match was reinstated in August 2021. For each of the years ended December 31, 2023, 2022 and 2021, the Company recorded compensation expense of $1.8 million, $1.6 million and $1.3 million, respectively, for the employer matching contribution.

Note 15. Income Taxes

The Company’s (loss) income before income taxes expense (benefit) from its United States and foreign operations are as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
United States	$(3.0)	$158.2	$(82.1)
Foreign	0.1	(0.2)	1.1
Total	$(2.9)	$158.0	$(81.0)

The Company’s current and deferred income tax provision (benefit) were as follows:

	Year Ended December 31,
(in millions)	2023	2022	2021
Current
Federal	$2.4	$20.8	$(1.4)
State and local	1.6	6.1	0.2
Foreign	—	—	0.3
	4.0	26.9	(0.9)
Deferred
Federal	1.8	0.2	(0.2)
State and local	(0.5)	0.2	(0.2)
Foreign	—	(0.1)	—
	1.3	0.3	(0.4)
Total provision for (benefit from) income taxes	$5.3	$27.2	$(1.3)

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision (benefit) are set forth below:

	Year Ended December 31,
(in millions)	2023	2022	2021
(Loss) income before income taxes	$(2.9)	$158.0	$(81.0)
U.S. statutory tax rate	21.0%	21.0%	21.0%
Taxes at the U.S. statutory rate	(0.6)	33.2	(17.0)
Tax effected differences
State and local taxes, net of federal benefit	0.8	7.3	(3.2)
Share-based payments	0.3	0.6	0.5
Nondeductible goodwill impairment	—	1.1	0.9
Change in valuation allowance	3.7	(16.5)	18.7
Return to provision adjustments	0.3	0.1	0.1
Change in tax rates	0.5	0.3	(0.4)
Change in uncertain tax positions	—	—	(1.3)
Nondeductible expenses	0.4	1.1	0.3
Other, net	(0.1)	—	0.1
Total provision for (benefit from) income taxes	$5.3	$27.2	$(1.3)

The fluctuations of the Company’s income tax benefits and effective tax rates between the years ended December 31, 2023, 2022 and 2021, are primarily attributable to certain nondeductible expenses recorded by the Company (e.g., portion of the goodwill impairment charges that is nondeductible for tax purposes recorded during the years ended December 31, 2022 and 2021). Additionally, changes in the relative mix of the Company’s operations in and among various U.S. state and local jurisdictions impact the Company’s state and local income tax benefit. Due to a lack of available sources of future taxable income, the Company recorded a full valuation allowance against its net balance of deferred tax assets.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$1.0	$0.3
Deferred compensation	0.6	1.8
Stock-based compensation	9.6	8.6
Fixed asset depreciation	0.2	—
Lease liabilities	3.2	3.9
Accrued expenses	0.2	1.0
Goodwill and intangible assets	8.6	14.4
Section 163(j) interest carryover	6.7	—
Other assets	0.6	0.2
Total deferred tax assets	30.7	30.2

Deferred tax liabilities
Right-of-use lease assets	(2.1)	(2.7)
Fixed asset depreciation	—	(1.3)
Total deferred tax liabilities	(2.1)	(4.0)

Valuation allowance	(31.7)	(28.0)
Deferred tax liabilities, net	$(3.1)	$(1.8)

Recognized as
Deferred income taxes, noncurrent	$(3.1)	$(1.8)

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to lack of available sources of taxable income, the Company recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2023 and 2022, the Company recorded a valuation allowance of $31.7 million and $28.0 million, respectively. The increase in the valuation allowance was due to Section 163(j) interest carryover, which was partially offset by book-to-tax differences related to goodwill and intangible assets.

As of December 31, 2023 and 2022, the Company had zero U.S. federal net operating loss carryforwards. As of December 31, 2023 and 2022, the Company had U.S. state net operating loss carryforwards of $16.0 million and $2.7 million, respectively. The U.S. state net operating loss carryforward begins to expire in 2025. The Company does not have any income tax credit carryforwards.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021:

	December 31,
(in millions)	2023	2022	2021
Gross unrecognized tax benefits, beginning of period	$—	$—	$1.1
Decreases related to prior year tax positions	—	—	(1.1)
Increases related to current year tax provisions	—	—	—
Gross unrecognized tax benefits, end of period	$—	$—	$—

For the years ended December 31, 2023, 2022 and 2021, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the benefit from income taxes in the consolidated statements of (loss) income and comprehensive (loss) income.

As of December 31, 2023, the Company does not have unrecognized tax benefits. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax and various state and local taxes in numerous jurisdictions. The Company’s federal tax returns for 2020 through 2023 years remain open for examination by the IRS. In most cases, the Company’s state tax returns for 2020 through 2023 remain open and are subject to income tax examinations by state taxing authorities.
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

The amounts presented below represent the future minimum annual payments under the Company’s operating leases and other contractual obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2023:

	Years Ending December 31,
(in millions)	2024	2025	2026	2027	2028	Thereafter	Total
Operating leases	$4.0	$4.0	$3.8	$1.6	$0.4	$0.1	$13.9
Other contractual obligations	42.0	20.6	9.4	0.8	0.3	—	73.1
	$46.0	$24.6	$13.2	$2.4	$0.7	$0.1	$87.0

Rent expense incurred under operating leases was $4.2 million, $7.5 million and $5.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both probable and the amount or range of any possible loss is reasonably estimable. The Company did not record an accrual for loss contingencies associated with legal proceedings as of December 31, 2023 and 2022. In the opinion of management, the Company is not presently a party to any material litigation and management is not aware of any pending or threatened litigation against the Company that would have a material adverse impact on the Company’s business, consolidated balance sheets, results of operations or cash flows.

Other Commitments and Contingencies

Refer to Note 9, Fair Value Measurements, for further discussion on the contingent considerations related to the Company’s acquisition of Lodestone, Bulletin, Advertising Week, MJBiz, and AV-IQ.

Note 17. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2023	2022
Trade payables	$24.1	$20.4
Other current liabilities	9.3	14.7
Accrued event costs	6.7	11.7
Accrued personnel costs	6.5	11.3
Total accounts payable and other current liabilities	$46.6	$58.1

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

Effective October 31, 2023, the Company’s management was reorganized and the discrete financial reporting information regularly provided to the CODM to facilitate his allocation of resources and assessment of performance was updated to reflect the new structure. As a result, there was a change in reporting segments. The CODM evaluates performance based on the results of three business lines, which represent the Company’s three operating segments. The Connections segment is the only operating segment which meets the criteria to be classified as a reportable segment. The Connections reportable segment includes all of Emerald’s trade shows and other live events. The other two operating segments, which provide diverse media services and e-commerce software solutions, do not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, as of December 31, 2023 and as such are referred to as “All Other.”

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

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net (loss) income:

	Years Ended December 31,
(in millions)	2023(1)	2022(1)	2021(1,2)
Revenues
Connections	$340.2	$282.6	$106.7
All Other	42.6	43.3	38.8
Total revenues	$382.8	$325.9	$145.5

Other income, net
Connections	$2.8	$34.2	$77.4
All Other	—	—	—
Total other income, net	$2.8	$34.2	$77.4

Adjusted EBITDA
Connections	$136.8	$133.0	$80.0
All Other	3.6	0.2	6.3
Subtotal Adjusted EBITDA	$140.4	$133.2	$86.3

General corporate and other expenses	$(42.6)	$(42.2)	$(42.2)
Other Income, net(3)	—	148.6	—
Interest expense, net	(35.1)	(21.8)	(15.8)
Loss on extinguishment of debt	(2.3)	—	—
Goodwill impairment charge	—	(6.3)	(7.2)
Intangible asset impairment charge	—	(1.6)	(32.7)
Depreciation and amortization expense	(45.0)	(59.5)	(47.6)
Stock-based compensation expense	(7.8)	(5.8)	(10.4)
Deferred revenue adjustment	—	(0.6)	(2.0)
Other items	(10.5)	14.0	(9.4)
(Loss) income before income taxes	$(2.9)	$158.0	$(81.0)

(1) Current and prior years segment disclosures reflect the new reportable segment structure.
(2) For the year ended December 31, 2021, the Content segment generated revenues and adjusted EBITDA of $27.7 million and $7.6 million, respectively.

(3) On August 3, 2022, the Company reached an agreement for a one-time settlement of outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. The one-time settlement payment was not specifically attributable to any of the Company’s outstanding event cancellation insurance claims and therefore was not recorded at the segment level. The other income, net related to this one-time settlement is not indicative of any one segment’s performance and is not included in the measure of segment profit and loss analyzed by the CODM on a regular basis.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. For the years ended December 31, 2023, 2022 and 2021, substantially all revenues were derived from transactions in the United States.

Note 19. Subsequent Events

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

On January 19, 2024, the Company purchased the associated assets and liabilities of Hotel Interactive, a live events company specializing in hosted buyer events in the hotel, hospitality, food service and healthcare and senior living space. The purchase price consideration of the transaction was approximately $13.0 million plus future contingent payments based on business performance. The Company funded this transaction with cash from operations. The initial accounting and fair value measurements of assets acquired and liabilities assumed necessary to develop the purchase price allocation has not been completed.

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2023 and 2022

(dollars in millions, share data in thousands except par value)	2023	2022
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	404.6	439.3
Total assets	$404.6	$439.3
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2023 and 2022: 80,000; 71,403 and 71,417 shares issued and outstanding; aggregate liquidation preference $492.6 million and $475.9 million at December 31, 2023 and 2022, respectively	497.1	472.4
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at December 31, 2023 and 2022: 800,000; 62,915 and 67,588 shares issued and outstanding at December 31, 2023 and 2022, respectively	0.6	0.7
Additional paid-in capital	559.2	610.3
Accumulated deficit	(652.3)	(644.1)
Total stockholders’ deficit	(92.5)	(33.1)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$404.6	$439.3

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of (Loss) Income and Comprehensive (Loss) Income

December 31, 2023, 2022 and 2021

(dollars in millions)	2023	2022	2021
Revenues	$—	$—	$—
Other income, net	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairment charge	—	—	—
Intangible asset impairment charge	—	—	—
Operating income (loss)	—	—	—
Interest expense	—	—	—
Interest income	—	—	—
Loss on extinguishment of debt	—	—	—
Other expense	—	—	—
Loss on disposal of fixed assets	—	—	—
(Loss) income before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net (loss) income and comprehensive (loss) income of subsidiaries	—	—	—
Equity in net (losses) income and comprehensive (losses) income of subsidiaries	(8.2)	130.8	(79.7)
Accretion to redemption value of redeemable convertible preferred stock	(42.0)	(38.8)	(35.6)
Participation rights on if-converted basis	—	(60.2)	—
Net (loss) income and comprehensive (loss) income	$(50.2)	$31.8	$(115.3)

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2023, 2022 and 2021

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Holding, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Holding, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2023, 2022 and 2021.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2023, 2022 and 2021.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its redeemable convertible preferred stock as mezzanine equity outside of stockholders’ deficit when the stock contains contingent redemption features that are not solely within the Company’s control. Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. For each of the quarterly periods ending September 30, 2023 and December 31, 2023, the Company elected to pay dividends on the redeemable convertible preferred stock in cash, in an aggregate amount of $8.6 million for each such quarterly period.

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

2. Guarantees and Restrictions

The Company’s wholly owned subsidiary, Emerald X, Inc. (“Emerald X”), is the borrower under the Amended and Restated Senior Secured Credit Facilities, by and among Expo Event Midco, Inc. (“EEM”), Emerald X and Emerald X’s subsidiaries as guarantors, various lenders from time to time party thereto and Bank of America, N.A., as administrative agent, as amended from time to time. The Amended and Restated Senior Secured Credit Facilities include restrictions on the ability of Emerald X and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends and make intercompany loans and advances or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the Amended and Restated Senior Secured Credit Facilities, Emerald X is permitted to pay dividends so long as immediately after giving effect thereto, no default or event of default had occurred and was continuing, (a) up to an amount equal to, (i) a basket that builds based on 50% of Emerald X’s Consolidated Net Income (as defined in the Amended and Restated Senior Secured Credit Facilities) and certain other amounts, subject to various conditions including compliance with a fixed charge coverage ratio of 2.0 to 1.0 and (b) in certain additional limited amounts, subject to certain exceptions set forth in the Amended and Restated Senior Secured Credit Facilities.

Since the restricted net assets of Emerald X and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries, the condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the consolidated financial statements.

Emerald Holding, Inc.

Schedule II – Valuation and Qualifying Accounts

			Additions
	Balance at Beginning of Period	Reclassification	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2023:
Allowance for credit losses	$1.5	—	0.3	—	(0.4)	$1.4
Deferred tax asset valuation allowance	$28.0	—	—	3.7	—	$31.7

Year Ended December 31, 2022:
Allowance for credit losses	$1.2	—	0.4	—	(0.1)	$1.5
Deferred tax asset valuation allowance	$44.5	—	—	(16.5)	—	$28.0

Year Ended December 31, 2021:
Allowance for doubtful accounts	$1.1	—	0.4	—	(0.3)	$1.2
Deferred tax asset valuation allowance	$25.8	—	—	18.7	—	$44.5

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023 the disclosure controls and procedures were effective at the reasonable assurance level.

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

▪
pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
▪
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a) Form 8-K Disclosures

Separation and Release Agreements

As disclosed by the Company in its Current Report Form 8-K filed by the Company on February 16, 2024, Mr. Brian Field and Ms. Stacey Sayetta will each be departing from their respective role with the Company. In connection with his anticipated departure on April 13, 2024, on March 3, 2024, the Company and Mr. Field entered into a separation and release agreement providing for, subject to Mr. Field’s delivery of an irrevocable general release of claims against the Company, separation payments and benefits substantially consistent with those set forth the employment agreement between the Company and Mr. Field dated May 22, 2019, as amended, and the equity award agreements in respect of equity awards held by Mr. Field at the time of his departure, as well as certain additional benefits. These payments and benefits include, generally: (i) $788,750 in base salary and bonus separation payments, payable over 12 months, (ii) subsidized COBRA payments for 12 months, (iii) accelerated vesting of approximately 77% of the portion of the equity awards that would have vested in the normal course in the next 12 months; and (iv) extended exercisability of vested stock options for 1 year. Mr. Field will continue to be obligated to comply with the restrictive covenants set forth in his employment agreement and the applicable equity award agreements. In connection with her anticipated departure on March 16, 2024, on March 3, 2024, the Company and Ms. Sayetta entered into a separation and release agreement providing for, subject to Ms. Sayetta’s delivery of an irrevocable general release of claims against the Company, separation payments and benefits set forth in the employment offer letter between the Company and Ms. Sayetta dated September 28, 2021 and the equity award agreements in respect of equity awards held by Ms. Sayetta at the time of her departure, as well as certain additional benefits. These payments and benefits include, generally: (i) $262,500 as a separation payment, payable in a lump sum, (ii) $350,000 in base salary separation payments, payable over 12 months, (iii) subsidized COBRA payments for 12 months, (iv) accelerated vesting of approximately 27% of the portion of the equity awards that would have vested in the normal course in the next 12 months; and (v) extended exercisability of vested stock options for 1 year. Ms. Sayetta would continue to be obligated to comply with the restrictive covenants set forth in her employment agreement and the applicable equity award agreements.

Retention Bonuses

On March 1, 2024, Board of Directors (the “Board”) of Emerald Holding, Inc. (the “Company”) and the Compensation Committee (the “Committee”) of the Board approved retention bonuses to Hervé Sedky, David Doft and Issa Jouaneh, in the aggregate amount of $945,000, $702,000, and $607,500, respectively (the “Retention Bonuses”). The Retention Bonuses will be paid to each executive, in two substantially equal installments, in March 2024 and January 2025, with each installment being subject to forfeiture and repayment in the event the executive does not continue employment with the Company through December 31, 2024, in respect of the first installment, and December 31, 2025, in respect of the second installment. In the event that, prior to an installment’s vesting date, the recipient’s employment is terminated by the Company without Cause or by the executive for Good Reason (as such terms are defined in the executive’s employment agreement), that installment of the Retention Bonus will no longer be forfeitable. In the event of a termination by the Company for Cause or by the executive for any reason other than Good Reason prior to an applicable vesting date, the gross amount of the Retention Bonus previously paid to the executive for that installment, will be subject to forfeiture and repayment by the executive. In the event of a change of control of the Company (as defined consistent with what is considered a “change in control” of the Company under the terms of the Company’s 2017 Omnibus Equity Plan), the executive will be considered to have earned the full amount of the Retention Bonus, and any installments not previously paid will be paid at the time of the change of control.

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2024 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2023.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Incorporated by reference herein
Exhibit Number	Description	Form	Date
2.1	Asset Purchase Agreement, dated December 31, 2021, by and among Emerald X, LLC, Anne Holland Ventures Inc. and solely for limited purposes thereof, Cassandra Farrington and Anne Hills Holland.	Current Report on Form 8-K (File No. 001-38076)	January 4, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated February 3, 2020.	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
3.3	Amended and Restated Bylaws of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.4	Second Amended and Restated Bylaws of the Registrant, effective as of February 14, 2020	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
3.5	Certificate of Designations for Redeemable Convertible Preferred Stock.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.1	Specimen Common Stock Certificate of the Registrant.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.2

Registration Rights Agreement, among Expo Event Holdco, Inc., Onex American Holdings II LLC, Expo EI LLC, Expo EI II LLC, Onex US Principals LP, Onex Advisor III LLC, Onex Partners III LP, Onex Partners III PV LP, Onex Partners III Select LP and Onex Partners III GP LP, dated July 19, 2013.

		Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.3	Registration Rights Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.4	Description of the Registrant’s Securities.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.1	Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and other lenders party thereto, dated May 22, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 25, 2017
10.2	Refinancing Agreement and First Amendment to Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors	Current Report on Form 8-K (File No. 001-38076)	December 1, 2017

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

		Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.11	Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners V LP and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020

10.12+	Form of Restricted Stock Unit Agreement.	Current Report on Form 8-K (File No. 001-38076)	June 14, 2017
10.13+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.14+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.15+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.16+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.17+	Form of Post-IPO Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.18	Form of Indemnification Agreement.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
10.19+	Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.20+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for non-California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.21+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.22+	Form of Annual Incentive Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.23+	2019 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 2, 2019
10.24+	Employment Agreement, dated May 22, 2019, by and between Emerald Expositions, LLC, Brian Field, and solely for the purposes of Sections 2.3 and 8.1 therein, Emerald Expositions Events, Inc.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.25+	Employment Agreement Amendment, dated November 12, 2020, by and between Emerald X, LLC and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.26+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.27+	Form of Stock Option Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019

10.28+	Form of Performance Based Share Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.29+	Amendment to Performance Based Share Award Agreement, by and between the Registrant and Brian Field, dated December 6, 2019.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.30+	Employment Agreement, dated January 16, 2020, by and between Emerald Expositions Events, LLC and David Doft, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.31+	Form of Performance Based Share Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.32+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.33+*	Special Bonus Agreement by and between David Doft and Emerald X, LLC dated November 5, 2021
10.34+	Employment Agreement, dated November 10, 2020, by and between Emerald X, LLC and Hervé Sedky, and solely for the purposes of certain sections therein, Emerald Holding, Inc.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.35+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.36+	Form of Stock Option Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.37+	Separation and Release Agreement by and between Eric Lisman, Emerald X, LLC and Emerald Holding, Inc. entered into as of December 31, 2021.	Annual Report on Form 10-K (File No. 001-38076)	March 15, 2023
10.38+	Amended and Restated 2017 Omnibus Equity Plan, effective as of May 17, 2023.	Form S-8 Registration Statement (File No. 333-217091)	November 6, 2023
10.39+*	Form of Stock Option Agreement under the Amended and Restated 2017 Omnibus Equity Plan, as amended and restated, effective as of May 17, 2023 (California residents).
10.40+*	Form of Stock Option Agreement under the Amended and Restated 2017 Omnibus Equity Plan, as amended and restated, effective as of May 17, 2023 (Non-California residents).
10.41	Waiver Letter, executed by OPV Gem Aggregator LP, dated February 13, 2024.	Current Report on Form 8-K (File No. 001-38076)	February 15, 2024
10.42+*	Offer Letter, by and between Stacey Sayetta and Emerald X, LLC dated October 1, 2021.
10.43+*	Employment Agreement, by and between Issa Jouaneh and The Staffing Edge ULC (on behalf of Emerald X, LLC), dated April 19, 2021, as amended on May 17, 2021, November 7, 2022 and January 6, 2023.
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Emerald Holding, Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL included: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) Notes to

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

EMERALD HOLDING, INC.

Date: March 4, 2024	By:	/s/ David Doft
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

Name	Title	Date
/s/ Hervé Sedky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2024
Hervé Sedky
Chief Financial Officer and Treasurer
/s/ David Doft	(Principal Financial Officer and Principal Accounting Officer)	March 4, 2024
David Doft

/s/ Konstantin Gilis	Chairman of the Board and Director	March 4, 2024
Konstantin Gilis

/s/ Michael Alicea	Director	March 4, 2024
Michael Alicea

/s/ Lynda M. Clarizio	Director	March 4, 2024
Lynda M. Clarizio

/s/ Todd Hyatt	Director	March 4, 2024
Todd Hyatt

/s/ Lisa Klinger	Director	March 4, 2024
Lisa Klinger

/s/ David Levin	Director	March 4, 2024
David Levin

/s/ Anthony Munk	Director	March 4, 2024
Anthony Munk

/s/ Emmanuelle Skala	Director	March 4, 2024
Emmanuelle Skala