Form 10-Q
period 2024-03-31
Emerald Holding, Inc.
filed 2024-05-07
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 203,836,641 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the trends and other factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

•
risks associated with event cancellations or interruptions, including cancellations or interruptions resulting from natural or manmade disasters, including outbreaks of communicable diseases (e.g., COVID 19); the actions that governments, businesses and individuals take in response to any such outbreaks, including limiting the size of gatherings; the resulting impact on overall demand for face-to-face events; and our ability or inability to obtain insurance coverage relating to event cancellations or interruptions;
•
disruptions in global or local travel conditions and quarantines due to natural or manmade disasters, including outbreaks of communicable diseases or terrorist actions;
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
•
our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
•
other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$186.8	$204.2
Trade and other receivables, net of allowances of $1.5 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively	123.1	85.2
Prepaid expenses and other current assets	16.5	21.5
Total current assets	326.4	310.9
Noncurrent assets
Property and equipment, net	1.6	1.5
Intangible assets, net	175.0	175.1
Goodwill, net	565.7	553.9
Right-of-use lease assets	8.3	8.8
Other noncurrent assets	3.4	3.7
Total assets	$1,080.4	$1,053.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable and other current liabilities	$61.1	$46.6
Income tax payable	1.9	0.2
Cancelled event liabilities	0.8	0.6
Deferred revenues	175.3	174.3
Contingent consideration	0.1	0.2
Right-of-use lease liabilities, current portion	4.0	4.0
Term loan, current portion	4.2	4.2
Total current liabilities	247.4	230.1
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	398.7	398.7
Deferred tax liabilities, net	5.5	3.1
Right-of-use lease liabilities, noncurrent portion	8.0	8.9
Other noncurrent liabilities	12.3	8.5
Total liabilities	671.9	649.3
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at March 31, 2024 and December 31, 2023: 80,000; 71,403 shares issued and outstanding; aggregate liquidation preference of $492.6 million at March 31, 2024 and December 31, 2023	499.2	497.1
Stockholders’ deficit
Common stock, $0.01 par value; authorized shares at March 31, 2024 and December 31, 2023: 800,000; 63,053 and 62,915 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	0.6	0.6
Additional paid-in capital	550.0	559.2
Accumulated deficit	(641.3)	(652.3)
Total stockholders’ deficit	(90.7)	(92.5)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$1,080.4	$1,053.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2024	March 31, 2023
Revenues	$133.4	$122.3
Other income, net	1.0	—
Cost of revenues	47.5	43.2
Selling, general and administrative expense	55.5	48.8
Depreciation and amortization expense	7.1	13.5
Operating income	24.3	16.8
Interest expense	12.1	8.0
Interest income	2.3	1.1
Other expense	—	0.1
Income before income taxes	14.5	9.8
Provision for income taxes	3.5	2.7
Net income and comprehensive income attributable to Emerald Holding, Inc.	$11.0	$7.1
Accretion to redemption value of redeemable convertible preferred stock	(10.7)	(10.1)
Participation rights on if-converted basis	(0.2)	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$0.1	$(3.0)
Basic income (loss) per share	$0.00	$(0.04)
Diluted income (loss) per share	$0.00	$(0.04)
Basic weighted average common shares outstanding	63,039	67,280
Diluted weighted average common shares outstanding	65,205	67,280

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(unaudited)

	Three Months Ended March 31, 2024
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2023	71,403	$497.1	62,915	$0.6	$559.2	$(652.3)	$(92.5)
Stock-based compensation	—	—	—	—	2.4	—	2.4
Issuance of common stock under equity plans	—	—	433	—	0.9	—	0.9
Accretion to redemption value of redeemable convertible preferred stock	—	10.7	—	—	(10.7)	—	(10.7)
Repurchase of common stock	—	—	(295)	—	(1.8)	—	(1.8)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	11.0	11.0
Balances at March 31, 2024	71,403	$499.2	63,053	$0.6	$550.0	$(641.3)	$(90.7)

	Three Months Ended March 31, 2023
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2022	71,417	$472.4	67,588	$0.7	$610.3	$(644.1)	$(33.1)
Stock-based compensation	—	—	307	—	2.1	—	2.1
Issuance of common stock under equity plans	—	—	14	—	—	—	—
Accretion to redemption value of redeemable convertible preferred stock	—	10.1	—	—	(10.1)	—	(10.1)
Repurchase of common stock	—	—	(5,064)	(0.1)	(16.8)	—	(16.9)
Net income and comprehensive income	—	—	—	—	—	7.1	7.1
Balances at March 31, 2023	71,417	$482.5	62,845	$0.6	$585.5	$(637.0)	$(50.9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating activities
Net income	$11.0	$7.1
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2.5	2.1
Allowance for credit losses	0.2	0.1
Depreciation and amortization	7.1	13.5
Loss on disposal of fixed assets	—	0.2
Non-cash operating lease expense	0.6	0.7
Amortization of deferred financing fees and debt discount	1.1	0.4
Deferred income taxes	2.4	1.0
Remeasurement of contingent consideration	1.5	—
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(36.2)	(28.1)
Prepaid expenses and other current assets	6.1	7.2
Other noncurrent assets	0.1	0.1
Accounts payable and other current liabilities	14.0	(3.0)
Cancelled event liabilities	0.2	(0.4)
Contingent consideration	(0.2)	—
Income tax payable	1.7	1.1
Deferred revenues	(3.7)	7.0
Operating lease liabilities	(0.9)	(1.1)
Other noncurrent liabilities	(0.2)	1.0
Net cash provided by operating activities	7.3	8.9
Investing activities
Acquisition of businesses, net of cash acquired	(11.6)	(9.5)
Purchases of property and equipment	(0.3)	(0.3)
Purchases of intangible assets	(2.2)	(3.4)
Net cash used in investing activities	(14.1)	(13.2)
Financing activities
Repayment of principal on Extended Term Loan Facility	(1.1)	—
Fees paid for debt issuance	—	(0.6)
Repurchase of common stock	(1.8)	(16.9)
Preferred stock cash dividend	(8.6)	—
Proceeds from issuance of common stock under equity plans	0.9	—
Net cash used in financing activities	(10.6)	(17.5)
Net decrease in cash and cash equivalents	(17.4)	(21.8)
Cash and cash equivalents
Beginning of period	204.2	239.1
End of period	$186.8	$217.3

Supplemental disclosure of non-cash investing activities:
Unpaid purchases of property and equipment and intangible assets	$0.5	$—

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, and therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2023. The December 31, 2023 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2023.

The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment, primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 92.5% and 91.7% of total revenues for the three months ended March 31, 2024 and 2023, respectively.

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $175.3 million as of March 31, 2024 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2024 were $0.7 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Current and long-term deferred revenues as of December 31, 2023 were $174.3 million and $0.9 million, respectively. During the three months ended March 31, 2024, the Company recognized revenues of $95.2 million from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events are classified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of March 31, 2024, cancelled event liabilities of $0.8 million represents $0.5 million of deferred revenues for cancelled trade shows and $0.3 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2023, cancelled event liabilities of $0.6 million represented $0.5 million of deferred revenues for cancelled trade shows and $0.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $0.7 million as of March 31, 2024.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Three Months Ended March 31,
	2024	2023
Revenues	(in millions)
Connections	$123.4	$112.2
Content	4.7	5.5
Commerce	5.3	4.6
Total revenues	$133.4	$122.3

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of March 31, 2024, the Company does not have material contract assets.

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

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for industry publications are generally short term, as sales typically begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the condensed consolidated statements of income and comprehensive income as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2024 and 2023, were $0.2 million and $0.1 million, respectively. Account balances written off during the three months ended March 31, 2024 and 2023, were $0.1 million and $0.2 million, respectively.

4.
Business Acquisitions

2024 Acquisition

Hotel Interactive

In furtherance of the Company’s portfolio optimization strategy to enhance its best-in-class hosted buyer platform, the Company executed an asset purchase agreement on January 19, 2024 to acquire all the assets and assume certain liabilities of the business known as Hotel Interactive. Hotel Interactive produces hosted buyer events in the hotel, hospitality, food service and healthcare and senior living space sectors. The total estimated purchase price of $13.5 million included an initial cash payment of $11.6 million and contingent consideration with an estimated fair value of $2.7 million, as well as a $0.8 million post close working capital adjustment receivable from the seller. The acquisition was financed with cash from operations.

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

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income. During the three months ended March 31, 2024, the acquisition of Hotel Interactive generated revenue of $2.8 million and net income of $0.6 million. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

The primary tasks that are required to be completed to finalize the valuation of assets and liabilities acquired include validation of business level forecasts, customer attrition rates and acquired working capital balances.

The contingent consideration liability related to the acquisition of Hotel Interactive consists of two potential payments, the interim payment and the final payment. The interim payment is based on a range of multiples, which are dependent upon the acquisition’s compounded annual EBITDA growth rate from 2023 to 2024, being applied to the 2024 EBITDA growth from a specified EBITDA target. The interim payment will be settled in the second quarter of 2025. The final payment is based on a range of multiples, which are dependent upon the acquisition’s 3-year compounded annual EBITDA growth rate from 2023 to 2026, being applied to the average annual EBITDA growth in calendar years 2025 and 2026, from a specified EBITDA target, less the interim payment. The final payment will be settled in the second quarter of 2027.

Identified intangible assets associated with Hotel Interactive included trade name and customer relationship intangible assets of $1.6 million and $2.5 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 10.0 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 4.0 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	January 19, 2024
Trade and other receivables	$1.2
Prepaid expenses and other current assets	1.1
Goodwill	11.8
Intangible assets	4.1
Deferred revenues	(4.7)
Purchase price, including working capital adjustment	$13.5

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if the 2023 and 2024 acquisitions had occurred at the beginning of 2023, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisition. The supplemental unaudited pro-forma financial information is presented for comparative purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisition at the dates indicated, nor is it intended to project the future financial position or operating results of the combined Company. Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

Three Months Ended March 31,
2023
(in millions)	(Unaudited)
Pro-forma revenues(1)
Hotel Interactive	$2.1
Emerald revenue	122.3
Total pro-forma revenues	$124.4

Pro-forma net income (loss)
Hotel Interactive	$0.2
Lodestone	(0.3)
Emerald net income	7.1
Total pro-forma net income	$7.0
(1) Pro-forma revenues from the Lodestone acquisition were not material to the three months ended March 31, 2023.

5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Furniture, equipment and other	$5.3	$5.2
Leasehold improvements	1.2	1.0
	6.5	6.2
Less: Accumulated depreciation	(4.9)	(4.7)
Property and equipment, net	$1.6	$1.5

Depreciation expense related to property and equipment for the three months ended March 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively. Loss on disposal of fixed assets was zero and $0.2 million, respectively, for the three months ended March 31, 2024 and 2023.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at March 31, 2024	$52.6	$367.9	$92.7	$8.4	$2.6	$38.9	$2.3	$565.4
Accumulated amortization	—	(340.3)	(24.0)	(4.9)	(1.1)	(20.1)	—	(390.4)
Net carrying amount at March 31, 2024	$52.6	$27.6	$68.7	$3.5	$1.5	$18.8	$2.3	$175.0

Gross carrying amount at December 31, 2023	$52.6	$365.4	$91.1	$8.4	$2.6	$36.9	$1.6	$558.6
Accumulated amortization	—	(336.7)	(22.6)	(4.7)	(1.0)	(18.5)	—	(383.5)
Net carrying amount at December 31, 2023	$52.6	$28.7	$68.5	$3.7	$1.6	$18.4	$1.6	$175.1

Amortization expense for the three months ended March 31, 2024 and 2023 was $6.9 million and $13.2 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three months ended March 31, 2024 and 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first quarters of 2024 and 2023.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the three months ended March 31, 2024 and 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first quarters of 2024 and 2023.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2023	$518.3	$35.6	$553.9
Acquired goodwill	11.8	—	11.8
Balance at March 31, 2024	$530.1	$35.6	$565.7

Impairment of Goodwill

During the three months ended March 31, 2024 and 2023, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required during the first quarters of 2024 and 2023. No goodwill impairment charges were recorded during each of the three months ended March 31, 2024 and 2023.

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2024	December 31, 2023
Extended Term Loan Facility, with interest at SOFR plus 5.10% as of March 31, 2024, and December 31, 2023 (equal to 10.43% and 10.46% at March 31, 2024 and December 31, 2023, respectively) due 2026, net(a)	$402.9	$402.9
Less: Current maturities	4.2	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$398.7	$398.7

(a)
The Extended Term Loan Facility (as defined below), scheduled to mature on May 22, 2026, was recorded net of unamortized discount of $8.1 million and net of unamortized deferred financing fees of $1.3 million as of March 31, 2024. The Extended Term Loan Facility as of December 31, 2023 was recorded net of unamortized discount of $8.9 million and net of unamortized deferred financing fees of $1.5 million. The fair market value of the Company’s debt under the Extended Term Loan Facility was $413.5 million as of March 31, 2024.

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

The Term Loan Amendment replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The effective interest rate at March 31, 2024 and December 31, 2023 was 11.63% and 11.66%, respectively.

Revolving Credit Facility

On February 2, 2023, Emerald X entered into a Fifth Amendment (the “RCF Amendment”) to its Amended and Restated Credit Agreement. The RCF Amendment increased the aggregate amount of all revolving commitments under the Amended and Restated Credit Agreement from $100.4 million to $110.0 million (such facility, as amended by the RCF Amendment, the “Extended Revolving Credit Facility”). The increased revolving commitments have the same terms as the previously existing revolving commitments. The RCF Amendment did not change any other material terms of the Amended and Restated Credit Agreement. Emerald X paid $0.6 million in financing fees related to the RCF Amendment during the first quarter of 2023.

Emerald X had no outstanding borrowings under the revolving portion of its Amended and Restated Credit Agreement as of March 31, 2024 and December 31, 2023. Emerald X had $1.0 million in stand-by letters of credit outstanding under the revolving portion of its Amended and Restated Credit Agreement as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and 2023, revolving borrowings under the Amended and Restated Credit Agreement were subject to an interest rate equal to Term SOFR plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consists of the following:

	Three Months Ended March 31,
(in millions)	2024	2023
Extended Term Loan Facility	$10.9	$—
Amended and Restated Term Loan Facility	—	7.5
Non-cash interest for amortization of debt discount and debt issuance costs	1.1	0.4
Revolving credit facility interest and commitment fees	0.1	0.1
Total interest expense	$12.1	$8.0

Covenants

The Extended Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended Credit Agreement and Amended and Restated Credit Agreement, collectively known as the “Amended and Restated Senior Secured Credit Facilities”) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Extended Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total revolving commitments thereunder. As of March 31, 2024, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.
Fair Value Measurements and Financial Risk

As of March 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$19.6	$19.6	$—	$—
Money market mutual funds(a)	167.2	167.2	—	—
Total assets at fair value	$186.8	$186.8	$—	$—

Liabilities
Market-based share awards liability(b)	$0.8	$—	$—	$0.8
Contingent consideration(b)	10.9	—	—	10.9
Total liabilities at fair value	$11.7	$—	$—	$11.7

(a)
The Company’s money market mutual funds of $167.2 million as of March 31, 2024 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.8 million as of March 31, 2024 is included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $0.1 million as of March 31, 2024 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $10.8 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.8 million as of March 31, 2024 and December 31, 2023, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

As of December 31, 2023, the Company had $6.9 million in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of AV-IQ, Advertising Week, Bulletin and Lodestone. As of March 31, 2024, the Company had $10.9 million in contingent consideration liabilities measured at fair value related to the Company’s acquisitions of AV-IQ, Advertising Week, Bulletin, Lodestone and Hotel Interactive. The contingent consideration liability of $10.9 million as of March 31, 2024 consists of liabilities of $0.6 million and $10.3 million that are expected to be settled in 2025 and 2027, respectively. Refer to Note 4, Business Acquisitions, for further information related to the contingent consideration related to the acquisition of Hotel Interactive, which had an initial estimated fair value of $2.7 million.

The contingent consideration paid during the first quarter of 2024 in relation to the Company’s acquisition of AV-IQ was $0.2 million. Contingent consideration liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first quarter of 2024, the Company recorded a $1.5 million increase in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The change in fair value of the Company’s contingent consideration liabilities consists of the following activity:

Three Months Ended March 31,
(in millions)	2024
Balance at December 31, 2023	$6.9
Payment of contingent consideration	(0.2)
Fair value remeasurement adjustments	1.5
Business acquisition	2.7
Balance at March 31, 2024	$10.9

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

Dividends

Each share of redeemable convertible preferred stock will accumulate dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly, by adding to the accreted liquidation preference until July 1, 2023, and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. During the three months ended March 31, 2024, the Company recorded accretion of zero with respect to the redeemable convertible preferred stock, leaving the aggregate liquidation preference at $492.6 million as of March 31, 2024. During the three months ended March 31, 2023, the Company recorded accretion of $8.3 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $484.2 million as of March 31, 2023.

On March 12, 2024, the Company’s Board of Directors approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (such dividend, the “Preferred Stock Cash Dividend”) for the period ending March 31, 2024 to holders of record of the redeemable convertible preferred stock as of March 26, 2024. On March 28, 2024, the Company paid the Preferred Stock Cash Dividend for a total of $8.6 million, or $0.12 per share.

There were no cash dividends declared or paid in the first quarter of 2023. Holders of redeemable convertible preferred stock are also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends may be paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock has been paid or holders of a majority of the outstanding redeemable convertible preferred stock have consented to such dividends.

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

If, at any time following the third anniversary of the First Closing Date the closing price per share of the Company’s common stock exceeds 175% of the then-applicable conversion price for at least 20 consecutive trading days, the Company may, at its option, and subject to certain liquidity conditions, cause any or all of the then-outstanding shares of redeemable convertible preferred stock to be converted automatically into common stock at the then-applicable conversion price (the “Mandatory Conversion Right”).

On February 13, 2024, the Company received from Onex Partners V a waiver letter (the “Waiver”), effective for six months from the date thereof, pursuant to which Onex Partners V waived the requirement that each share of common stock of the Company issuable upon conversion of the shares of the Company’s redeemable convertible preferred stock held by Onex Partners V be freely tradeable upon any issuance thereof related to a mandatory conversion in the redeemable convertible preferred stock. Pursuant to the Waiver, Onex Partners V agreed that the Company may cause a Mandatory Conversion Right without such a registration statement. This Waiver is effective until August 13, 2024, unless extended by Onex Partners V in its sole discretion. On February 12, 2024, members of the Company’s Board representing a majority of the directors who are not employed by the Company and who are unaffiliated with, and otherwise independent of, Onex Partners V and its affiliates, voted to authorize management to effect the Mandatory Conversion of all outstanding shares of the redeemable convertible preferred stock.

Mandatory Conversion

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock will be converted to shares of the Company’s common stock. The notice was triggered by the fact that the closing share price of the Company’s common stock on the NYSE had exceeded 175% of the conversion price for a period of 20 consecutive trading days ending with April 17, 2024. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock will be entitled to receive 1.97165806 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date. Cash will be paid in lieu of fractional shares of common stock. Following the Conversion Date, no redeemable convertible preferred stock will remain outstanding, and all rights of the former holders of the redeemable convertible preferred stock will have been terminated. Refer to Note 17, Subsequent Event.

Redemption Features

The Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of June 29, 2020 (the “First Closing Date”), 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the First Closing Date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the First Closing Date, the accreted liquidation preference. In addition, if there is a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company has the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the First Closing Date. If, after the Company ceases to have a controlling stockholder group, there is a change of control transaction involving the Company, holders of redeemable convertible preferred stock may elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then-current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) can be involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock control the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock is required to be accreted to its redemption price on the date the redemption option first becomes exercisable. For the three months ended March 31, 2024 and 2023, the Company recorded $10.7 million and $10.1 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid or declared with respect to the Company’s common stock during the first quarters of 2024 and 2023, respectively.

Share Repurchases

October 2022 Share Repurchase Program Extension and Expansion (“October 2022 Share Repurchase Program”)

On October 26, 2022, the Company’s Board approved an extension and expansion of its share repurchase program, which allowed for the repurchase of $20.0 million of the Company’s common stock through December 31, 2023, subject to early termination or extension by the Board. The Company repurchased 5,064,140 shares for $16.9 million during the three months ended March 31, 2023 under this repurchase program.

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company repurchased 295,650 shares for $1.8 million during the three months ended March 31, 2024 under this repurchase program. There was $23.2 million remaining available for share repurchases under the November 2023 Share Repurchase Program as of March 31, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP. Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three months ended March 31, 2024 and 2023.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $2.0 million and $1.5 million for the three months ended March 31, 2024 and 2023, respectively.

Stock option activity for the three months ended March 31, 2024, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2023	19,791	$6.25	7.4	$15.7
Granted	70	6.59
Exercised	(166)	5.31
Forfeited/Expired	(556)	7.94
Outstanding at March 31, 2024	19,139	$6.21	7.2	$29.5
Exercisable at March 31, 2024	9,201	$7.58	6.2	$9.3

There was a total of $10.3 million unrecognized stock-based compensation expense at March 31, 2024 related to unvested stock options expected to be recognized over a weighted-average period of 2.46 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2024 and 2023 was $0.4 million and $0.5 million, respectively. There was a total of $1.0 million of unrecognized stock-based compensation expense at March 31, 2024 related to unvested RSUs expected to be recognized over a weighted-average period of 1.5 years.

RSU activity for the three months ended March 31, 2024, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2023	541	$5.95
Granted	91	6.59
Vested	(334)	6.37
Unvested balance, March 31, 2024	298	$5.67

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of March 31, 2024, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

As of March 31, 2024 and December 31, 2023, the liability for these awards was $0.8 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero for each of the three months ended March 31, 2024 and 2023.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at March 31, 2024 were as follows:

March 31, 2024
Expected volatility	67.1%
Dividend yield	0.0%
Risk-free interest rate	4.2%
Weighted-average expected term (in years)	9.2

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three months ended March 31, 2024 and 2023, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were 71,402,607 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding which were convertible into 139,938,883 shares of common stock at March 31, 2024. These preferred stock shares were anti-dilutive for the three months ended March 31, 2024 and are therefore excluded from the diluted income (loss) per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2024	2023
Net income and comprehensive income attributable to Emerald Holding, Inc.	$11.0	$7.1
Accretion to redemption value of redeemable convertible preferred stock	(10.7)	(10.1)
Participation rights on if-converted basis	(0.2)	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$0.1	$(3.0)
Weighted average common shares outstanding	63,039	67,280
Basic income (loss) per share	$0.00	$(0.04)
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$0.1	$(3.0)
Dilutive effect of stock options	2,166	—
Diluted weighted average common shares outstanding	65,205	67,280
Diluted income (loss) per share	$0.00	$(0.04)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	8,667	21,169

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2024. For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes of $3.5 million and $2.7 million, respectively, which resulted in an effective tax rate of 24.1% and 27.6%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances and state taxes.

Liabilities for unrecognized tax benefits and associated interest and penalties were not significant as of March 31, 2024 and December 31, 2023.

13.
Commitments and Contingencies

Leases and Other Contractual Arrangements

The Company has entered into operating leases for office space and office equipment and other contractual obligations primarily to secure venues for the Company’s trade shows and events. These agreements are not unilaterally cancellable by the Company, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.

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

14.
Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
Trade payables	$14.2	$24.1
Other current liabilities	10.5	9.3
Accrued event costs	20.3	6.7
Accrued personnel costs	16.1	6.5
Total accounts payable and other current liabilities	$61.1	$46.6

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

The CODM evaluates performance based on the results of three business lines, which represent the Company’s three operating segments. The Connections segment is the only operating segment which meets the criteria to be classified as a reportable segment. The Connections reportable segment includes all of Emerald’s trade shows and other live events. The other two operating segments, which provide diverse media services and e-commerce software solutions, did not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting and as such are referred to as “All Other.”

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net income:

	Three Months Ended March 31,
(in millions)	2024	2023
Revenues
Connections	$123.4	$112.2
All Other	10.0	10.1
Total revenues	$133.4	$122.3

Other income, net
Connections	$1.0	$—
All Other	—	—
Total other income, net	$1.0	$—

Adjusted EBITDA
Connections	$56.1	$49.4
All Other	0.2	(0.3)
Subtotal Adjusted EBITDA	$56.3	$49.1

General corporate and other expenses	$(15.5)	$(12.6)
Interest expense, net	(9.8)	(6.9)
Depreciation and amortization expense	(7.1)	(13.5)
Stock-based compensation expense	(2.5)	(2.1)
Other items	(6.9)	(4.2)
Income before income taxes	$14.5	$9.8

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024 and 2023, substantially all revenues were derived from transactions in the United States.

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 90.5% of the Company’s common stock on an as-converted basis as of March 31, 2024. Affiliates of Onex Corporation held a 48.0% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events, and a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. During the three months ended March 31, 2024 and 2023, two and four events were staged at ASM-managed venues, respectively. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.4 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. The Company had $0.1 million and $0.3 million fees due to ASM as of March 31, 2024 and December 31, 2023, respectively. The Company made no payments to Convex during each of the three months ended March 31, 2024 and 2023. The Company had $0.4 million and $0.3 million due to Convex as of March 31, 2024 and December 31, 2023, respectively.

17.
Subsequent Event

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock will be converted to shares of the Company’s common stock. The notice was triggered by the fact that the closing share price of the Company’s common stock on the NYSE had exceeded 175% of the conversion price for a period of 20 consecutive trading days ending with April 17, 2024. On the Conversion Date of May 2, 2024, each holder of redeemable convertible preferred stock received 1.97165806 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Following the Conversion Date, no redeemable convertible preferred stock remain outstanding, and all rights of the former holders of the redeemable convertible preferred stock have been terminated. The Company is currently in process of assessing the accounting treatment for the preferred stock conversion. As such, an estimate of the impact on future financial statements cannot be made at this point in time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company”, “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Recent Events

Mandatory Conversion

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock will be converted to shares of the Company’s common stock. The notice was triggered by the fact that the closing share price of the Company’s common stock on the NYSE had exceeded 175% of the conversion price for a period of 20 consecutive trading days ending with April 17, 2024. On the Conversion Date of May 2, 2024, each holder of redeemable convertible preferred stock received 1.97165806 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Following the Conversion Date, no redeemable convertible preferred stock remain outstanding, and all rights of the former holders of the redeemable convertible preferred stock have been terminated.

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

Reportable Segments

As described in Note 15, Segment Information, our business is organized into one reportable segment, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker (“CODM”). The CODM evaluates performance based on the results of our Connections, Content and Commerce business lines (collectively, the “three C’s”), which represent our three operating segments. The Connections segment is primarily comprised of Emerald’s trade shows and other live events. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a “Corporate-Level Activities” category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 15, Segment Information.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 4 to the table under the heading “Results of Operations—Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023”.

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net income before (i) interest expense, net, (ii) provision for income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation and (vii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023”.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023”.

Results of Operations

Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$133.4	$122.3	$11.1	9.1%
Other income, net	1.0	—	1.0	NM
Cost of revenues	47.5	43.2	4.3	10.0%
Selling, general and administrative expenses(1)	55.5	48.8	6.7	13.7%
Depreciation and amortization expense	7.1	13.5	(6.4)	(47.4%)
Operating income	24.3	16.8	7.5	44.6%
Interest expense	12.1	8.0	4.1	51.3%
Interest income	2.3	1.1	1.2	109.1%
Other expense	—	0.1	(0.1)	NM
Income before income taxes	14.5	9.8	4.7	48.0%
Provision for income taxes	3.5	2.7	0.8	29.6%
Net income and comprehensive income	$11.0	$7.1	$3.9	54.9%

Other financial data (unaudited):
Adjusted EBITDA(2)	$40.8	$36.5	$4.3	11.8%
Free Cash Flow(3)	$4.8	$5.2	$(0.4)	(7.7%)
Organic revenue(4)	$128.6	$115.1	$13.5	11.7%

(1)
Selling, general and administrative expense for the three months ended March 31, 2024 and 2023 included $6.9 million and $4.2 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended March 31, 2024 and 2023 were stock-based compensation expenses of $2.5 million and $2.1 million, respectively.
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

We define Adjusted EBITDA as net income before (i) interest expense, net, (ii) provision for income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation and (vii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board of Directors use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of our management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(dollars in millions)
Net income	$11.0	$7.1
Add:
Interest expense, net	9.8	6.9
Provision for income taxes	3.5	2.7
Depreciation and amortization expense	7.1	13.5
Stock-based compensation expense(a)	2.5	2.1
Other items(b)	6.9	4.2
Adjusted EBITDA	$40.8	$36.5
Deduct:
Event cancellation insurance proceeds	1.0	—
Adjusted EBITDA excluding event cancellation insurance proceeds	$39.8	$36.5

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(b)
Other items for the three months ended March 31, 2024 included: (i) $0.3 million in acquisition-related transaction costs; (ii) $4.8 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $3.0 million; (iii) $0.3 million in non-recurring legal, audit and consulting fees and (iv) $1.5 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended March 31, 2023 included: (i) $0.7 million in acquisition-related transaction costs; (ii) $1.7 million in transition expenses and (iii) $1.8 million in non-recurring legal, audit and consulting fees.
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

	Three Months Ended March 31,
	2024	2023
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$7.3	$8.9
Less:
Capital expenditures	2.5	3.7
Free Cash Flow	$4.8	$5.2
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

	Three Months Ended March 31,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$133.4	$122.3	$11.1	9.1%
Add (deduct):
Acquisition revenues	(2.8)	—
Discontinued events	—	(3.1)
Scheduling adjustments(1)	(2.0)	(4.1)
Organic revenue	$128.6	$115.1	$13.5	11.7%

(1)
For the three months ended March 31, 2024, represents revenues from two events that staged in the first quarter of fiscal 2024, but staged after the first quarter in fiscal 2023, offset by revenues from three events that staged in the first quarter of fiscal 2023 but are scheduled to stage later in fiscal 2024.

Revenues

Revenues of $133.4 million for the three months ended March 31, 2024 increased $11.1 million, or 9.1%, from $122.3 million for the comparable period in 2023, primarily due to an increase in Organic revenue. See “Connections Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, of $1.0 million for the three months ended March 31, 2024 increased $1.0 million from zero in the comparable period in 2023. See “Connections Segment – Other Income, net,” and “All Other Category – Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $47.5 million for the three months ended March 31, 2024 increased $4.3 million, or 10.0%, from $43.2 million for the comparable period in 2023, primarily due to an increase in Organic revenue. See “Connections Segment – Cost of Revenues,” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $55.5 million for the three months ended March 31, 2024 increased $6.7 million, or 13.7%, from $48.8 million for the comparable period in 2023. See “Connections Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate – Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $7.1 million for the three months ended March 31, 2024, decreased $6.4 million, or 47.4%, from $13.5 million for the comparable period in 2023. See “Connections Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$123.4	$112.2	$11.2	10.0%
Other income, net	1.0	—	1.0	100.0%
Cost of revenues	45.3	40.9	4.4	10.8%
Selling, general and administrative expense	22.4	22.1	0.3	1.4%
Depreciation and amortization expense	4.5	11.5	(7.0)	(60.9%)
Operating income	$52.2	$37.7	$14.5	38.5%

Revenues

During the three months ended March 31, 2024, revenues for the Connections reportable segment increased $11.2 million, or 10.0%, to $123.4 million from $112.2 million for the comparable period in the prior year. The primary driver was an increase in Organic revenue of $13.6 million, or 13.0%, to $118.6 million from $105.0 million for the comparable period in the prior year, which was nearly all related to recurring revenues. The Connections reportable segment revenues also include incremental revenues of $2.8 million related to the Hotel Interactive acquisition and $2.1 million related to scheduling adjustments in the first quarter of 2024. These increases were offset by $3.1 million of prior year revenues from discontinued events.

Other Income, net

Other income, net, of $1.0 million was recorded for the Connections reportable segment related to business interruption insurance proceeds during the quarter ended March 31, 2024. All of the $1.0 million of other income, net, for the Connections reportable segment was received during the three months ended March 31, 2024.

Cost of Revenues

During the three months ended March 31, 2024, cost of revenues for the Connections reportable segment increased $4.4 million, or 10.8%, to $45.3 million from $40.9 million for the comparable period in the prior year. The primary drivers of the increase were cost of revenues of $5.2 million from recurring events, $0.4 million related to scheduling adjustments and $1.3 million driven by acquisitions. These increases were offset by $2.5 million of prior year cost of revenues from discontinued events.

Selling, General and Administrative Expense

During the three months ended March 31, 2024, selling, general and administrative expense for the Connections reportable segment increased $0.3 million, or 1.4%, to $22.4 million from $22.1 million for the comparable period in 2023. The primary driver of the increase was costs associated with the acquisition of Hotel Interactive and higher medical benefits expense during the three months ended March 31, 2024.

Depreciation and Amortization Expense

During the three months ended March 31, 2024, depreciation and amortization expense for the Connections reportable segment decreased $7.0 million, or 60.9%, to $4.5 million from $11.5 million for the comparable period in 2023. The decrease was driven by the full amortization of intangible assets acquired in the formation of Emerald in June 2013 and the full amortization of intangible assets acquired in the acquisition of GLM in January 2014.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$10.0	$10.1	$(0.1)	(1.0%)
Cost of revenues	2.2	2.3	(0.1)	(4.3%)
Selling, general and administrative expense	7.6	8.1	(0.5)	(6.2%)
Depreciation and amortization expense	1.8	1.3	0.5	38.5%
Operating loss	$(1.6)	$(1.6)	$—	—

Revenues

During the three months ended March 31, 2024, revenues for the All Other category decreased $0.1 million, or 1.0%, to $10.0 million from $10.1 million for the comparable period in 2023. The decrease in revenues was comprised of a $0.8 million, or 14.5%, decrease in content revenues to $4.7 million in the current year from $5.5 million for the comparable period in the prior year, primarily related to lower print and digital advertising. This decline was offset by a $0.7 million, or 15.2%, increase in commerce revenues to $5.3 million in the current year from $4.6 million in the comparable period in the prior year. The increase in commerce revenues was attributable to the continued growth of the Elastic Suite e-commerce business.

Cost of Revenues

During the three months ended March 31, 2024, cost of revenues for the All Other category decreased $0.1 million, or 4.3%, to $2.2 million from $2.3 million for the comparable period in 2023. The primary driver of the decrease was cost savings in the content business.

Selling, General and Administrative Expense

During the three months ended March 31, 2024, selling, general and administrative expense for the All Other category decreased $0.5 million, or 6.2%, to $7.6 million from $8.1 million for the comparable period in 2023. The primary driver of the decrease was lower salary and benefits expense in both the content and commerce businesses.

Depreciation and Amortization Expense

During the three months ended March 31, 2024, depreciation and amortization expense for the All Other category increased $0.5 million, or 38.5%, to $1.8 million from $1.3 million for the comparable period in 2023. The increase was attributable to the continued development of the Company’s Elastic software subscription platform.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$25.5	$18.6	$6.9	37.1%
Depreciation and amortization expense	0.8	0.7	0.1	14.3%
Total operating expenses	$(26.3)	$(19.3)	$(7.0)	36.3%

Selling, General and Administrative Expense

During the three months ended March 31, 2024, selling, general and administrative expense for the Corporate category increased $6.9 million, or 37.1%, to $25.5 million from $18.6 million for the comparable period in 2023. The increase was primarily attributable to higher non-recurring transition related expenses, including $3.0 million in severance expense, and a $1.5 million increase in contingent consideration remeasurements. Higher bonus and medical benefits expense drove the balance of the increase.

Depreciation and Amortization Expense

During the three months ended March 31, 2024, depreciation and amortization expense for the Corporate category increased $0.1 million, or 14.3%, to $0.8 million from $0.7 million for the comparable period in 2023. The increase is attributable to higher purchased software amortization expense.

Interest Expense

Interest expense of $12.1 million for the three months ended March 31, 2024 increased $4.1 million, or 51.3%, from $8.0 million for the comparable period in 2023. The increase was attributable to a higher effective interest rate of 10.44% on our outstanding indebtedness for the three months ended March 31, 2024 compared to 7.03% for the comparable period in the prior year.

Interest Income

Interest income of $2.3 million for the three months ended March 31, 2024 increased from $1.1 million for the comparable period in 2023. The increase was primarily attributable to an increase in our money market mutual funds balance as well as rising interest rates during fiscal 2023.

Provision for Income Taxes

For the three months ended March 31, 2024, the Company recorded a provision for income taxes of $3.5 million which resulted in an effective tax rate of 24.1% for the three months ended March 31, 2024. The Company recorded a provision for income taxes of $2.7 million and an effective tax rate of 27.6% for the three months ended March 31, 2023. The change in the effective tax rate for the three months ended March 31, 2024 is attributable to changes in valuation allowances and the timing of current period and full year projected results.

Net Income

Net income of $11.0 million for the three months ended March 31, 2024 represented a $3.9 million improvement from net income of $7.1 million for the comparable period in 2023. The key drivers of the increase were higher income from on-going operations and the recognition of other income, net of $1.0 million related to business interruption insurance claim proceeds, offset by higher interest expense, net and a higher provision for income taxes during the first quarter of fiscal 2024.

Adjusted EBITDA

Adjusted EBITDA of $40.8 million for the three months ended March 31, 2024 increased by $4.3 million from $36.5 million for the comparable period in 2023. The increase in Adjusted EBITDA was primarily attributable to the increase in net income described above, offset by lower add backs for depreciation and amortization expense.

Liquidity and Capital Resources

As of March 31, 2024, the Company had $412.3 million of borrowings outstanding under the Extended Term Loan Facility and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. In addition, as of March 31, 2024, the Company had cash and cash equivalents of $186.8 million. As of March 31, 2024, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

The Company’s event cancellation insurance policies for 2023 and 2024 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In the event of a future outbreak of communicable disease, including variants or resurgences of COVID-19, forced cancellations or reductions in attendance of our in-person events would negatively impact our financial results and liquidity, and we would not have the benefit of cancellation insurance coverage to mitigate this impact.

Based on our available sources of financing, cash from operations and receipt of insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months.

Share Repurchases

On October 26, 2022, our Board approved an extension and expansion of the October 2020 share repurchase program, which allowed for the repurchase of $20.0 million of our common stock through December 31, 2023. The share repurchase program may be suspended or discontinued at any time without notice. We settled the repurchase of 5,064,140 shares for $16.9 million during the three months ended March 31, 2023 under this repurchase program.

On November 3, 2023, our Board approved the extension and expansion of the October 2022 share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board. We settled the repurchase of 295,650 shares for $1.8 million during the three months ended March 31, 2024 under this repurchase program. There was $23.2 million remaining available for share repurchases under the November 2023 Share Repurchase Program as of March 31, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$7.3	$8.9
Net cash used in investing activities	$(14.1)	$(13.2)
Net cash used in financing activities	$(10.6)	$(17.5)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2024 was $7.3 million, as compared to net cash provided by operating activities of $8.9 million for the three months ended March 31, 2023. The decrease in cash provided by operating activities primarily reflects the $3.9 million increase in net income, from net income of $7.1 million for the three months ended March 31, 2023 to net income of $11.0 million for the three months ended March 31, 2024. Net income plus non-cash items provided operating cash flows of $26.4 million and $25.1 million for the three months ended March 31, 2024 and 2023, respectively. Cash provided by operating activities reflects the use of $19.1 million and $16.2 million for working capital in the three months ended March 31, 2024 and 2023, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2024 increased $0.9 million to $14.1 million from $13.2 million in the comparable period in the prior year. The increase was primarily attributable to an increase of $2.1 million associated with acquisition of businesses offset by a $1.2 million decrease in purchases of intangible assets.

Financing Activities

Financing activities primarily consist of payment of the preferred stock dividend, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the three months ended March 31, 2024 decreased $6.9 million to $10.6 million, compared to $17.5 million for the three months ended March 31, 2023. The decrease was primarily due to a $15.1 million decrease in repurchases of common stock, $0.6 million in debt issuance costs and $0.9 million in proceeds from the issuance of common stock under our equity plan, offset by the payment of $8.6 million with respect to the preferred stock dividend and the repayment of $1.1 million of principal on the Extended Term Loan Facility during the three months ended March 31, 2024.

Free Cash Flow

Free Cash Flow for the three months ended March 31, 2024 decreased $0.4 million, to $4.8 million from an inflow of $5.2 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended March 31, 2024, Compared to Three Months Ended March 31, 2023.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 5, 2024, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

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

As of March 31, 2024, we had $412.3 million of variable rate term loan borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.0 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2024.

While interest rates have remained at relatively low levels on a historical basis, beginning in March 2022 and throughout 2023, the Federal Reserve approved multiple rate increases, raising the Federal Funds Rate to between 5.25%-5.50%. During March 2024, the Federal Reserve left the Federal Funds Rate unchanged due to uncertainty about inflationary conditions; however, it also indicated that one or more decreases could occur prior to the end of 2024.

Historically, inflation has not had a material effect on our business, results of operations, or financial condition. Beginning in 2021, inflation began to increase. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. While the Company has strategies to manage and offset these pressures, our inability or failure to do so could harm our business, results of operations and financial condition. For example, inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments. Operating expenses, including payroll, are impacted to a certain degree by the inflation rate as well. We do not believe that inflation has had a material effect on our results of operations for the periods presented. However, recent economic trends have resulted in inflationary conditions, including pressure on wages, and sustained inflationary conditions in future periods could affect our business.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company will be detected.

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2024 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s first fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on March 5, 2024 is accessible on the SEC’s website at www.sec.gov, and includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K.

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

The following table presents our purchases of common stock during the first quarter ended March 31, 2024, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased as Part of Publicly Announced Program	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
January 1, 2024 - January 31, 2024	30,613	$6.24	$24.8
February 1, 2024 - February 29, 2024	178,385	6.43	23.7
March 1, 2024 - March 31, 2024	86,652	5.88	23.2
Total	295,650

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended March 31, 2024, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

*+10.43

Employment Agreement, by and between Issa Jouaneh and The Staffing Edge ULC (on behalf of Emerald X, LLC), dated April 19, 2021, as amended on May 17, 2021, November 7, 2022, January 6, 2023 and June 21, 2023.

*+10.44	Restricted Stock Unit Award Agreement, by and between Emerald Holding, Inc. and David Doft, dated January 4, 2021.

*+10.45	Form of Retention Bonus Agreement.

*+10.46	Separation Agreement and General Release, by and between Stacey Sayetta and Emerald X, LLC, dated March 3, 2024.

*+10.47	Separation Agreement and General Release, by and between Brian Field and Emerald X, LLC, dated March 3, 2024.

10.48	Waiver Letter, dated February 13, 2024 (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 15, 2024).

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: May 7, 2024	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)