Form 10-Q
period 2024-06-30
Emerald Holding, Inc.
filed 2024-08-07
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, there were 203,927,001 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$193.2	$204.2
Trade and other receivables, net of allowances of $1.6 million and $1.4 million as of June 30, 2024 and December 31, 2023, respectively	93.9	85.2
Prepaid expenses and other current assets	24.2	21.5
Total current assets	311.3	310.9
Noncurrent assets
Property and equipment, net	1.5	1.5
Intangible assets, net	171.4	175.1
Goodwill, net	567.5	553.9
Right-of-use lease assets	7.7	8.8
Other noncurrent assets	3.2	3.7
Total assets	$1,062.6	$1,053.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$48.3	$46.6
Income tax payable	—	0.2
Cancelled event liabilities	0.6	0.6
Deferred revenues	175.5	174.3
Contingent consideration	0.5	0.2
Right-of-use lease liabilities, current portion	4.0	4.0
Term loan, current portion	4.2	4.2
Total current liabilities	233.1	230.1
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	398.6	398.7
Deferred tax liabilities, net	5.7	3.1
Right-of-use lease liabilities, noncurrent portion	7.2	8.9
Other noncurrent liabilities	10.4	8.5
Total liabilities	655.0	649.3
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at June 30, 2024 and December 31, 2023: 80,000; zero and 71,403 shares issued and outstanding; aggregate liquidation preference of zero and $492.6 million at June 30, 2024 and December 31, 2023, respectively	—	497.1
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at June 30, 2024 and December 31, 2023: 800,000; 203,926 and 62,915 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2.0	0.6
Additional paid-in capital	1,049.7	559.2
Accumulated deficit	(644.1)	(652.3)
Total stockholders’ equity (deficit)	407.6	(92.5)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,062.6	$1,053.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Six Months Ended
(dollars in millions, share data in thousands except earnings per share)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$86.0	$86.5	$219.4	$208.8
Other income, net	—	—	1.0	—
Cost of revenues	33.1	32.8	80.6	76.0
Selling, general and administrative expense	39.5	41.8	95.0	90.6
Depreciation and amortization expense	7.0	12.9	14.1	26.4
Operating income (loss)	6.4	(1.0)	30.7	15.8
Interest expense	12.0	11.4	24.1	19.4
Interest income	2.1	2.3	4.4	3.4
Loss on extinguishment of debt	—	2.3	—	2.3
Other expense	—	0.1	—	0.2
(Loss) income before income taxes	(3.5)	(12.5)	11.0	(2.7)
(Benefit from) provision for income taxes	(0.7)	(4.4)	2.8	(1.7)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(2.8)	$(8.1)	$8.2	$(1.0)
Accretion to redemption value of redeemable convertible preferred stock	(2.0)	(10.4)	(12.7)	(20.5)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(4.8)	$(18.5)	$(4.5)	$(21.5)
Basic loss per share	$(0.03)	$(0.29)	$(0.04)	$(0.33)
Diluted loss per share	$(0.03)	$(0.29)	$(0.04)	$(0.33)
Basic weighted average common shares outstanding	155,915	62,868	109,477	65,048
Diluted weighted average common shares outstanding	155,915	62,868	109,477	65,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Three Months Ended June 30, 2024
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at March 31, 2024	71,403	$499.2	63,053	$0.6	$550.0	$(641.3)	$(90.7)
Stock-based compensation	—	—	—	—	1.5	—	1.5
Issuance of common stock under equity plans	—	—	91	—	0.4	—	0.4
Accretion to redemption value of redeemable convertible preferred stock	—	2.0	—	—	(2.0)	—	(2.0)
Redeemable convertible preferred stock conversion	(71,403)	(501.2)	140,782	1.4	499.8	—	501.2
Net loss and comprehensive loss	—	—	—	—	—	(2.8)	(2.8)
Balances at June 30, 2024	—	$—	203,926	$2.0	$1,049.7	$(644.1)	$407.6

	Six Months Ended June 30, 2024
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	71,403	$497.1	62,915	$0.6	$559.2	$(652.3)	$(92.5)
Stock-based compensation	—	—	—	—	3.9	—	3.9
Issuance of common stock under equity plans	—	—	524	—	1.3	—	1.3
Accretion to redemption value of redeemable convertible preferred stock	—	12.7	—	—	(12.7)	—	(12.7)
Redeemable convertible preferred stock conversion	(71,403)	(501.2)	140,782	1.4	499.8	—	501.2
Repurchase of common stock	—	—	(295)	—	(1.8)	—	(1.8)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	8.2	8.2
Balances at June 30, 2024	—	$—	203,926	$2.0	$1,049.7	$(644.1)	$407.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)—Continued

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

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating activities
Net income (loss)	$8.2	$(1.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4.0	3.9
Allowance for credit losses	0.3	0.2
Depreciation and amortization	14.1	26.4
Loss on disposal of fixed assets	—	0.2
Non-cash operating lease expense	1.1	1.3
Amortization of deferred financing fees and debt discount	2.2	0.9
Loss on extinguishment of debt	—	2.3
Deferred income taxes	2.5	0.8
Remeasurement of contingent consideration	(0.7)	(0.6)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(7.7)	(15.5)
Prepaid expenses and other current assets	3.5	4.5
Other noncurrent assets	0.3	0.1
Accounts payable and other current liabilities	0.9	(7.6)
Cancelled event liabilities	—	(0.6)
Contingent consideration	(0.2)	—
Income tax payable	(5.1)	(4.2)
Deferred revenues	(4.1)	7.5
Operating lease liabilities	(1.7)	(2.1)
Other noncurrent liabilities	(0.5)	(0.3)
Net cash provided by operating activities	17.1	16.2
Investing activities
Acquisition of businesses, net of cash acquired	(12.7)	(9.5)
Working capital adjustment receivable from seller	1.0	—
Purchases of property and equipment	(0.5)	(0.5)
Purchases of intangible assets	(4.7)	(5.9)
Net cash used in investing activities	(16.9)	(15.9)
Financing activities
Payment of contingent consideration for acquisition of businesses	—	(3.7)
Repayment of principal on Amended and Restated Term Loan Facility	—	(239.4)
Proceeds from Extended Term Loan Facility	—	239.4
Repayment of principal on Extended Term Loan Facility	(2.1)	—
Original issuance discount	—	(12.5)
Fees paid for debt issuance	—	(1.6)
Repurchase of common stock	(1.8)	(16.9)
Preferred stock cash dividend	(8.6)	—
Proceeds from issuance of common stock under equity plans	1.3	—
Net cash used in financing activities	(11.2)	(34.7)
Net decrease in cash and cash equivalents	(11.0)	(34.4)
Cash and cash equivalents
Beginning of period	204.2	239.1
End of period	$193.2	$204.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)—Continued

(in millions)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Supplemental disclosure of non-cash investing and financing activities:
Unpaid purchases of intangible assets	$0.7	$—
Conversion of redeemable convertible preferred stock to common stock	$501.2	$—
Amended and Restated Term Loan Facility	$—	$(175.9)
Extended Term Loan Facility	$—	$175.9

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

The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment, primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 87.2% and 87.4% of total revenues for the three months ended June 30, 2024 and 2023, respectively. Trade show and other events revenues represented approximately 90.4% and 89.9% of total revenues for the six months ended June 30, 2024 and 2023, respectively.

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $175.5 million as of June 30, 2024 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of June 30, 2024 were $0.4 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Current and long-term deferred revenues as of December 31, 2023 were $174.3 million and $0.9 million, respectively. During the six months ended June 30, 2024, the Company recognized revenues of $135.3 million from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events are classified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of June 30, 2024, cancelled event liabilities of $0.6 million represents $0.5 million of deferred revenues for cancelled trade shows and $0.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2023, cancelled event liabilities of $0.6 million represented $0.5 million of deferred revenues for cancelled trade shows and $0.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

Performance Obligations

For the Company’s trade shows and other events, sales are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied, which is typically at the completion of a show or event. Revenue is measured as the amount of consideration the Company earns upon completion of its performance obligations.

For the Company’s commerce offerings, the Company may enter into contracts with customers that include multiple performance obligations, which are generally capable of being distinct. Fees associated with implementation and related professional services are deferred and recognized over the expected customer life, which is four years. Subscription revenue is recognized over the term of the contract. The Company’s contracts associated with subscription software and services are generally three-year terms with one-year renewals following the initial three-year term.

For the Company’s content offerings, revenues are deferred and recognized when performance obligations under the terms of a contract with the Company’s customers are satisfied. This generally occurs in the period in which the publications are issued. Revenue is measured as the amount of consideration the Company earns upon completion of its performance obligations.

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $0.4 million as of June 30, 2024.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	(in millions)
Connections	$75.0	$75.6	$198.4	$187.8
Content	5.9	6.1	10.6	11.6
Commerce	5.1	4.8	10.4	9.4
Total revenues	$86.0	$86.5	$219.4	$208.8

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of June 30, 2024, the Company does not have material contract assets.

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

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for publications are short term, as sales typically begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the condensed consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and six months ended June 30, 2024, were $0.2 million and $0.4 million, respectively, and the activities for the three and six months ended June 30, 2023, were $0.1 million and $0.2 million, respectively. Account balances written off during the three and six months ended June 30, 2024, were $0.1 million and $0.2 million, respectively. Account balances written off during the three and six months ended June 30, 2023, were zero and $0.2 million, respectively.

4.
Business Acquisitions

2024 Acquisitions

The Futurist

On May 7, 2024, the Company executed an asset purchase agreement to acquire the assets and assume certain liabilities of the Blockchain Futurist Conference and its associated experiences (collectively known as the “Futurist”). The total estimated purchase price of $1.9 million included an initial cash payment of $1.1 million and contingent consideration with an estimated fair value of $0.9 million. The acquisition was financed with cash from operations. The Company recorded goodwill of $1.8 million in connection with the Futurist acquisition. Revenue and net income from the acquisition were not material to the three and six months ended June 30, 2024.

Hotel Interactive

In furtherance of the Company’s portfolio optimization strategy to enhance its best-in-class hosted buyer platform, the Company executed an asset purchase agreement on January 19, 2024 to acquire all the assets and assume certain liabilities of the business known as Hotel Interactive. Hotel Interactive produces hosted buyer events in the hotel, hospitality, food service and healthcare and senior living space sectors. The total estimated purchase price of $13.5 million included an initial cash payment of $11.6 million and contingent consideration with an estimated fair value of $2.7 million, as well as a $0.8 million post close working capital adjustment receivable from the seller. The acquisition was financed with cash from operations. During the three and six months ended June 30, 2024, the Company received $1.0 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company’s condensed consolidated statement of cash flows.

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

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. During the three and six months ended June 30, 2024, the acquisition of Hotel Interactive generated revenue of $1.7 million and $4.5 million and net income of zero and $0.6 million, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
(in millions)	(Unaudited)
Pro-forma revenues(1)(2)
Hotel Interactive	$1.8	$3.9
Emerald revenue	86.5	208.8
Total pro-forma revenues	$88.3	$212.7

Pro-forma net (loss) income(2)
Hotel Interactive	$0.1	$0.2
Lodestone	—	(0.3)
Emerald net loss	(8.1)	(1.0)
Total pro-forma net (loss) income	$(8.0)	$(1.1)
(1)
Pro-forma revenues from the Lodestone acquisition were not material to the three months ended March 31, 2023.
(2)
Pro-forma revenues and net loss from the Futurist acquisition were not material to the three and six months ended June 30, 2023.
5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Furniture, equipment and other	$5.5	$5.2
Leasehold improvements	1.2	1.0
	6.7	6.2
Less: Accumulated depreciation	(5.2)	(4.7)
Property and equipment, net	$1.5	$1.5

Depreciation expense related to property and equipment for the three and six months ended June 30, 2024 was $0.3 million and $0.5 million, respectively. Depreciation expense related to property and equipment for the three and six months ended June 30, 2023 was $0.2 million and $0.5 million, respectively. There was no loss on disposal of fixed assets for the three and six months ended June 30, 2024. Loss on disposal of fixed assets was zero and $0.2 million, respectively, for the three and six months ended June 30, 2023.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at June 30, 2024	$52.6	$368.2	$92.8	$8.4	$2.6	$42.3	$1.6	$568.5
Accumulated amortization	—	(343.5)	(25.4)	(5.1)	(1.2)	(21.9)	—	(397.1)
Net carrying amount at June 30, 2024	$52.6	$24.7	$67.4	$3.3	$1.4	$20.4	$1.6	$171.4

Gross carrying amount at December 31, 2023	$52.6	$365.4	$91.1	$8.4	$2.6	$36.9	$1.6	$558.6
Accumulated amortization	—	(336.7)	(22.6)	(4.7)	(1.0)	(18.5)	—	(383.5)
Net carrying amount at December 31, 2023	$52.6	$28.7	$68.5	$3.7	$1.6	$18.4	$1.6	$175.1

Amortization expense for the three and six months ended June 30, 2024 was $6.7 million and $13.6 million, respectively. Amortization expense for the three and six months ended June 30, 2023 was $12.7 million and $25.9 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three and six months ended June 30, 2024 and 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first and second quarters of 2024 and 2023.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the three and six months ended June 30, 2024 and 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first and second quarters of 2024 and 2023.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2023	$518.3	$35.6	$553.9
Acquired goodwill	13.6	—	13.6
Balance at June 30, 2024	$531.9	$35.6	$567.5

Impairment of Goodwill

During the three and six months ended June 30, 2024 and 2023, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required during the first and second quarters of 2024 and 2023. No goodwill impairment charges were recorded during each of the three and six months ended June 30, 2024 and 2023.

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	June 30, 2024	December 31, 2023
Extended Term Loan Facility, with interest at SOFR plus 5.10% as of June 30, 2024, and December 31, 2023 (equal to 10.44% and 10.46% at June 30, 2024 and December 31, 2023, respectively) due 2026, net(a)	$402.8	$402.9
Less: Current maturities	4.2	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$398.6	$398.7

(a)
The Extended Term Loan Facility (as defined below), scheduled to mature on May 22, 2026, was recorded net of unamortized discount of $7.2 million and net of unamortized deferred financing fees of $1.2 million as of June 30, 2024. The Extended Term Loan Facility as of December 31, 2023 was recorded net of unamortized discount of $8.9 million and net of unamortized deferred financing fees of $1.5 million. The fair market value of the Company’s debt under the Extended Term Loan Facility was $413.1 million as of June 30, 2024.

Term Loan Facility

On June 12, 2023, (the “Term Loan Amendment Effective Date”) Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into a Sixth Amendment (the “Term Loan Amendment”) to its Amended and Restated Credit Agreement by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017 (as amended from time to time, the “Amended and Restated Credit Agreement”). The Term Loan Amendment extended the maturity of the term loans outstanding under the Amended and Restated Credit Agreement (such term loan facility, as effect prior to the Term Loan Amendment Effective Date, the “Amended and Restated Term Loan Facility”, and as extended by the Term Loan Amendment, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026. The aggregate outstanding principal amount of the Extended Term Loan Facility was approximately $415.3 million as of the Term Loan Amendment Effective Date. The loss on extinguishment of debt of $2.3 million for the three and six months ended June 30, 2023, included $2.1 million of original issuance discount (“OID”) related to the Extended Term Loan Facility and $0.2 million of previously capitalized OID and debt issuance costs which were allocated to lenders whose balances were extinguished.

The Term Loan Amendment replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The effective interest rate at June 30, 2024 and December 31, 2023 was 11.65% and 11.66%, respectively.

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

Emerald X had no outstanding borrowings under the revolving portion of its Amended and Restated Credit Agreement as of June 30, 2024 and December 31, 2023. Emerald X had $1.0 million in stand-by letters of credit outstanding under the revolving portion of its Amended and Restated Credit Agreement as of June 30, 2024 and December 31, 2023. During the three and six months ended June 30, 2024 and 2023, revolving borrowings under the Amended and Restated Credit Agreement were subject to an interest rate equal to Term SOFR plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Extended Term Loan Facility	$10.8	$2.2	$21.7	$2.2
Amended and Restated Term Loan Facility	—	6.4	—	13.9
Term Loan Amendment third party fees	—	2.1	—	2.1
Non-cash interest for amortization of debt discount and debt issuance costs	1.1	0.5	2.2	0.9
Revolving credit facility interest and commitment fees	0.1	0.2	0.2	0.3
Total interest expense	$12.0	$11.4	$24.1	$19.4

Covenants

The Extended Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended Credit Agreement and Amended and Restated Credit Agreement, collectively known as the “Amended and Restated Senior Secured Credit Facilities”) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Extended Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total revolving commitments thereunder. As of June 30, 2024, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.
Fair Value Measurements and Financial Risk

As of June 30, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$33.7	$33.7	$—	$—
Money market mutual funds(a)	159.5	159.5	—	—
Total assets at fair value	$193.2	$193.2	$—	$—

Liabilities
Market-based share awards liability(b)	$0.8	$—	$—	$0.8
Contingent consideration(b)	9.6	—	—	9.6
Total liabilities at fair value	$10.4	$—	$—	$10.4

(a)
The Company’s money market mutual funds of $159.5 million as of June 30, 2024 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.

(b)
The market-based share awards liability of $0.8 million as of June 30, 2024 is included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $0.5 million as of June 30, 2024 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $9.1 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.8 million as of June 30, 2024 and December 31, 2023, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $9.8 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

The Company had contingent consideration liabilities measured at fair value related to the Company’s 2024, 2023 and 2022 acquisitions of $9.6 million and $6.9 million, as of June 30, 2024 and December 31, 2023, respectively. The contingent consideration liability of $9.6 million as of June 30, 2024 consists of liabilities of $0.5 million and $9.1 million that are expected to be settled in 2025 and 2027, respectively. Refer to Note 4, Business Acquisitions, for further information related to the contingent consideration related to the acquisition of Hotel Interactive, which had an initial estimated fair value of $2.7 million.

The Company paid contingent consideration of zero and $0.2 million, respectively, during the three and six months ended June 30, 2024. Contingent consideration liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first and second quarters of 2024, the Company recorded a $0.7 million decrease in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The change in fair value of the Company’s contingent consideration liabilities consists of the following activity:

Six Months Ended June 30,
(in millions)	2024
Balance at December 31, 2023	$6.9
Payment of contingent consideration	(0.2)
Fair value remeasurement adjustments	(0.7)
Business acquisition	3.6
Balance at June 30, 2024	$9.6

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

Mandatory Conversion

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. The notice was triggered by the fact that the closing share price of the Company’s common stock on the NYSE had exceeded 175% of the conversion price for a period of 20 consecutive trading days ending with April 17, 2024. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date, in accordance with the terms of the conversion feature as described in more detail below. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Cash was paid in lieu of fractional shares of common stock. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

Liquidation Preference

Upon liquidation or dissolution of the Company, the holders of redeemable convertible preferred stock were entitled to receive the greater of (a) the accreted liquidation preference, and (b) the amount the holders of redeemable convertible preferred stock would have received if they had converted their redeemable convertible preferred stock into common stock immediately prior to such liquidation or dissolution.

Dividends

Each share of redeemable convertible preferred stock accumulated dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly, by adding to the accreted liquidation preference until July 1, 2023, and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference.

On March 12, 2024, the Company’s Board of Directors approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (such dividend, the “Preferred Stock Cash Dividend”) for the period ending March 31, 2024 to holders of record of the redeemable convertible preferred stock as of March 26, 2024. On March 28, 2024, the Company paid the Preferred Stock Cash Dividend for a total of $8.6 million, or $0.12 per share. As a result of the mandatory conversion on May 2, 2024, the dividends that accrued in the period since the Preferred Stock Cash Dividend were settled in stock as a result of the mandatory conversion on May 2, 2024.

There were no cash dividends declared or paid in the first and second quarters of 2023. During the three and six months ended June 30, 2023, the Company recorded accretion of $8.4 million and $16.7 million, respectively, with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $492.6 million as of June 30, 2023. Holders of redeemable convertible preferred stock were also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends could have been paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock had been paid or holders of a majority of the outstanding redeemable convertible preferred stock had consented to such dividends.

Conversion Features

Shares of the redeemable convertible preferred stock were subject to conversion at the option of the holder into a number of shares of common stock equal to (a) the amount of the accreted liquidation preference, divided by (b) the applicable conversion price. Each share of redeemable convertible preferred stock had an initial liquidation preference of $5.60 and were initially convertible into approximately 1.59 shares of common stock, which is equivalent to the initial liquidation preference per share of $5.60 divided by the initial conversion price of $3.52 per share. The conversion price was subject to customary anti-dilution adjustments upon the occurrence of certain events, including downward adjustment in the event the Company issued securities, subject to exceptions, at a price that was lower than the fair market value of such securities.

Redemption Features

The Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026, or earlier upon the occurrence of certain change of control transactions. Although only Unaffiliated Directors (as defined below) could have been involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock controlled the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock was required to be accreted to its redemption price on the date the redemption option first became exercisable. For the three months ended June 30, 2024 and 2023, the Company recorded $2.0 million and $10.4 million in deemed dividends, respectively, and for the six months ended June 30, 2024 and 2023, the Company recorded $12.7 million and $20.5 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

Voting Rights

Certain matters would have required the approval of holders of a majority of the redeemable convertible preferred stock, including (i) amendments to the Company’s organizational documents in a manner adverse to the redeemable convertible preferred stock, (ii) the creation or issuance of senior or parity equity securities or (iii) the issuance of any convertible indebtedness, other class of redeemable convertible preferred stock or other equity securities in each case with rights to payments or distributions in which the redeemable convertible preferred stock would not have participated on a pro-rata, as-converted basis.

In addition, for so long as the redeemable convertible preferred stock represented more than 30% of the outstanding common stock on an as-converted basis, without the approval of a majority of the directors elected by the holders of the redeemable convertible preferred stock, the Company could not (i) incur new indebtedness to the extent certain financial metrics are not satisfied, (ii) redeem or repurchase any equity securities junior to the redeemable convertible preferred stock, (iii) enter into any agreement for the acquisition or disposition of assets or businesses involving a purchase price in excess of $100 million, (iv) hire or terminate the chief executive officer of the Company or (v) make a voluntary filing for bankruptcy or commence a dissolution of the Company.

For so long as the redeemable convertible preferred stock represented a minimum percentage of the outstanding shares of common stock on an as-converted basis as set forth in the Certificate of Designations relating to the redeemable convertible preferred stock, the holders of the redeemable convertible preferred stock had the right to appoint up to five members of the Company’s Board of Directors (the “Board”).

All decisions of the Company’s Board with respect to the exercise or waiver of the Company’s rights relating to the redeemable convertible preferred stock were determined by a majority of the Company’s directors that were not employees of the Company or affiliated with Onex (“Unaffiliated Directors”), or a committee of Unaffiliated Directors.

As part of the transactions contemplated by the Investment Agreement, the Company and Onex entered into a Registration Rights Agreement whereby Onex is entitled to certain demand and piggyback registration rights in respect of the redeemable convertible preferred stock and the shares of common stock issuable upon conversion thereof.

Dividends

There were no dividends paid or declared with respect to the Company’s common stock during the first or second quarters of 2024 and 2023, respectively.

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

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company repurchased zero shares and 295,650 shares for $1.8 million during the three and six months ended June 30, 2024, respectively, under this repurchase program. There was $23.2 million remaining available for share repurchases under the November 2023 Share Repurchase Program as of June 30, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP. Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three and six months ended June 30, 2024 and 2023.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.3 million and $3.3 million for the three and six months ended June 30, 2024, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $1.6 million and $3.1 million for the three and six months ended June 30, 2023, respectively.

Stock option activity for the six months ended June 30, 2024, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2023	19,791	$6.25	7.4	$15.7
Granted	270	6.09
Exercised	(250)	5.12
Forfeited/Expired	(1,803)	8.30
Outstanding at June 30, 2024	18,008	$6.06	6.5	$13.3
Exercisable at June 30, 2024	9,054	$7.29	5.1	$3.0

There was a total of $9.3 million unrecognized stock-based compensation expense at June 30, 2024 related to unvested stock options expected to be recognized over a weighted-average period of 2.33 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2024 was $0.2 million and $0.6 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2023 was $0.2 million and $0.7 million, respectively. There was a total of $0.7 million of unrecognized stock-based compensation expense at June 30, 2024 related to unvested RSUs expected to be recognized over a weighted-average period of 1.2 years.

RSU activity for the six months ended June 30, 2024, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2023	541	$5.95
Granted	91	6.59
Forfeited	(18)	5.49
Vested	(346)	6.35
Unvested balance, June 30, 2024	268	$5.71

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. In June 2019, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of June 30, 2024, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.08 per share, which would result in an estimated 78,041 shares of common stock to be issued upon vesting. Each of the estimated 78,041 shares of common stock have a weighted-average grant date fair value of $24.77 per share.

As of June 30, 2024 and December 31, 2023, the liability for these awards was $0.8 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The grant date fair value of the remaining outstanding awards granted in 2019 was $0.8 million. The grant date fair value of the 2020 awards was $1.1 million. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero for the three and six months ended June 30, 2024. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.1 million for the three and six months ended June 30, 2023.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at June 30, 2024 were as follows:

June 30, 2024
Expected volatility	68.2%
Dividend yield	0.0%
Risk-free interest rate	4.3%
Weighted-average expected term (in years)	9.2

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2024 and 2023, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were no 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding at June 30, 2024. The shares of convertible preferred stock that were outstanding prior to their mandatory redemption were anti-dilutive for the portions of the three and six months ended June 30, 2024 in which they were outstanding, and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, share data in thousands except earnings per share)	2024	2023	2024	2023
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(2.8)	$(8.1)	$8.2	$(1.0)
Accretion to redemption value of redeemable convertible preferred stock	(2.0)	(10.4)	(12.7)	(20.5)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(4.8)	$(18.5)	$(4.5)	$(21.5)
Weighted average common shares outstanding	155,915	62,868	109,477	65,048
Basic loss per share	$(0.03)	$(0.29)	$(0.04)	$(0.33)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(4.8)	$(18.5)	$(4.5)	$(21.5)
Diluted weighted average common shares outstanding	155,915	62,868	109,477	65,048
Diluted loss per share	$(0.03)	$(0.29)	$(0.04)	$(0.33)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	7,786	20,847	7,857	20,847

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of June 30, 2024. For the three and six months ended June 30, 2024, the Company recorded a benefit from income taxes of $0.7 million and a provision for income taxes of $2.8 million, respectively, which resulted in an effective tax rate of 20.0% and 25.5%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances and state taxes. For the three and six months ended June 30, 2023, the Company recorded a benefit from income taxes of $4.4 million and $1.7 million, respectively, which resulted in an effective tax rate of 35.2% and 63.0%, respectively.

Liabilities for unrecognized tax benefits and associated interest and penalties were immaterial as of June 30, 2024 and December 31, 2023.

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

14.
Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
Trade payables	$12.1	$24.1
Other current liabilities	8.4	9.3
Accrued event costs	18.5	6.7
Accrued personnel costs	9.3	6.5
Total accounts payable and other current liabilities	$48.3	$46.6

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net (loss) income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Revenues
Connections	$75.0	$75.6	$198.4	$187.8
All Other	11.0	10.9	21.0	21.0
Total revenues	$86.0	$86.5	$219.4	$208.8

Other income, net
Connections	$—	$—	$1.0	$—
All Other	—	—	—	—
Total other income, net	$—	$—	$1.0	$—

Adjusted EBITDA
Connections	$26.4	$25.1	$82.6	$74.5
All Other	1.8	1.0	2.1	0.7
Subtotal Adjusted EBITDA	$28.2	$26.1	$84.7	$75.2

General corporate and other expenses	$(12.9)	$(11.5)	$(28.6)	$(24.1)
Interest expense, net	(9.9)	(9.1)	(19.7)	(16.0)
Loss on extinguishment of debt	—	(2.3)	—	(2.3)
Depreciation and amortization expense	(7.0)	(12.9)	(14.1)	(26.4)
Stock-based compensation expense	(1.5)	(1.9)	(4.0)	(4.0)
Other items	(0.4)	(0.9)	(7.3)	(5.1)
(Loss) income before income taxes	$(3.5)	$(12.5)	$11.0	$(2.7)

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024 and 2023, substantially all revenues were derived from transactions in the United States.

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 90.5% of the Company’s common stock as of June 30, 2024. Affiliates of Onex Corporation held a 48.0% ownership position in ASM Global (“ASM”), including SMG Food & Beverage, LLC, a wholly-owned subsidiary of ASM, which the Company has contracted with for catering services at certain of the Company’s trade shows and events, and a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. Additionally, certain of the Company’s future tradeshows and other events may be held at facilities managed by ASM. During the three and six months ended June 30, 2024, three and five events were staged at ASM-managed venues, respectively. During the three and six months ended June 30, 2023, two and six events were staged at ASM-managed venues, respectively. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.3 million and $0.7 million during the three and six months ended June 30, 2024, respectively. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.4 million and $0.7 million during the three and six months ended June 30, 2023, respectively. The Company had $0.1 million and $0.3 million fees due to ASM as of June 30, 2024 and December 31, 2023, respectively. The Company made no payments to Convex during the three and six months ended June 30, 2024. The Company made payments of $0.2 million to Convex during the three and six months ended June 30, 2023. The Company had $0.7 million and $0.3 million due to Convex as of June 30, 2024 and December 31, 2023, respectively.

17.
Subsequent Event

On August 6, 2024, the Company’s Board of Directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable on August 29, 2024 to holders of the Company’s common stock as of August 19, 2024.

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

Recent Events

Dividend

On August 6, 2024, Emerald’s board of directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable on August 29, 2024 to holders of Emerald’s common stock as of August 19, 2024.

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

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites, related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event. We also offer business-to-business commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic platform. In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 27 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management in 2014, ranging from approximately $1.0 million to approximately $120.0 million, and annual revenues ranging from approximately $1.3 million to approximately $25.6 million. Historically, we have completed acquisitions at earnings before interest, taxes, depreciation, and amortization (“EBITDA”) purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•
Market Fragmentation — The trade show industry is highly fragmented, with the five largest companies, including Emerald, comprising only 8% of the wider U.S. market according to the International Globex Report 2023. This has afforded us the opportunity to acquire other trade show businesses, a growth opportunity we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.
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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023”.

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net income before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) goodwill and other intangible asset impairment charges and (vi) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023”.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 3 to the table under the heading “Results of Operations—Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023”.

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$86.0	$86.5	$(0.5)	(0.6%)
Cost of revenues	33.1	32.8	0.3	0.9%
Selling, general and administrative expenses(1)	39.5	41.8	(2.3)	(5.5%)
Depreciation and amortization expense	7.0	12.9	(5.9)	(45.7%)
Operating income (loss)	6.4	(1.0)	7.4	(740.0%)
Interest expense	12.0	11.4	0.6	5.3%
Interest income	2.1	2.3	(0.2)	(8.7%)
Loss on extinguishment of debt	—	2.3	(2.3)	(100.0%)
Other expense	—	0.1	(0.1)	NM
Loss before income taxes	(3.5)	(12.5)	9.0	(72.0%)
(Benefit from) income taxes	(0.7)	(4.4)	3.7	(84.1%)
Net loss and comprehensive loss	$(2.8)	$(8.1)	$5.3	(65.4%)

Other financial data (unaudited):
Adjusted EBITDA(2)	$15.3	$14.6	$0.7	4.8%
Organic revenue(3)	$82.1	$79.5	$2.6	3.3%

(1)
Selling, general and administrative expense for the three months ended June 30, 2024 and 2023 included $0.4 million and $0.9 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended June 30, 2024 and 2023 were stock-based compensation expenses of $1.5 million and $1.9 million, respectively.
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

	Three Months Ended June 30,
	2024	2023
	(unaudited)
	(dollars in millions)
Net loss	$(2.8)	$(8.1)
Add (deduct):
Interest expense, net	9.9	9.1
Loss on extinguishment of debt	—	2.3
(Benefit from) income taxes	(0.7)	(4.4)
Depreciation and amortization expense	7.0	12.9
Stock-based compensation expense(a)	1.5	1.9
Other items(b)	0.4	0.9
Adjusted EBITDA	$15.3	$14.6
Deduct:
Event cancellation insurance proceeds	—	—
Adjusted EBITDA excluding event cancellation insurance proceeds	$15.3	$14.6

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(b)
Other items for the three months ended June 30, 2024 included: (i) $0.9 million in acquisition-related transaction costs; (ii) $1.0 million in acquisition-related integration and restructuring-related transition costs, (iii) $0.7 million in non-recurring legal, audit and consulting fees and (iv) $2.2 million in gains related to the remeasurement of contingent consideration. Other items for the three months ended June 30, 2023 included: (i) $0.2 million in acquisition-related transaction costs; (ii) $0.8 million in transition expenses, (iii) $0.4 million in non-recurring legal, audit and consulting fees and (iv) $0.5 million in gains related to the remeasurement of contingent consideration.
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

	Three Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$86.0	$86.5	$(0.5)	(0.6%)
Add (deduct):
Acquisition revenues	(1.7)	—
Discontinued events	—	(3.7)
Scheduling adjustments(1)	(2.2)	(3.3)
Organic revenue	$82.1	$79.5	$2.6	3.3%

(1)
For the three months ended June 30, 2024, represents revenues from three events that staged in the second quarter of fiscal 2024, but staged in a different quarter in fiscal 2023 and revenues from three events that staged in the second quarter of fiscal 2023, but are scheduled to stage in a different quarter in fiscal 2024.

Revenues

Revenues of $86.0 million for the three months ended June 30, 2024 decreased $0.5 million, or 0.6%, from $86.5 million for the comparable period in 2023, primarily due to several small discontinued events and scheduling differences. See “Connections Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Cost of Revenues

Cost of revenues of $33.1 million for the three months ended June 30, 2024 increased $0.3 million, or 0.9%, from $32.8 million for the comparable period in 2023, primarily due to an increase in Organic revenue. See “Connections Segment – Cost of Revenues,” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $39.5 million for the three months ended June 30, 2024 decreased $2.3 million, or 5.5%, from $41.8 million for the comparable period in 2023. See “Connections Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate – Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $7.0 million for the three months ended June 30, 2024, decreased $5.9 million, or 45.7%, from $12.9 million for the comparable period in 2023. See “Connections Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$75.0	$75.6	$(0.6)	(0.8%)
Cost of revenues	30.5	30.3	0.2	0.7%
Selling, general and administrative expense	18.5	20.4	(1.9)	(9.3%)
Depreciation and amortization expense	4.2	10.5	(6.3)	(60.0%)
Operating income	$21.8	$14.4	$7.4	51.4%

Revenues

During the three months ended June 30, 2024, revenues for the Connections reportable segment decreased $0.6 million, or 0.8%, to $75.0 million from $75.6 million for the comparable period in the prior year. The primary driver was a decrease of $3.7 million from several discontinued events and timing differences of $1.1 million. These declines were offset by an increase in organic revenue of $2.5 million, or 3.6%, to $71.1 million from $68.6 million for the comparable period in the prior year. The Connections reportable segment revenues for the three months ended June 30, 2024 also include incremental revenues of $1.7 million related to the Hotel Interactive acquisition.

Cost of Revenues

During the three months ended June 30, 2024, cost of revenues for the Connections reportable segment increased $0.2 million, or 0.7%, to $30.5 million from $30.3 million for the comparable period in the prior year. The primary drivers of the increase were cost of revenues of $1.8 million from new launches, $0.9 million driven by acquisitions and $0.2 million from recurring events. These increases were offset by $2.2 million of prior year cost of revenues from discontinued events and $0.9 million related to scheduling adjustments.

Selling, General and Administrative Expense

During the three months ended June 30, 2024, selling, general and administrative expense for the Connections reportable segment decreased $1.9 million, or 9.3%, to $18.5 million from $20.4 million for the comparable period in 2023. The decrease was primarily attributable to lower promotional and insurance expenses.

Depreciation and Amortization Expense

During the three months ended June 30, 2024, depreciation and amortization expense for the Connections reportable segment decreased $6.3 million, or 60.0%, to $4.2 million from $10.5 million for the comparable period in 2023. The decrease was driven by the full amortization of intangible assets acquired in several prior acquisitions.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$11.0	$10.9	$0.1	0.9%
Cost of revenues	2.6	2.5	0.1	4.0%
Selling, general and administrative expense	6.7	7.4	(0.7)	(9.5%)
Depreciation and amortization expense	2.0	1.7	0.3	17.6%
Operating loss	$(0.3)	$(0.7)	$0.4	(57.1%)

Revenues

During the three months ended June 30, 2024, revenues for the All Other category increased $0.1 million, or 0.9%, to $11.0 million from $10.9 million for the comparable period in 2023. The increase in revenues was comprised of a $0.3 million, or 6.3%, increase in commerce revenues to $5.1 million in the current year from $4.8 million for the comparable period in the prior year, primarily related to the continued growth of the Elastic e-commerce business. This increase was offset by a $0.2 million, or 3.3%, decrease in content revenues to $5.9 million in the current year from $6.1 million in the comparable period in the prior year. The decrease in content revenues was attributable to lower print and digital advertising.

Cost of Revenues

During the three months ended June 30, 2024, cost of revenues for the All Other category increased $0.1 million, or 4.0%, to $2.6 million from $2.5 million for the comparable period in 2023. The increase in cost of revenues was primarily driven by growth in the commerce business.

Selling, General and Administrative Expense

During the three months ended June 30, 2024, selling, general and administrative expense for the All Other category decreased $0.7 million, or 9.5%, to $6.7 million from $7.4 million for the comparable period in 2023. The primary drivers of the decrease were lower salary, benefits and travel expenses in both the content and commerce businesses.

Depreciation and Amortization Expense

During the three months ended June 30, 2024, depreciation and amortization expense for the All Other category increased $0.3 million, or 17.6%, to $2.0 million from $1.7 million for the comparable period in 2023. The increase was attributable to the continued development of the Company’s Elastic software platform.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$14.3	$14.0	$0.3	2.1%
Depreciation and amortization expense	0.8	0.7	0.1	14.3%
Total operating expenses	$15.1	$14.7	$0.4	2.7%

Selling, General and Administrative Expense

During the three months ended June 30, 2024, selling, general and administrative expense for the Corporate category increased $0.3 million, or 2.1%, to $14.3 million from $14.0 million for the comparable period in 2023. The increase was primarily attributable to a $1.2 million increase in other non-recurring acquisition-related transaction costs, integration and restructuring-related costs and legal, audit and consulting fees, offset by a $1.7 million increase in gains from contingent consideration remeasurements. Higher corporate bonus expense drove the balance of the increase.

Depreciation and Amortization Expense

During the three months ended June 30, 2024, depreciation and amortization expense for the Corporate category increased $0.1 million, or 14.3%, to $0.8 million from $0.7 million for the comparable period in 2023. The increase is attributable to higher purchased software amortization expense.

Interest Expense

Interest expense of $12.0 million for the three months ended June 30, 2024 increased $0.6 million, or 5.3%, from $11.4 million for the comparable period in 2023. The increase was attributable to a higher effective interest rate of 10.42% on our outstanding indebtedness for the three months ended June 30, 2024 compared to 8.14% for the comparable period in the prior year.

Interest Income

Interest income of $2.1 million for the three months ended June 30, 2024 decreased from $2.3 million for the comparable period in 2023. The decrease was primarily attributable to the mix of investments held during the three months ended June 30, 2024 versus the comparable period in the prior year.

Benefit from Income Taxes

For the three months ended June 30, 2024, the Company recorded a benefit from income taxes of $0.7 million which resulted in an effective tax rate of 20.0% for the three months ended June 30, 2024. The Company recorded a benefit from income taxes of $4.4 million and an effective tax rate of 35.2% for the three months ended June 30, 2023. The change in the effective tax rate for the three months ended June 30, 2024 is attributable to changes in valuation allowances and the timing of current period and full year projected results.

Net Loss

Net loss of $2.8 million for the three months ended June 30, 2024 represented a $5.3 million improvement from net loss of $8.1 million for the comparable period in 2023. The key drivers of the increase were higher income from on-going operations, partially offset by higher interest expense, net and a lower benefit from income taxes during the second quarter of fiscal 2024.

Adjusted EBITDA

Adjusted EBITDA of $15.3 million for the three months ended June 30, 2024 increased by $0.7 million from $14.6 million for the comparable period in 2023. The increase in Adjusted EBITDA was primarily attributable to the decrease in net loss described above, offset by lower add-backs for depreciation and amortization expense, loss on extinguishment of debt, stock-based compensation and other items.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

The tables in this section summarize key components of our results of operations for the periods indicated.

	Six Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$219.4	$208.8	$10.6	5.1%
Other income, net	1.0	—	1.0	NM
Cost of revenues	80.6	76.0	4.6	6.1%
Selling, general and administrative expenses(1)	95.0	90.6	4.4	4.9%
Depreciation and amortization expense	14.1	26.4	(12.3)	(46.6%)
Operating income	30.7	15.8	14.9	94.3%
Interest expense	24.1	19.4	4.7	24.2%
Interest income	4.4	3.4	1.0	29.4%
Loss on extinguishment of debt	—	2.3	(2.3)	(100.0%)
Other expense	—	0.2	(0.2)	NM
Income (loss) before income taxes	11.0	(2.7)	13.7	(507.4%)
Provision for (benefit from) income taxes	2.8	(1.7)	4.5	(264.7%)
Net income (loss) and comprehensive income (loss)	$8.2	$(1.0)	$9.2	(920.0%)

Other financial data (unaudited):
Adjusted EBITDA(2)	$56.1	$51.1	$5.0	9.8%
Free Cash Flow(3)	$11.9	$9.8	$2.1	21.4%
Organic revenue(4)	$212.2	$196.4	$15.8	8.0%

(1)
Selling, general and administrative expense for the six months ended June 30, 2024 and 2023 included $7.3 million and $5.1 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the six months ended June 30, 2024 and 2023 were stock-based compensation expenses of $4.0 million.
(2)
For a definition of Adjusted EBITDA and the reasons management uses this metric, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023.”

	Six Months Ended June 30,
	2024	2023
	(unaudited)
	(dollars in millions)
Net income (loss)	$8.2	$(1.0)
Add (deduct):
Interest expense, net	19.7	16.0
Loss on extinguishment of debt	—	2.3
Provision for (benefit from) income taxes	2.8	(1.7)
Depreciation and amortization expense	14.1	26.4
Stock-based compensation expense(a)	4.0	4.0
Other items(b)	7.3	5.1
Adjusted EBITDA	$56.1	$51.1
Deduct:
Event cancellation insurance proceeds	1.0	—
Adjusted EBITDA excluding event cancellation insurance proceeds	$55.1	$51.1

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(b)
Other items for the six months ended June 30, 2024 included: (i) $1.2 million in acquisition-related transaction costs; (ii) $5.8 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $3.4 million; (iii) $1.0 million in non-recurring legal, audit and consulting fees and (iv) $0.7 million in gains related to the remeasurement of contingent consideration. Other items for the six months ended June 30, 2023 included: (i) $0.9 million in acquisition-related transaction costs; (ii) $2.5 million in transition expenses, (iii) $2.2 million in non-recurring legal, audit and consulting fees and (iv) $0.5 million in gains related to the remeasurement of contingent consideration.
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

	Six Months Ended June 30,
	2024	2023
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$17.1	$16.2
Less:
Capital expenditures	5.2	6.4
Free Cash Flow	$11.9	$9.8
(4)
For a definition of Organic revenue and the reasons management uses this metric, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023.”

	Six Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$219.4	$208.8	$10.6	5.1%
Add (deduct):
Acquisition revenues	(4.5)	—
Discontinued events	—	(6.7)
Scheduling adjustments(1)	(2.7)	(5.7)
Organic revenue	$212.2	$196.4	$15.8	8.0%

(1)
For the six months ended June 30, 2024, represents revenues from two events that staged in the first six months of fiscal 2024, but staged later in fiscal 2023 and revenues from four events that staged in the first six months of fiscal 2023, but are scheduled to stage in the second half of fiscal 2024.

Revenues

Revenues of $219.4 million for the six months ended June 30, 2024 increased $10.6 million, or 5.1%, from $208.8 million for the comparable period in 2023, primarily due to an increase in Organic revenue. See “Connections Segment – Revenues,” and “All Other Category – Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, of $1.0 million for the six months ended June 30, 2024 increased $1.0 million from zero in the comparable period in 2023. See “Connections Segment – Other Income, net,” and “All Other Category – Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $80.6 million for the six months ended June 30, 2024 increased $4.6 million, or 6.1%, from $76.0 million for the comparable period in 2023, primarily due to an increase in Organic revenue. See “Connections Segment – Cost of Revenues,” and “All Other Category – Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $95.0 million for the six months ended June 30, 2024 increased $4.4 million, or 4.9%, from $90.6 million for the comparable period in 2023. See “Connections Segment – Selling, General and Administrative Expenses”, “All Other category – Selling, General and Administrative Expense” and “Corporate – Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $14.1 million for the six months ended June 30, 2024, decreased $12.3 million, or 46.6%, from $26.4 million for the comparable period in 2023. See “Connections Segment – Depreciation and Amortization Expense,” “All Other Category – Depreciation and Amortization Expense” and “Corporate – Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Segment Results for the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$198.4	$187.8	$10.6	5.6%
Other income, net	1.0	—	1.0	100.0%
Cost of revenues	75.8	71.2	4.6	6.5%
Selling, general and administrative expenses	40.9	42.5	(1.6)	(3.8%)
Depreciation and amortization expense	8.7	21.9	(13.2)	(60.3%)
Operating income	$74.0	$52.2	$21.8	41.8%

Revenues

During the six months ended June 30, 2024, revenues for the Connections reportable segment increased $10.6 million, or 5.6%, to $198.4 million from $187.8 million for the comparable period in the prior year. The primary driver was an increase in Organic revenue of $15.8 million, or 9.0%, to $191.2 million from $175.4 million for the comparable period in the prior year. The Connections reportable segment revenues also include incremental revenues of $4.5 million related to the Hotel Interactive acquisition. These increases were partially offset by $6.7 million of prior year revenues from discontinued events and $3.0 million related to scheduling adjustments in the first half of 2024.

Other Income, net

Other income, net, of $1.0 million was recorded for the Connections reportable segment related to business interruption insurance proceeds during the six months ended June 30, 2024. All of the $1.0 million of other income, net, for the Connections reportable segment was received during the six months ended June 30, 2024.

Cost of Revenues

During the six months ended June 30, 2024, cost of revenues for the Connections reportable segment increased $4.6 million, or 6.5%, to $75.8 million from $71.2 million for the comparable period in the prior year. The primary drivers of the increase were cost of revenues of $5.7 million from recurring events, $1.9 million from new launches and $2.3 million driven by acquisitions. These increases were offset $4.5 million of prior year cost of revenues from discontinued events and $0.8 million related to scheduling adjustments.

Selling, General and Administrative Expense

During the six months ended June 30, 2024, selling, general and administrative expense for the Connections reportable segment decreased $1.6 million, or 3.8%, to $40.9 million from $42.5 million for the comparable period in 2023. The primary driver of the decrease was lower promotion and insurance expenses as well as lower non-recurring legal expense during the six months ended June 30, 2024.

Depreciation and Amortization Expense

During the six months ended June 30, 2024, depreciation and amortization expense for the Connections reportable segment decreased $13.2 million, or 60.3%, to $8.7 million from $21.9 million for the comparable period in 2023. The decrease was driven by the full amortization of intangible assets acquired in several prior acquisitions.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$21.0	$21.0	$—	—
Cost of revenues	4.8	4.8	—	—
Selling, general and administrative expenses	14.3	15.5	(1.2)	(7.7%)
Depreciation and amortization expense	3.8	3.1	0.7	22.6%
Operating loss	$(1.9)	$(2.4)	$0.5	(20.8%)

Revenues

During the six months ended June 30, 2024, revenues for the All Other category remained flat at $21.0 million. All Other category revenues was comprised of a $1.0 million, or 10.6%, increase in commerce revenues to $10.4 million in the current year from $9.4 million for the comparable period in the prior year, primarily related to the continued growth of the Elastic e-commerce business. This increase was offset by a $1.0 million, or 8.6%, decrease in content revenues to $10.6 million in the current year from $11.6 million in the comparable period in the prior year. The decrease in content revenues was attributable to lower print and digital advertising.

Cost of Revenues

During the six months ended June 30, 2024, cost of revenues for the All Other category remained flat at $4.8 million. Commerce cost of revenues increased $0.2 million, or 8.3%, to $2.6 million primarily due to higher software maintenance expense. Content cost of revenues decreased $0.2 million, or 8.3%, to $2.2 million primarily due to lower print and digital advertising revenues.

Selling, General and Administrative Expense

During the six months ended June 30, 2024, selling, general and administrative expense for the All Other category decreased $1.2 million, or 7.7%, to $14.3 million from $15.5 million for the comparable period in 2023. The primary driver of the decrease was lower salary and benefits expense.

Depreciation and Amortization Expense

During the six months ended June 30, 2024, depreciation and amortization expense for the All Other category increased $0.7 million, or 22.6%, to $3.8 million from $3.1 million for the comparable period in 2023. The increase was attributable to the continued development of the Company’s Elastic software platform.

Corporate Category

The following represents the change in operating expenses in the Corporate category for six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	39.8	32.6	7.2	22.1%
Depreciation and amortization expense	1.6	1.4	0.2	14.3%
Total operating expenses	$41.4	$34.0	$7.4	21.8%

Selling, General and Administrative Expense

During the six months ended June 30, 2024, selling, general and administrative expense for the Corporate category increased $7.2 million, or 22.1%, to $39.8 million from $32.6 million for the comparable period in 2023. The increase was driven by a $3.3 million increase in non-recurring transition related expenses which was primarily related to higher severance costs, and a $2.0 million increase in other compensation expense offset by gains related to contingent consideration remeasurements and lower non-recurring legal, audit and consulting fees. Higher bonus and medical benefits expense drove the balance of the increase.

Depreciation and Amortization Expense

During the six months ended June 30, 2024, depreciation and amortization expense for the Corporate category increased $0.2 million, or 14.3%, to $1.6 million from $1.4 million for the comparable period in 2023. The increase is attributable to higher purchased software amortization expense.

Interest Expense

Interest expense of $24.1 million for the six months ended June 30, 2024 increased $4.7 million, or 24.2%, from $19.4 million for the comparable period in 2023. The increase was attributable to a higher effective interest rate of 10.43% on our outstanding indebtedness for the six months ended June 30, 2024 compared to 7.58% for the comparable period in the prior year.

Interest Income

Interest income of $4.4 million for the six months ended June 30, 2024 increased $1.0 million, or 29.4%, from $3.4 million for the comparable period in 2023. The increase was primarily attributable to an increase in our money market mutual funds balance as well as rising interest rates during fiscal 2023.

Provision for (benefit from) Income Taxes

For the six months ended June 30, 2024, the Company recorded a provision for income taxes of $2.8 million which resulted in an effective tax rate of 25.5% for the six months ended June 30, 2024. The Company recorded a benefit from income taxes of $1.7 million and an effective tax rate of 63.0% for the six months ended June 30, 2023. The change in the effective tax rate for the six months ended June 30, 2024 is attributable to changes in valuation allowances and the timing of current period and full year projected results.

Net Income (Loss)

Net income of $8.2 million for the six months ended June 30, 2024 represented a $9.2 million improvement from net loss of $1.0 million for the comparable period in 2023. The key drivers of the increase were higher income from on-going operations, lower loss on extinguishment of debt and the recognition of other income, net of $1.0 million related to business interruption insurance claim proceeds, partially offset by higher interest expense, net and a higher provision for income taxes during the first six months of fiscal 2024.

Adjusted EBITDA

Adjusted EBITDA of $56.1 million for the six months ended June 30, 2024 increased by $5.0 million from $51.1 million for the comparable period in 2023. The increase in Adjusted EBITDA was primarily attributable to the increase in net income described above, offset by lower add-backs for depreciation and amortization expense.

Liquidity and Capital Resources

As of June 30, 2024, the Company had $411.2 million of borrowings outstanding under the Extended Term Loan Facility and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. In addition, as of June 30, 2024, the Company had cash and cash equivalents of $193.2 million. As of June 30, 2024, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

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

On November 3, 2023, our Board approved the extension and expansion of the October 2022 share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board. We settled the repurchase of 295,650 shares for $1.8 million during the six months ended June 30, 2024 under this repurchase program. There was $23.2 million remaining available for share repurchases under the November 2023 Share Repurchase Program as of June 30, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

Mandatory Conversion

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. The notice was triggered by the fact that the closing share price of the Company’s common stock on the NYSE had exceeded 175% of the conversion price for a period of 20 consecutive trading days ending with April 17, 2024. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Cash was paid in lieu of fractional shares of common stock. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$17.1	$16.2
Net cash used in investing activities	$(16.9)	$(15.9)
Net cash used in financing activities	$(11.2)	$(34.7)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the six months ended June 30, 2024 was $17.1 million, as compared to net cash provided by operating activities of $16.2 million for the six months ended June 30, 2023. The increase in cash provided by operating activities primarily reflects the $9.2 million increase in net income, from net loss of $1.0 million for the six months ended June 30, 2023 to net income of $8.2 million for the six months ended June 30, 2024. Net income plus non-cash items provided operating cash flows of $31.7 million and $34.4 million for the six months ended June 30, 2024 and 2023, respectively. Cash provided by operating activities reflects the use of $14.6 million and $18.2 million for working capital in the six months ended June 30, 2024 and 2023, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the six months ended June 30, 2024 increased $1.0 million to $16.9 million from $15.9 million in the comparable period in the prior year. The increase was primarily attributable to an increase of $3.2 million associated with acquisition of businesses offset by a $1.2 million decrease in purchases of intangible assets and the receipt of $1.0 million working capital receivable related to the acquisition of Hotel Interactive.

Financing Activities

Financing activities primarily consist of payment of the preferred stock dividend, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the six months ended June 30, 2024 decreased $23.5 million to $11.2 million, compared to $34.7 million for the six months ended June 30, 2023. The decrease was primarily due to a $15.1 million decrease in repurchases of common stock, a $12.5 million decrease in original issuance discount paid, a $3.7 million decrease in contingent consideration payments, a $1.6 million decrease in debt issuance costs and $1.3 million decrease in proceeds from the issuance of common stock under our equity plan, offset by the payment of $8.6 million with respect to the preferred stock dividend and the repayment of $2.1 million of principal on the Extended Term Loan Facility during the six months ended June 30, 2024.

Free Cash Flow

Free Cash Flow for the six months ended June 30, 2024 increased $2.1 million, to $11.9 million from $9.8 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 3 to the table under the heading “Results of Operations—Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023.”

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

As of June 30, 2024, we had $411.2 million of variable rate term loan borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.0 million increase in annual interest expense based on the amount of borrowings outstanding as of June 30, 2024.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s second fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We did not repurchase any shares of our common stock during the second quarter ended June 30, 2024. There was $23.2 million remaining available for share repurchases under the November 2023 Share Repurchase Program as of June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended June 30, 2024, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1

Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 27, 2017 (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 3, 2017).

3.2

Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated February 3, 2020 (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2020).

3.3

Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 22, 2024 (incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2024).

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: August 7, 2024	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)