Form 10-Q
period 2024-09-30
Emerald Holding, Inc.
filed 2024-10-30
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 28, 2024, there were 202,984,486 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the trends and other factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

•
risks associated with event cancellations or interruptions, including cancellations or interruptions resulting from natural or manmade disasters, including extreme weather events or outbreaks of communicable diseases (e.g., COVID 19); the actions that governments, businesses and individuals take in response to any such outbreaks, including limiting the size of gatherings; the resulting impact on overall demand for face-to-face events; and our ability or inability to obtain insurance coverage relating to event cancellations or interruptions;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$188.9	$204.2
Trade and other receivables, net of allowances of $1.6 million and $1.4 million as of September 30, 2024 and December 31, 2023, respectively	86.4	85.2
Prepaid expenses and other current assets	37.0	21.5
Total current assets	312.3	310.9
Noncurrent assets
Property and equipment, net	1.7	1.5
Intangible assets, net	162.2	175.1
Goodwill, net	573.4	553.9
Right-of-use lease assets	6.9	8.8
Other noncurrent assets	3.3	3.7
Total assets	$1,059.8	$1,053.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$46.3	$46.6
Income tax payable	—	0.2
Cancelled event liabilities	1.7	0.6
Deferred revenues	190.2	174.3
Contingent consideration	0.2	0.2
Right-of-use lease liabilities, current portion	3.9	4.0
Term loan, current portion	4.2	4.2
Total current liabilities	246.5	230.1
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	398.6	398.7
Deferred tax liabilities, net	5.7	3.1
Right-of-use lease liabilities, noncurrent portion	6.4	8.9
Other noncurrent liabilities	11.5	8.5
Total liabilities	668.7	649.3
Commitments and contingencies (Note 13)
Redeemable convertible preferred stock
7% Series A Redeemable Convertible Participating Preferred stock, $0.01 par value; authorized shares at September 30, 2024 and December 31, 2023: 80,000; zero and 71,403 shares issued and outstanding; aggregate liquidation preference of zero and $492.6 million at September 30, 2024 and December 31, 2023, respectively	—	497.1
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at September 30, 2024 and December 31, 2023: 800,000; 203,220 and 62,915 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2.0	0.6
Additional paid-in capital	1,044.3	559.2
Accumulated deficit	(655.2)	(652.3)
Total stockholders’ equity (deficit)	391.1	(92.5)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,059.8	$1,053.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in millions, share data in thousands except earnings per share)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$72.6	$72.5	$292.0	$281.3
Other income, net	—	2.8	1.0	2.8
Cost of revenues	23.1	25.9	103.7	101.9
Selling, general and administrative expense	40.8	41.6	135.8	132.2
Depreciation and amortization expense	7.1	8.8	21.2	35.2
Intangible asset impairment charges	6.3	—	6.3	—
Operating (loss) income	(4.7)	(1.0)	26.0	14.8
Interest expense	12.3	12.1	36.4	31.5
Interest income	2.2	1.6	6.6	5.0
Loss on extinguishment of debt	—	—	—	2.3
Other expense	—	0.1	—	0.3
Loss before income taxes	(14.8)	(11.6)	(3.8)	(14.3)
Benefit from income taxes	(3.7)	(22.3)	(0.9)	(24.0)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(11.1)	10.7	$(2.9)	$9.7
Accretion to redemption value of redeemable convertible preferred stock	—	(10.7)	(12.7)	(31.2)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(11.1)	$—	$(15.6)	$(21.5)
Basic loss per share	$(0.05)	$—	$(0.11)	$(0.33)
Diluted loss per share	$(0.05)	$—	$(0.11)	$(0.33)
Basic weighted average common shares outstanding	203,893	63,586	141,179	64,317
Diluted weighted average common shares outstanding	203,893	63,586	141,179	64,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Three Months Ended September 30, 2024
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at June 30, 2024	—	$—	203,926	$2.0	$1,049.7	$(644.1)	$407.6
Stock-based compensation	—	—	—	—	1.1	—	1.1
Dividends on common stock	—	—	—	—	(3.1)	—	(3.1)
Issuance of common stock under equity plans	—	—	37	—	0.2	—	0.2
Repurchase of common stock	—	—	(743)	—	(3.6)	—	(3.6)
Net loss and comprehensive loss	—	—	—	—	—	(11.1)	(11.1)
Balances at September 30, 2024	—	$—	203,220	$2.0	$1,044.3	$(655.2)	$391.1

	Nine Months Ended September 30, 2024
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2023	71,403	$497.1	62,915	$0.6	$559.2	$(652.3)	$(92.5)
Stock-based compensation	—	—	—	—	5.0	—	5.0
Dividends on common stock	—	—	—	—	(3.1)	—	(3.1)
Issuance of common stock under equity plans	—	—	561	—	1.5	—	1.5
Accretion to redemption value of redeemable convertible preferred stock	—	12.7	—	—	(12.7)	—	(12.7)
Redeemable convertible preferred stock conversion	(71,403)	(501.2)	140,782	1.4	499.8	—	501.2
Repurchase of common stock	—	—	(1,038)	—	(5.4)	—	(5.4)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(2.9)	(2.9)
Balances at September 30, 2024	—	$—	203,220	$2.0	$1,044.3	$(655.2)	$391.1

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

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating activities
Net (loss) income	$(2.9)	$9.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	4.7	5.9
Allowance for credit losses	0.4	0.4
Depreciation and amortization	21.2	35.2
Intangible asset impairments	6.3	—
Loss on disposal of fixed assets	—	0.2
Loss on lease abandonment	0.1	—
Non-cash operating lease expense	1.8	1.9
Amortization of deferred financing fees and debt discount	3.3	1.9
Loss on extinguishment of debt	—	2.3
Deferred income taxes	2.6	0.6
Remeasurement of contingent consideration	(0.7)	(2.5)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	0.2	(2.2)
Prepaid expenses and other current assets	(5.3)	(2.8)
Other noncurrent assets	—	(0.4)
Accounts payable and other current liabilities	(2.5)	(11.4)
Cancelled event liabilities	1.1	(2.6)
Contingent consideration	(0.2)	—
Income tax payable	(8.9)	(29.8)
Deferred revenues	8.4	21.0
Operating lease liabilities	(2.5)	(3.1)
Other noncurrent liabilities	(0.9)	0.4
Net cash provided by operating activities	26.2	24.7
Investing activities
Acquisition of businesses, net of cash acquired	(16.2)	(9.5)
Working capital adjustment receivable from seller	1.0	—
Purchases of property and equipment	(0.6)	(0.5)
Purchases of intangible assets	(7.0)	(8.9)
Net cash used in investing activities	(22.8)	(18.9)
Financing activities
Payment of contingent consideration for acquisition of businesses	—	(3.7)
Repayment of principal on Amended and Restated Term Loan Facility	—	(239.4)
Proceeds from Extended Term Loan Facility	—	239.4
Repayment of principal on Extended Term Loan Facility	(3.1)	(1.0)
Original issuance discount	—	(12.5)
Fees paid for debt issuance	—	(2.0)
Repurchase of common stock	(5.4)	(16.9)
Dividends on common stock	(3.1)	—
Preferred stock cash dividend	(8.6)	(8.6)
Proceeds from issuance of common stock under equity plans	1.5	0.1
Net cash used in financing activities	(18.7)	(44.6)
Net decrease in cash and cash equivalents	(15.3)	(38.8)
Cash and cash equivalents
Beginning of period	204.2	239.1
End of period	$188.9	$200.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)—Continued

(in millions)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital expenditures	$0.6	$—
Conversion of redeemable convertible preferred stock to common stock	$501.2	$—
Amended and Restated Term Loan Facility	$—	$(175.9)
Extended Term Loan Facility	$—	$175.9

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

The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment, primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 86.0% and 85.5% of total revenues for the three months ended September 30, 2024 and 2023, respectively. Trade show and other events revenues represented approximately 89.3% and 88.8% of total revenues for the nine months ended September 30, 2024 and 2023, respectively.

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $190.2 million as of September 30, 2024 and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of September 30, 2024 were immaterial and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Current and long-term deferred revenues as of December 31, 2023 were $174.3 million and $0.9 million, respectively. During the nine months ended September 30, 2024, the Company recognized revenues of $149.3 million from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events are classified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of September 30, 2024, cancelled event liabilities of $1.7 million represents $0.5 million of deferred revenues for cancelled trade shows and $1.2 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2023, cancelled event liabilities of $0.6 million represented $0.5 million of deferred revenues for cancelled trade shows and $0.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were immaterial as of September 30, 2024.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	(in millions)
Connections	$62.4	$62.0	$260.8	$249.8
Content	4.9	5.7	15.5	17.3
Commerce	5.3	4.8	15.7	14.2
Total revenues	$72.6	$72.5	$292.0	$281.3

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of September 30, 2024, the Company does not have material contract assets.

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

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and nine months ended September 30, 2024, were expenses of $0.1 million and $0.5 million, respectively, and the activities for the three and nine months ended September 30, 2023, were expenses of $0.2 million and $0.4 million, respectively. Account balances written off during the three and nine months ended September 30, 2024, were zero and $0.2 million, respectively. Account balances written off during the three and nine months ended September 30, 2023, were $0.1 million and $0.3 million, respectively.

4.
Business Acquisitions

2024 Acquisitions

GRC World Forums (“GRC”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in the governance, risk management and compliance sectors and also to expand its global footprint, the Company executed a share purchase agreement accounted for as a business combination on August 5, 2024 to acquire all the assets and assume certain liabilities of the UK-based business known as GRC World Forums (collectively known as “GRC”). GRC produces in-person events and livestream experiences in the governance, risk management and compliance business sectors. The total estimated purchase price of $2.9 million included an initial cash payment of $1.2 million and contingent consideration with an estimated fair value of $1.2 million. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of certain assumptions and estimates. Estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Revenue and net income generated from the GRC acquisition were not material during the three and nine months ended September 30, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

The primary tasks that are required to be completed to finalize the valuation of assets and liabilities acquired include validation of business level forecasts, customer attrition rates and acquired working capital balances.

The contingent consideration liability related to the acquisition of GRC consists of a potential payment based on a range of multiples, which are dependent upon the acquisition’s compounded average EBITDA growth rate between 2024 and 2027, being applied to their EBITDA growth from 2024 EBITDA. The payment is expected to be settled in the first quarter of 2028.

Identified intangible assets associated with GRC included trade name and customer relationship intangible assets of $0.4 million and $1.0 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 3.0 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 3.0 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	August 5, 2024
Trade and other receivables	$0.2
Goodwill	3.7
Intangible assets	1.4
Deferred revenues	(1.2)
Accounts payable and other current liabilities	(1.2)
Purchase price, including working capital adjustment	$2.9

Over the Pond Media (“Glamping Americas”)

In furtherance of the Company’s portfolio optimization strategy to expand its footprint in the outdoor industry, particularly focused on a market that combines outdoor adventure with upscale accommodations, the Company executed an asset purchase agreement accounted for as a business combination on August 5, 2024 to acquire all the assets and assume certain liabilities of the business known as Over the Pond Media (collectively known as “Glamping Americas”). The total estimated purchase price of $2.6 million included an initial cash payment of $2.3 million. Glamping Americas produces the only glamping industry event in the Americas. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of certain assumptions and estimates. Estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates.

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Revenue and net income generated from the Glamping Americas acquisition were not material during the three and nine months ended September 30, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

The primary tasks that are required to be completed to finalize the valuation of assets and liabilities acquired include validation of business level forecasts, customer attrition rates and acquired working capital balances.

Identified intangible assets associated with Glamping Americas included trade name and customer relationship intangible assets of $0.2 million and $0.6 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 4.0 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 4.0 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	August 5, 2024
Trade and other receivables	$0.1
Prepaid expenses and other current assets	0.2
Goodwill	2.2
Intangible assets	0.8
Deferred revenues	(0.7)
Purchase price, including working capital adjustment	$2.6

The Futurist

On May 7, 2024, the Company executed an asset purchase agreement accounted for as a business combination to acquire the assets and assume certain liabilities of the Blockchain Futurist Conference and its associated experiences (collectively known as the “Futurist”). The total estimated purchase price of $1.9 million included an initial cash payment of $1.1 million and contingent consideration with an estimated fair value of $0.9 million. The acquisition was financed with cash from operations. The Company recorded goodwill of $1.8 million in connection with the Futurist acquisition. During both of the three and nine months ended September 30, 2024, the acquisition of Futurist generated revenues of $1.6 million and net income of $0.3 million.

Hotel Interactive

In furtherance of the Company’s portfolio optimization strategy to enhance its best-in-class hosted buyer platform, the Company executed an asset purchase agreement accounted for as a business combination on January 19, 2024 to acquire all the assets and assume certain liabilities of the business known as Hotel Interactive. Hotel Interactive produces hosted buyer events in the hotel, hospitality, food service and healthcare and senior living space sectors. The total estimated purchase price of $13.5 million included an initial cash payment of $11.6 million and contingent consideration with an estimated fair value of $2.7 million, as well as a $0.8 million post close working capital adjustment receivable from the seller. The acquisition was financed with cash from operations. During the nine months ended September 30, 2024, the Company received $1.0 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company’s condensed consolidated statement of cash flows.

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

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income and comprehensive (loss) income. During the three and nine months ended September 30, 2024, the acquisition of Hotel Interactive generated revenue of $2.5 million and $7.0 million and net income of $0.1 million and $0.7 million, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

Identified intangible assets associated with Hotel Interactive included trade name and customer relationship intangible assets of $1.6 million and $2.5 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 10.0 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 4.0 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets. The measurement period for the acquisition closed in the third quarter of 2024.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023
(in millions)	(Unaudited)
Pro-forma revenues(1)(2)
Hotel Interactive	$2.2	$6.1
Other 2024 acquisitions	1.7	2.5
Emerald revenue	72.5	281.3
Total pro-forma revenues	$76.4	$289.9

Pro-forma net income (loss)(1)(2)
Hotel Interactive	$0.3	$0.6
Other 2024 acquisitions	0.2	(0.1)
Emerald net income	10.7	9.7
Total pro-forma net income	$11.2	$10.2
(1)
Pro-forma revenues and net income from the Lodestone acquisition were not material to the three months ended March 31, 2023.
(2)
Pro-forma revenues and net income from the Glamping Americas acquisition were not material to the three and nine months ended September 30, 2023.

5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Furniture, equipment and other	$5.7	$5.2
Leasehold improvements	1.2	1.0
	6.9	6.2
Less: Accumulated depreciation	(5.2)	(4.7)
Property and equipment, net	$1.7	$1.5

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2024 was $0.3 million and $0.8 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended September 30, 2023 was $0.3 million and $0.8 million, respectively. There was no loss on disposal of fixed assets for the three and nine months ended September 30, 2024. Loss on disposal of fixed assets was zero and $0.2 million, respectively, for the three and nine months ended September 30, 2023.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at September 30, 2024	$46.3	$368.1	$93.4	$8.4	$2.6	$43.8	$2.0	$564.6
Accumulated amortization	—	(344.9)	(26.8)	(5.4)	(1.3)	(24.0)	—	(402.4)
Net carrying amount at September 30, 2024	$46.3	$23.2	$66.6	$3.0	$1.3	$19.8	$2.0	$162.2

Gross carrying amount at December 31, 2023	$52.6	$365.4	$91.1	$8.4	$2.6	$36.9	$1.6	$558.6
Accumulated amortization	—	(336.7)	(22.6)	(4.7)	(1.0)	(18.5)	—	(383.5)
Net carrying amount at December 31, 2023	$52.6	$28.7	$68.5	$3.7	$1.6	$18.4	$1.6	$175.1

Amortization expense for the three and nine months ended September 30, 2024 was $6.8 million and $20.4 million, respectively. Amortization expense for the three and nine months ended September 30, 2023 was $8.5 million and $34.4 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three months ended September 30, 2024, the Company identified an interim impairment trigger for two of its indefinite-lived intangible assets due to the cancellation of certain events that were not contributing to profitability. As a result, the Company performed a quantitative analysis utilizing the “relief from royalty payments” method with assumptions that are considered level 3 inputs. As a result of performing the interim impairment assessment, the Company recognized impairment charges of $6.3 million to certain indefinite-lived trade name intangible assets during the three and nine months ended September 30, 2024 related to the Connections reportable segment. The impairment charges are recorded in intangible asset impairment charges on the condensed consolidated statements of (loss) income and comprehensive (loss) income.

During the three and nine months ended September 30, 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first, second and third quarters of 2023.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the three and nine months ended September 30, 2024 and 2023, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first, second and third quarters of 2024 and 2023.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2023	$518.3	$35.6	$553.9
Acquired goodwill	19.5	—	19.5
Balance at September 30, 2024	$537.8	$35.6	$573.4

Impairment of Goodwill

During the three and nine months ended September 30, 2024 and 2023, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required during the first, second and third quarters of 2024 and 2023. No goodwill impairment charges were recorded during each of the three and nine months ended September 30, 2024 and 2023.

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2024	December 31, 2023
Extended Term Loan Facility, with interest at SOFR plus 5.10% as of September 30, 2024, and December 31, 2023 (equal to 10.43% and 10.46% at September 30, 2024 and December 31, 2023, respectively) due 2026, net(a)	$402.8	$402.9
Less: Current maturities	4.2	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$398.6	$398.7

(a)
The Extended Term Loan Facility (as defined below), scheduled to mature on May 22, 2026, was recorded net of unamortized discount of $6.3 million and net of unamortized deferred financing fees of $1.1 million as of September 30, 2024. The Extended Term Loan Facility as of December 31, 2023 was recorded net of unamortized discount of $8.9 million and net of unamortized deferred financing fees of $1.5 million. The fair market value of the Company’s debt under the Extended Term Loan Facility was $410.9 million as of September 30, 2024.

Term Loan Facility

On June 12, 2023, (the “Term Loan Amendment Effective Date”) Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into a Sixth Amendment (the “Term Loan Amendment”) to its Amended and Restated Credit Agreement by and among Emerald X, as Borrower, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent, which amends that certain Amended and Restated Credit Agreement, dated as of May 22, 2017 (as amended from time to time, the “Amended and Restated Credit Agreement”). The Term Loan Amendment extended the maturity of the term loans outstanding under the Amended and Restated Credit Agreement (such term loan facility, as effect prior to the Term Loan Amendment Effective Date, the “Amended and Restated Term Loan Facility,” and as extended by the Term Loan Amendment, the “Extended Term Loan Facility”) from May 22, 2024 to May 22, 2026. The aggregate outstanding principal amount of the Extended Term Loan Facility was approximately $415.3 million as of the Term Loan Amendment Effective Date. The loss on extinguishment of debt of zero and $2.3 million for the three and nine months ended September 30, 2023, included $2.1 million of original issuance discount (“OID”) related to the Extended Term Loan Facility and $0.2 million of previously capitalized OID and debt issuance costs which were allocated to lenders whose balances were extinguished.

The Term Loan Amendment replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The effective interest rate at September 30, 2024 and December 31, 2023 was 11.64% and 11.66%, respectively.

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

Emerald X had no outstanding borrowings under the revolving portion of its Amended and Restated Credit Agreement as of September 30, 2024 and December 31, 2023. Emerald X had $0.7 million and $1.0 million, respectively, in stand-by letters of credit outstanding under the revolving portion of its Amended and Restated Credit Agreement as of September 30, 2024 and December 31, 2023. During the three and nine months ended September 30, 2024 and 2023, revolving borrowings under the Amended and Restated Credit Agreement were subject to an interest rate equal to Term SOFR plus 2.25% or ABR plus 1.25%.

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Extended Term Loan Facility	$11.0	$11.0	$32.7	$13.2
Amended and Restated Term Loan Facility	—	—	—	13.9
Term Loan Amendment third party fees	—	—	—	2.1
Non-cash interest for amortization of debt discount and debt issuance costs	1.1	1.0	3.3	1.9
Revolving credit facility interest and commitment fees	0.2	0.1	0.4	0.4
Total interest expense	$12.3	$12.1	$36.4	$31.5

Covenants

The Extended Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio, which is defined as the ratio of Consolidated Total Debt (as defined in the Amended Credit Agreement and Amended and Restated Credit Agreement, collectively known as the “Amended and Restated Senior Secured Credit Facilities”) secured on a first lien basis, net of unrestricted cash and cash equivalents to trailing four-quarter Consolidated EBITDA (as defined in the Amended and Restated Senior Secured Credit Facilities). This financial covenant is tested on the last day of each quarter only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Extended Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit) exceeds 35% of the total revolving commitments thereunder. As of September 30, 2024, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

8.
Fair Value Measurements and Financial Risk

As of September 30, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$27.2	$27.2	$—	$—
Money market mutual funds(a)	161.7	161.7	—	—
Total assets at fair value	$188.9	$188.9	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	10.8	—	—	10.8
Total liabilities at fair value	$11.3	$—	$—	$11.3

(a)
The Company’s money market mutual funds of $161.7 million as of September 30, 2024 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.5 million as of September 30, 2024 is included within other noncurrent liabilities in the condensed consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $0.2 million as of September 30, 2024 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $10.6 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.5 million and $0.8 million as of September 30, 2024 and December 31, 2023, respectively, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period for the expected term. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

The Company had contingent consideration liabilities measured at fair value related to the Company’s 2024, 2023 and 2022 acquisitions of $10.8 million and $6.9 million, as of September 30, 2024 and December 31, 2023, respectively. The contingent consideration liability of $10.8 million as of September 30, 2024 consists of liabilities of $0.2 million, $9.4 million and $1.2 million that are expected to be settled in 2025, 2027 and 2028, respectively. Refer to Note 4, Business Acquisitions, for further information related to the contingent considerations related to the acquisitions of GRC and Hotel Interactive, which had initial estimated fair values of $1.2 million and $2.7 million, respectively.

The Company paid contingent consideration of zero and $0.2 million, respectively, during the three and nine months ended September 30, 2024. Contingent consideration liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first, second and third quarters of 2024, the Company recorded a $0.7 million decrease in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The change in fair value of the Company’s contingent consideration liabilities consists of the following activity:

Nine Months Ended September 30,
(in millions)	2024
Balance at December 31, 2023	$6.9
Payment of contingent consideration	(0.2)
Fair value remeasurement adjustments	(0.7)
Business acquisition	4.8
Balance at September 30, 2024	$10.8

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

The Company’s Board of Directors approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (such dividend, the “Preferred Stock Cash Dividend”) for each of the periods ending March 31, 2024, and September 30, 2023, respectively, and the Company paid Preferred Stock Cash Dividends for a total of $8.6 million, or $0.12 per share, in each such period. As a result of the mandatory conversion on May 2, 2024, the dividends that accrued in the period since the March 31, 2024 Preferred Stock Cash Dividend were settled in stock as a result of the mandatory conversion on May 2, 2024.

There were no cash dividends declared or paid in the first and second quarters of 2023. During the three and nine months ended September 30, 2023, the Company recorded accretion of zero and $16.7 million, respectively, with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $492.6 million as of September 30, 2023. Holders of redeemable convertible preferred stock were also entitled to participate in and receive any dividends declared or paid on the Company’s common stock on an as-converted basis, and no dividends could have been paid to holders of common stock unless the aggregate accreted liquidation preference on the redeemable convertible preferred stock had been paid or holders of a majority of the outstanding redeemable convertible preferred stock had consented to such dividends.

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

Redemption Features

The Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026, or earlier upon the occurrence of certain change of control transactions. Although only Unaffiliated Directors (as defined below) could have been involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock controlled the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock was required to be accreted to its redemption price on the date the redemption option first became exercisable. For the three months ended September 30, 2024 and 2023, the Company recorded zero and $10.7 million in deemed dividends, respectively, and for the nine months ended September 30, 2024 and 2023, the Company recorded $12.7 million and $31.2 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

Dividends

There were no dividends paid or declared with respect to the Company’s common stock during the first half of fiscal year 2024 or in fiscal year 2023. Dividend activity for the third quarter of 2024 was as follows:

(dollars in millions, except per share values)	Three Months Ended September 30, 2024
Dividend declared on	August 6, 2024
Stockholders of record on	August 19, 2024
Dividend paid on	August 28, 2024
Dividend per share	$0.0150
Cash dividend paid	$3.1

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

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company repurchased 742,939 shares and 1,038,589 shares for $3.6 million and $5.4 million during the three and nine months ended September 30, 2024, respectively, under this repurchase program. There was $19.6 million remaining available for share repurchases under the November 2023 Share Repurchase Program as of September 30, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.2 million and $1.2 million for the three and nine months ended September 30, 2024, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $1.5 million for the three and nine months ended September 30, 2023, respectively.

2019 Employee Stock Purchase Plan (the “ESPP”)

In January 2019, the Board approved the ESPP, which was approved by the Company’s stockholders in May 2019. The ESPP requires that participating employees must be employed for at least 20 hours per week, have completed at least 6 months of service, and have compensation (as defined in the ESPP) not greater than $150,000 in the 12-month period before the enrollment date to be eligible to participate in the ESPP. Under the ESPP, eligible employees will receive a 10% discount from the lesser of the closing price on the first day of the offering period and the closing price on the purchase date. The Company reserved 500,000 shares of its common stock for issuance under the ESPP. The ESPP expense recognized by the Company was not material for the three and nine months ended September 30, 2024 and 2023.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.9 million and $4.2 million for the three and nine months ended September 30, 2024, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $1.6 million and $4.7 million for the three and nine months ended September 30, 2023, respectively.

Stock option activity for the nine months ended September 30, 2024, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2023	19,791	$6.25	7.4	$15.7
Granted	308	5.99
Exercised	(273)	5.01
Forfeited/Expired	(2,035)	8.73
Outstanding at September 30, 2024	17,791	$5.98	6.3	$8.1
Exercisable at September 30, 2024	8,890	$7.16	4.9	$1.7

There was a total of $8.4 million unrecognized stock-based compensation expense at September 30, 2024 related to unvested stock options expected to be recognized over a weighted-average period of 2.11 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2024 was $0.2 million and $0.8 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2023 was $0.2 million and $1.0 million, respectively. There was a total of $0.5 million of unrecognized stock-based compensation expense at September 30, 2024 related to unvested RSUs expected to be recognized over a weighted-average period of 1.0 years.

RSU activity for the nine months ended September 30, 2024, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2023	541	$5.95
Granted	91	6.59
Forfeited	(18)	5.49
Vested	(346)	6.35
Unvested balance, September 30, 2024	268	$5.71

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of September 30, 2024, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.09 per share, which would result in an estimated 45,718 shares of common stock to be issued upon vesting. Each of the estimated 45,718 shares of common stock have a weighted-average grant date fair value of $24.53 per share. During the three and nine months ended September 30, 2024, performance-based market condition share awards that had been granted to one senior executive in June 2019, with maximum cash value of $4.9 million and an estimated 32,323 shares of common stock that would have been issued, were forfeited.

As of September 30, 2024 and December 31, 2023, the liability for these awards was $0.5 million and $0.8 million, respectively, and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of a credit of $0.3 million for the three and nine months ended September 30, 2024. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of $0.2 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at September 30, 2024 were as follows:

September 30, 2024
Expected volatility	69.8%
Dividend yield	1.2%
Risk-free interest rate	3.6%
Weighted-average expected term (in years)	3.9

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2024 and 2023, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were no 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding at September 30, 2024. The shares of convertible preferred stock that were outstanding prior to their mandatory redemption were anti-dilutive for the portions of the nine months ended September 30, 2024 in which they were outstanding, and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2024	2023	2024	2023
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc.	$(11.1)	$10.7	$(2.9)	$9.7
Accretion to redemption value of redeemable convertible preferred stock	—	(10.7)	(12.7)	(31.2)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(11.1)	$—	$(15.6)	$(21.5)
Weighted average common shares outstanding	203,893	63,586	141,179	64,317
Basic loss per share	$(0.05)	$—	$(0.11)	$(0.33)
Net loss and comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(11.1)	$—	$(15.6)	$(21.5)
Diluted weighted average common shares outstanding	203,893	63,586	141,179	64,317
Diluted loss per share	$(0.05)	$—	$(0.11)	$(0.33)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	10,210	20,325	7,717	20,410

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of September 30, 2024. For the three and nine months ended September 30, 2024, the Company recorded a benefit from income taxes of $3.7 million and $0.9 million, respectively, which resulted in an effective tax rate of 25.0% and 23.7%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances and state taxes. For the three and nine months ended September 30, 2023, the Company recorded a benefit from income taxes of $22.3 million and $24.0 million, respectively, which resulted in an effective tax rate of 192.2% and 167.8%, respectively.

Liabilities for unrecognized tax benefits and associated interest and penalties were immaterial as of September 30, 2024 and December 31, 2023.

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

14.
Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
Trade payables	$19.0	$24.1
Other current liabilities	7.6	9.3
Accrued event costs	7.9	6.7
Accrued personnel costs	11.8	6.5
Total accounts payable and other current liabilities	$46.3	$46.6

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Revenues
Connections	$62.4	$62.0	$260.8	$249.8
All Other	10.2	10.5	31.2	31.5
Total revenues	$72.6	$72.5	$292.0	$281.3

Other income, net
Connections	$—	$2.8	$1.0	$2.8
All Other	—	—	—	—
Total other income, net	$—	$2.8	$1.0	$2.8

Adjusted EBITDA
Connections	$23.6	$22.5	$106.2	$97.0
All Other	1.6	1.3	3.7	2.0
Subtotal Adjusted EBITDA	$25.2	$23.8	$109.9	$99.0

General corporate and other expenses	$(12.7)	$(13.0)	$(41.3)	$(37.1)
Interest expense, net	(10.1)	(10.5)	(29.8)	(26.5)
Loss on extinguishment of debt	—	—	—	(2.3)
Intangible asset impairment charges	(6.3)	—	(6.3)	—
Depreciation and amortization expense	(7.1)	(8.8)	(21.2)	(35.2)
Stock-based compensation expense	(0.7)	(1.9)	(4.7)	(5.9)
Other items	(3.1)	(1.2)	(10.4)	(6.3)
Loss before income taxes	$(14.8)	$(11.6)	$(3.8)	$(14.3)

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three and nine months ended September 30, 2024 and 2023. For the three and nine months ended September 30, 2024 and 2023, substantially all revenues were derived from transactions in the United States.

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 90.8% of the Company’s common stock as of September 30, 2024. Affiliates of Onex Corporation held a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. The Company made $0.3 million of payments to Convex during the three and nine months ended September 30, 2024. The Company made payments that were not material and $0.2 million to Convex during the three and nine months ended September 30, 2023, respectively. The Company had $0.4 million and $0.3 million due to Convex as of September 30, 2024 and December 31, 2023, respectively. Additionally, certain of the Company’s tradeshows and other events are held at facilities managed by ASM Global (“ASM”). During the third quarter of 2024, affiliates of Onex Corporation sold their ownership position in ASM. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.3 million and $1.0 million during the three and nine months ended September 30, 2024, respectively. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $0.6 million and $1.3 million during the three and nine months ended September 30, 2023, respectively.

17.
Subsequent Event

On October 29, 2024, the Company’s Board of Directors declared a dividend for the quarter ending December 31, 2024 of $0.015 per share payable on November 21, 2024 to holders of the Company’s common stock as of November 11, 2024.

On October 29, 2024, the Company’s Board of Directors approved an extension and expansion of the share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to the “Company,” “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Recent Events

Dividend

On October 29, 2024, Emerald’s board of directors declared a dividend for the quarter ending December 31, 2024 of $0.015 per share payable on November 21, 2024 to holders of record of Emerald’s common stock on November 11, 2024.

Overview

Emerald is a leading operator of business-to-business trade shows principally in the United States. Leveraging our shows as key market-driven platforms, we combine our events with effective industry insights, digital tools, and data-focused solutions to create uniquely rich experiences. Emerald strives to build its customers’ businesses by creating opportunities that deliver tangible results.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Since the Onex Acquisition in June 2013, we have completed 29 strategic acquisitions, with purchase prices, excluding the $335.0 million acquisition of George Little Management in 2014, ranging from approximately $1.0 million to approximately $120.0 million, and annual revenues ranging from approximately $1.1 million to approximately $25.6 million. Historically, we have completed acquisitions at earnings before interest, taxes, depreciation, and amortization (“EBITDA”) purchase multiples that are typically in the mid-to-high single digits. Our acquisitions have historically been structured as asset deals that have resulted in the generation of long-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

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
•
Increases in Inflation and Interest Rates — Heightened levels of inflation present risk for us in terms of increased labor costs, venue costs and other expenses that may not be able to be passed on to customers through increased pricing. In addition, due to inflationary pressures, continued high interest rates relative to historical low rates may increase our financing and borrowing costs on new and existing debt.
•
Lag Time — As the majority of our exhibit space is sold during the twelve months prior to each trade show, there is often a timing difference between changes in the economic conditions of an industry sector vertical and their effect on our results of operations. This lag time can result in a counter-cyclical impact on our results of operations.

•
Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and fourth quarters of each calendar year, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. However, as a result of outside circumstances, such as cancellations or interruptions resulting from natural or manmade disasters, including severe weather events or outbreaks of communicable diseases (e.g., COVID-19), future results may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA and Organic revenue accounts for these quarterly movements and the timing of shows, where applicable and material.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 4 and Footnote 5 to the tables under the headings “Results of Operations—Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023” and “—Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023.”

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see Footnote 3 to the tables under the headings “Results of Operations—Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023” and “—Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 4 to the table under the heading “Results of Operations—Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023.”

Results of Operations

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$72.6	$72.5	$0.1	0.1%
Other income, net	—	2.8	(2.8)	NM
Cost of revenues	23.1	25.9	(2.8)	(10.8%)
Selling, general and administrative expenses(1)	40.8	41.6	(0.8)	(1.9%)
Depreciation and amortization expense	7.1	8.8	(1.7)	(19.3%)
Intangible asset impairment charges(2)	6.3	—	6.3	NM
Operating loss	(4.7)	(1.0)	(3.7)	370.0%
Interest expense	12.3	12.1	0.2	1.7%
Interest income	2.2	1.6	0.6	37.5%
Other expense	—	0.1	(0.1)	NM
Loss before income taxes	(14.8)	(11.6)	(3.2)	27.6%
Benefit from income taxes	(3.7)	(22.3)	18.6	(83.4%)
Net (loss) income and comprehensive (loss) income	$(11.1)	$10.7	$(21.8)	(203.7%)

Other financial data (unaudited):
Adjusted EBITDA(3)	$12.5	$10.8	$1.7	15.7%
Organic revenue(4)	$58.7	$62.0	$(3.3)	(5.3%)

(1)
Selling, general and administrative expense for the three months ended September 30, 2024 and 2023 included $3.1 million and $1.2 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended September 30, 2024 and 2023 were stock-based compensation expenses of $0.7 million and $1.9 million, respectively.
(2)
Intangible asset impairment charges for the three months ended September 30, 2024 and 2023 represent non-cash charges of $6.3 million and zero, respectively, for certain indefinite-lived intangible assets in connection with our interim testing of intangibles for impairment.
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

	Three Months Ended September 30,
	2024	2023
	(unaudited)
	(dollars in millions)
Net (loss) income	$(11.1)	$10.7
Add (deduct):
Interest expense, net	10.1	10.5
Benefit from income taxes	(3.7)	(22.3)
Intangible asset impairment charges(a)	6.3	—
Depreciation and amortization expense	7.1	8.8
Stock-based compensation expense(b)	0.7	1.9
Other items(c)	3.1	1.2
Adjusted EBITDA	$12.5	$10.8
Deduct:
Event cancellation insurance proceeds	—	2.8
Adjusted EBITDA excluding event cancellation insurance proceeds	$12.5	$8.0

(a)
Represents non-cash intangible asset impairment charges for the three months ended September 30, 2024, in connection with our interim testing of intangibles for impairment.
(b)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(c)
Other items for the three months ended September 30, 2024 included: (i) $1.0 million in acquisition-related transaction costs; (ii) $1.4 million in acquisition-related integration and restructuring-related transition costs; and (iii) $0.7 million in non-recurring legal, audit and consulting fees. Other items for the three months ended September 30, 2023 included: (i) $0.9 million in acquisition-related transaction costs; (ii) $1.4 million in transition expenses; (iii) $0.8 million in non-recurring legal, audit and consulting fees; and (iv) $1.9 million in gains related to the remeasurement of contingent consideration.
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

	Three Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$72.6	$72.5	$0.1	0.1%
Add (deduct):
Acquisition revenues	(4.2)	—
Discontinued events	—	(5.0)
Scheduling adjustments(1)	(9.7)	(5.5)
Organic revenue	$58.7	$62.0	$(3.3)	(5.3%)

(1)
For the three months ended September 30, 2024, represents revenues from seven events that staged in the third quarter of fiscal 2024, but staged in a different quarter in fiscal 2023 and revenues from five events that staged in the third quarter of fiscal 2023 but are scheduled to stage in a different quarter in fiscal 2024.

Revenues

Revenues of $72.6 million for the three months ended September 30, 2024 increased $0.1 million, or 0.1%, from $72.5 million for the comparable period in 2023, primarily due to scheduling differences and several small discontinued events. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, of zero for the three months ended September 30, 2024 decreased $2.8 million from $2.8 million in the comparable period in 2023. See “Connections Segment–Other Income, net,” and “All Other Category–Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $23.1 million for the three months ended September 30, 2024 decreased $2.8 million, or 10.8%, from $25.9 million for the comparable period in 2023, primarily due to several small discontinued events. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $40.8 million for the three months ended September 30, 2024 decreased $0.8 million, or 1.9%, from $41.6 million for the comparable period in 2023. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $7.1 million for the three months ended September 30, 2024, decreased $1.7 million, or 19.3%, from $8.8 million for the comparable period in 2023. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Intangible Asset Impairments

During the three months ended September 30, 2024, we identified an interim impairment trigger for two of our indefinite-lived intangible assets and performed an interim indefinite-lived intangible asset impairment assessment. As a result of this assessment, non-cash impairment charges of $6.3 million were recorded for certain of our indefinite-lived trade name intangible assets. See “Connections Segment–Intangible Asset Impairments,” below for further discussion of total intangible asset impairments.

Segment Results for the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$62.4	$62.0	$0.4	0.6%
Other income, net	—	2.8	(2.8)	NM
Cost of revenues	20.9	23.8	(2.9)	(12.2%)
Selling, general and administrative expense	18.1	19.5	(1.4)	(7.2%)
Depreciation and amortization expense	4.1	6.2	(2.1)	(33.9%)
Intangible asset impairment charges	6.3	—	6.3	NM
Operating income	$13.0	$15.3	$(2.3)	(15.0%)

Revenues

During the three months ended September 30, 2024, revenues for the Connections reportable segment increased $0.4 million, or 0.6%, to $62.4 million from $62.0 million for the comparable period in the prior year. The primary drivers of the increase were $4.2 million from 2024 acquisitions and $4.2 million from scheduling adjustments. These increases were offset by a decrease of $5.0 million from several discontinued events and an organic revenue decline of $3.0 million, or 5.8%, to $48.5 million from $51.5 million for the comparable period in the prior year.

Other Income

Other income, net, of $2.8 million, related to event cancellation insurance proceeds, was recorded for the Connections reportable segment during the three months ended September 30, 2023. All of the $2.8 million of other income, net, for the Connections reportable segment was received during the three months ended September 30, 2023.

Cost of Revenues

During the three months ended September 30, 2024, cost of revenues for the Connections reportable segment decreased $2.9 million, or 12.2%, to $20.9 million from $23.8 million for the comparable period in the prior year. The primary drivers of the decrease were $4.8 million of prior year cost of revenues from discontinued events and a $2.4 million decrease from recurring events. These declines were offset by incremental cost of revenues from acquisitions of $2.6 million and $1.7 million related to scheduling adjustments.

Selling, General and Administrative Expense

During the three months ended September 30, 2024, selling, general and administrative expense for the Connections reportable segment decreased $1.4 million, or 7.2%, to $18.1 million from $19.5 million for the comparable period in 2023. The decrease was primarily attributable to lower salary and benefits expense as well as a decrease in new event launch expense.

Depreciation and Amortization Expense

During the three months ended September 30, 2024, depreciation and amortization expense for the Connections reportable segment decreased $2.1 million, or 33.9%, to $4.1 million from $6.2 million for the comparable period in 2023. The decrease was driven by the full amortization of intangible assets acquired in several prior acquisitions.

Intangible Asset Impairments

In connection with identification of an interim impairment trigger as described above, management performed impairment assessments of indefinite-lived intangible assets during the three months ended September 30, 2024, and as a result, recognized a non-cash impairment charge related to certain indefinite-lived trade name intangible assets under the Connections reportable segment of $6.3 million. No intangible asset impairment charges were recorded in the Connections reportable segment during the three months ended September 30, 2023.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$10.2	$10.5	$(0.3)	(2.9%)
Cost of revenues	2.2	2.1	0.1	4.8%
Selling, general and administrative expense	6.4	7.1	(0.7)	(9.9%)
Depreciation and amortization expense	2.1	1.8	0.3	16.7%
Operating loss	$(0.5)	$(0.5)	$-	-

Revenues

During the three months ended September 30, 2024, revenues for the All Other category decreased $0.3 million, or 2.9%, to $10.2 million from $10.5 million for the comparable period in 2023. The decrease in revenues was comprised of a $0.8 million, or 14.0%, decrease in content revenues to $4.9 million in the current year from $5.7 million for the comparable period in the prior year, primarily due to lower print and digital advertising. This decrease was offset by a $0.5 million, or 10.4%, increase in commerce revenues to $5.3 million in the current year from $4.8 million in the comparable period in the prior year. The increase in commerce revenues was primarily related to the continued growth of the Elastic e-commerce business.

Cost of Revenues

During the three months ended September 30, 2024, cost of revenues for the All Other category increased $0.1 million, or 4.8%, to $2.2 million from $2.1 million for the comparable period in 2023. The increase in cost of revenues was primarily driven by growth in the commerce business.

Selling, General and Administrative Expense

During the three months ended September 30, 2024, selling, general and administrative expense for the All Other category decreased $0.7 million, or 9.9%, to $6.4 million from $7.1 million for the comparable period in 2023. The primary drivers of the decrease were lower salary, benefits and travel expenses in both the content and commerce businesses.

Depreciation and Amortization Expense

During the three months ended September 30, 2024, depreciation and amortization expense for the All Other category increased $0.3 million, or 16.7%, to $2.1 million from $1.8 million for the comparable period in 2023. The increase was attributable to the continued development of the Company’s Elastic software platform.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$16.3	$15.0	$1.3	8.7%
Depreciation and amortization expense	0.9	0.8	0.1	12.5%
Total operating expenses	$17.2	$15.8	$1.4	8.9%

Selling, General and Administrative Expense

During the three months ended September 30, 2024, selling, general and administrative expense for the Corporate category increased $1.3 million, or 8.7%, to $16.3 million from $15.0 million for the comparable period in 2023. The increase was primarily attributable to a $1.9 million decrease in gains from contingent consideration remeasurements. This increase was offset by lower severance and business insurance expense during the three months ended September 30, 2024.

Depreciation and Amortization Expense

During the three months ended September 30, 2024, depreciation and amortization expense for the Corporate category increased $0.1 million, or 12.5%, to $0.9 million from $0.8 million for the comparable period in 2023. The increase is attributable to higher purchased software amortization expense.

Interest Expense

Interest expense of $12.3 million for the three months ended September 30, 2024 increased $0.2 million, or 1.7%, from $12.1 million for the comparable period in 2023. The increase was attributable to a higher effective interest rate of 10.41% on our outstanding indebtedness for the three months ended September 30, 2024 compared to 10.35% for the comparable period in the prior year.

Interest Income

Interest income of $2.2 million for the three months ended September 30, 2024 increased from $1.6 million for the comparable period in 2023. The increase was primarily attributable to the mix of investments held during the three months ended September 30, 2024 versus the comparable period in the prior year.

Benefit from Income Taxes

For the three months ended September 30, 2024, the Company recorded a benefit from income taxes of $3.7 million which resulted in an effective tax rate of 25.0% for the three months ended September 30, 2024. The Company recorded a benefit from income taxes of $22.3 million and an effective tax rate of 192.2% for the three months ended September 30, 2023. The change in the effective tax rate for the three months ended September 30, 2024 is attributable to prior year changes in valuation allowances and the prior year timing of third quarter and full year projected results.

Net (Loss) / Income

Net loss of $11.1 million for the three months ended September 30, 2024 represented a $21.8 million decline from net income of $10.7 million for the comparable period in 2023. The key drivers of the change were lower benefit from income taxes and higher intangible asset impairment charges, offset by lower depreciation and amortization and interest expense, net in the three months ended September 30, 2024.

Adjusted EBITDA

Adjusted EBITDA of $12.5 million for the three months ended September 30, 2024 increased by $1.7 million from $10.8 million for the comparable period in 2023. The increase in Adjusted EBITDA was primarily attributable to the increase in net loss described above, offset by higher add-backs for other items, including the amount of the intangible asset impairment charge described above.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023

The tables in this section summarize key components of our results of operations for the periods indicated.

	Nine Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$292.0	$281.3	$10.7	3.8%
Other income, net	1.0	2.8	(1.8)	NM
Cost of revenues	103.7	101.9	1.8	1.8%
Selling, general and administrative expenses(1)	135.8	132.2	3.6	2.7%
Depreciation and amortization expense	21.2	35.2	(14.0)	(39.8%)
Intangible asset impairment charges(2)	6.3	—	6.3	NM
Operating income	26.0	14.8	11.2	75.7%
Interest expense	36.4	31.5	4.9	15.6%
Interest income	6.6	5.0	1.6	32.0%
Loss on extinguishment of debt	—	2.3	(2.3)	(100.0%)
Other expense	—	0.3	(0.3)	NM
Loss before income taxes	(3.8)	(14.3)	10.5	(73.4%)
Benefit from income taxes	(0.9)	(24.0)	23.1	(96.3%)
Net (loss) income and comprehensive (loss) income	$(2.9)	$9.7	$(12.6)	(129.9%)

Other financial data (unaudited):
Adjusted EBITDA(3)	$68.6	$61.9	$6.7	10.8%
Free Cash Flow(4)	$18.6	$15.3	$3.3	21.6%
Organic revenue(5)	$274.8	$262.3	$12.5	4.8%

(1)
Selling, general and administrative expense for the nine months ended September 30, 2024 and 2023 included $10.4 million and $6.3 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the nine months ended September 30, 2024 and 2023 were stock-based compensation expenses of $4.7 million and $5.9 million, respectively.
(2)
Intangible asset impairment charges for the nine months ended September 30, 2024 and 2023 represent non-cash charges of $6.3 million and zero, respectively, for certain indefinite-lived intangible assets in connection with our interim testing of intangibles for impairment.
(3)
For a definition of Adjusted EBITDA and the reasons management uses this metric, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023.”

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
	(dollars in millions)
Net (loss) income	$(2.9)	$9.7
Add (deduct):
Interest expense, net	29.8	26.5
Loss on extinguishment of debt	—	2.3
Benefit from income taxes	(0.9)	(24.0)
Intangible asset impairment charges(a)	6.3	—
Depreciation and amortization expense	21.2	35.2
Stock-based compensation expense(b)	4.7	5.9
Other items(c)	10.4	6.3
Adjusted EBITDA	$68.6	$61.9
Deduct:
Event cancellation insurance proceeds	1.0	2.8
Adjusted EBITDA excluding event cancellation insurance proceeds	$67.6	$59.1

(a)
Represents non-cash intangible asset impairment charges for the nine months ended September 30, 2024, in connection with our interim testing of intangibles for impairment.
(b)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(c)
Other items for the nine months ended September 30, 2024 included: (i) $2.2 million in acquisition-related transaction costs; (ii) $7.2 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $3.6 million; (iii) $1.7 million in non-recurring legal, audit and consulting fees; and (iv) $0.7 million in gains related to the remeasurement of contingent consideration. Other items for the nine months ended September 30, 2023 included: (i) $1.8 million in acquisition-related transaction costs; (ii) $4.0 million in transition expenses; (iii) $3.0 million in non-recurring legal, audit and consulting fees; and (iv) $2.5 million in gains related to the remeasurement of contingent consideration.
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

	Nine Months Ended September 30,
	2024	2023
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$26.2	$24.7
Less:
Capital expenditures	7.6	9.4
Free Cash Flow	$18.6	$15.3
(5)
For a definition of Organic revenue and the reasons management uses this metric, see Footnote 4 to the table under the heading “Results of Operations—Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023.”

	Nine Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$292.0	$281.3	$10.7	3.8%
Add (deduct):
Acquisition revenues	(8.7)	—
Discontinued events	—	(16.2)
Scheduling adjustments(1)	(8.5)	(2.8)
Organic revenue	$274.8	$262.3	$12.5	4.8%

(1)
For the nine months ended September 30, 2024, represents revenues from six events that staged in the first nine months of fiscal 2024, but staged later in fiscal 2023 and revenues from three events that staged in the first nine months of fiscal 2023 but are scheduled to stage in the fourth quarter of fiscal 2024.

Revenues

Revenues of $292.0 million for the nine months ended September 30, 2024 increased $10.7 million, or 3.8%, from $281.3 million for the comparable period in 2023, primarily due to an increase in Organic revenue. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, of $1.0 million for the nine months ended September 30, 2024 decreased $1.8 million from $2.8 million in the comparable period in 2023. See “Connections Segment–Other Income, net,” and “All Other Category–Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $103.7 million for the nine months ended September 30, 2024 increased $1.8 million, or 1.8%, from $101.9 million for the comparable period in 2023, primarily due to an increase in Organic revenue. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $135.8 million for the nine months ended September 30, 2024 increased $3.6 million, or 2.7%, from $132.2 million for the comparable period in 2023. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $21.2 million for the nine months ended September 30, 2024, decreased $14.0 million, or 39.8%, from $35.2 million for the comparable period in 2023. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Intangible Asset Impairment

During the nine months ended September 30, 2024, we identified an interim impairment trigger for two of our indefinite-lived intangible assets and performed an interim indefinite-lived intangible asset impairment assessment. As a result of this assessment, non-cash impairment charges of $6.3 million were recorded for certain of our indefinite-lived trade name intangible assets. See “Connections Segment–Intangible Asset Impairments,” below for further discussion of total intangible asset impairments.

Segment Results for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$260.8	$249.8	$11.0	4.4%
Other income, net	1.0	2.8	(1.8)	(64.3%)
Cost of revenues	96.7	95.0	1.7	1.8%
Selling, general and administrative expenses	59.0	62.0	(3.0)	(4.8%)
Depreciation and amortization expense	12.8	28.1	(15.3)	(54.4%)
Intangible asset impairment charges	6.3	—	6.3	NM
Operating income	$87.0	$67.5	$19.5	28.9%

Revenues

During the nine months ended September 30, 2024, revenues for the Connections reportable segment increased $11.0 million, or 4.4%, to $260.8 million from $249.8 million for the comparable period in the prior year. The primary driver was an increase in Organic revenue of $12.8 million, or 5.5%, to $243.6 million from $230.8 million for the comparable period in the prior year. The Connections reportable segment revenues also include incremental revenues of $8.7 million related to the 2024 acquisitions and $5.7 million related to scheduling adjustments. These increases were partially offset by $16.2 million of prior year revenues from discontinued events in the nine months ended September 30, 2024.

Other Income, net

Other income, net, of $1.0 million and $2.8 million was recorded for the Connections reportable segment related to business interruption insurance proceeds during the nine months ended September 30, 2024 and 2023, respectively. All of the $1.0 million and $2.8 million of other income, net, for the Connections reportable segment was received during the nine months ended September 30, 2024 and 2023, respectively.

Cost of Revenues

During the nine months ended September 30, 2024, cost of revenues for the Connections reportable segment increased $1.7 million, or 1.8%, to $96.7 million from $95.0 million for the comparable period in the prior year. The primary drivers of the increase were cost of revenues of $4.8 million from acquisitions, $3.7 million related to scheduling adjustments, $3.1 million from recurring events and $2.0 million from new launches. These increases were offset by $11.9 million of prior year cost of revenues from discontinued events.

Selling, General and Administrative Expense

During the nine months ended September 30, 2024, selling, general and administrative expense for the Connections reportable segment decreased $3.0 million, or 4.8%, to $59.0 million from $62.0 million for the comparable period in 2023. The primary driver of the decrease was lower promotion and insurance expenses as well as lower non-recurring legal expense during the nine months ended September 30, 2024.

Depreciation and Amortization Expense

During the nine months ended September 30, 2024, depreciation and amortization expense for the Connections reportable segment decreased $15.3 million, or 54.4%, to $12.8 million from $28.1 million for the comparable period in 2023. The decrease was driven by the full amortization of intangible assets acquired in several prior acquisitions.

Intangible Asset Impairments

In connection with identification of an interim impairment trigger as described above, management performed impairment assessments of indefinite-lived intangible assets during the nine months ended September 30, 2024, and as a result, recognized a non-cash impairment charge related to certain indefinite-lived trade name intangible assets under the Connections reportable segment of $6.3 million. No intangible asset impairment charges were recorded in the Connections reportable segment during the nine months ended September 30, 2023.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$31.2	$31.5	$(0.3)	(1.0%)
Cost of revenues	7.0	6.9	0.1	1.4%
Selling, general and administrative expenses	20.7	22.6	(1.9)	(8.4%)
Depreciation and amortization expense	5.9	4.9	1.0	20.4%
Operating loss	$(2.4)	$(2.9)	$0.5	(17.2%)

Revenues

During the nine months ended September 30, 2024, revenues for the All Other category decreased $0.3 million, or 1.0%, to $31.2 million from $31.5 million for the comparable period in 2023. All Other category revenues was comprised of a $1.8 million, or 10.4%, decrease in content revenues to $15.5 million in the current year from $17.3 million for the comparable period in the prior year, primarily related to lower print and digital advertising. This decrease was offset by a $1.5 million, or 10.6%, increase in commerce revenues to $15.7 million in the current year from $14.2 million in the comparable period in the prior year. The increase in commerce revenues was attributable the continued growth of the Elastic e-commerce business.

Cost of Revenues

During the nine months ended September 30, 2024, cost of revenues for the All Other category increased $0.1 million, or 1.4%, to $7.0 million from $6.9 million for the comparable period in 2023. Commerce cost of revenues increased $0.4 million, or 11.4%, to $3.9 million primarily due to higher software maintenance expense. Content cost of revenues decreased $0.3 million, or 8.8%, to $3.1 million primarily due to lower print and digital advertising revenues.

Selling, General and Administrative Expense

During the nine months ended September 30, 2024, selling, general and administrative expense for the All Other category decreased $1.9 million, or 8.4%, to $20.7 million from $22.6 million for the comparable period in 2023. The primary driver of the decrease was lower salary and benefits expense.

Depreciation and Amortization Expense

During the nine months ended September 30, 2024, depreciation and amortization expense for the All Other category increased $1.0 million, or 20.4%, to $5.9 million from $4.9 million for the comparable period in 2023. The increase was attributable to the continued development of the Company’s Elastic software platform.

Corporate Category

The following represents the change in operating expenses in the Corporate category for nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	56.1	47.6	8.5	17.9%
Depreciation and amortization expense	2.5	2.2	0.3	13.6%
Total operating expenses	$58.6	$49.8	$8.8	17.7%

Selling, General and Administrative Expense

During the nine months ended September 30, 2024, selling, general and administrative expense for the Corporate category increased $8.5 million, or 17.9%, to $56.1 million from $47.6 million for the comparable period in 2023. The increase was driven by a $3.2 million increase in non-recurring transition related expenses which was primarily related to higher severance costs, a $3.2 million increase in other compensation expense, a $1.8 million increase in gains related to contingent consideration and higher business tax and other consulting expenses.

Depreciation and Amortization Expense

During the nine months ended September 30, 2024, depreciation and amortization expense for the Corporate category increased $0.3 million, or 13.6%, to $2.5 million from $2.2 million for the comparable period in 2023. The increase is attributable to higher purchased software amortization expense.

Interest Expense

Interest expense of $36.4 million for the nine months ended September 30, 2024 increased $4.9 million, or 15.6%, from $31.5 million for the comparable period in 2023. The increase was attributable to a higher effective interest rate of 10.42% on our outstanding indebtedness for the nine months ended September 30, 2024 compared to 8.55% for the comparable period in the prior year.

Interest Income

Interest income of $6.6 million for the nine months ended September 30, 2024 increased $1.6 million, or 32.0%, from $5.0 million for the comparable period in 2023. The increase was primarily attributable to rising interest rates in fiscal 2023 and 2024.

Benefit from Income Taxes

For the nine months ended September 30, 2024, the Company recorded a benefit from income taxes of $0.9 million which resulted in an effective tax rate of 23.7% for the nine months ended September 30, 2024. The Company recorded a benefit from income taxes of $24.0 million and an effective tax rate of 167.8% for the nine months ended September 30, 2023. The change in the effective tax rate for the nine months ended September 30, 2024 is attributable to prior year changes in valuation allowances and the prior year timing of full year projected results.

Net (Loss) / Income

Net loss of $2.9 million for the nine months ended September 30, 2024 represented a $12.6 million decline from net income of $9.7 million for the comparable period in 2023. The key drivers of the change were lower benefit from income taxes and higher intangible asset impairment charges and higher interest expense, net, offset by improved results from business operations, lower depreciation and amortization and loss on extinguishment of debt and for the nine months ended September 30, 2024.

Adjusted EBITDA

Adjusted EBITDA of $68.6 million for the nine months ended September 30, 2024 increased by $6.7 million from $61.9 million for the comparable period in 2023. The increase in Adjusted EBITDA was primarily attributable to the improved results from operations during the nine months ended September 30, 2024 described above.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital purposes, including the production of trade shows and other live events, as well as for funding operating and capital expenditures, including acquisitions, and the return of capital to our stockholders in the form of dividends and/or stock repurchases. As of September 30, 2024, the Company had $410.2 million of borrowings outstanding under the Extended Term Loan Facility and no borrowings outstanding under the Amended and Restated Revolving Credit Facility. In addition, as of September 30, 2024, the Company had cash and cash equivalents of $188.9 million. As of September 30, 2024, the Company was in compliance with the covenants contained in the Amended and Restated Senior Secured Credit Facilities.

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

Based on our available sources of financing, cash from operations and receipt of insurance recoveries, management believes that the Company’s current financial resources will be sufficient to fund its liquidity requirements for the next twelve months. We also expect these sources of financing, cash from operations and receipt of insurance recoveries will be sufficient to fund our long-term contractual obligations and capital needs.

Share Repurchases

On October 5, 2020, our Board authorized and approved a new $20.0 million share repurchase program (the “share repurchase program”).

On October 26, 2022, our Board approved a further extension and expansion of the share repurchase program, which allowed for the repurchase of $20.0 million of our common stock through December 31, 2023. We settled the repurchase of zero shares and 5,064,140 shares for $16.9 million during the three and nine months ended September 30, 2023, respectively, under this repurchase program.

On November 3, 2023, our Board approved a further extension and expansion of the share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board. We settled the repurchase of 742,939 shares and 1,038,589 shares for $3.6 million and $5.4 million during the three and nine months ended September 30, 2024, respectively, under this repurchase program. There was $19.6 million remaining available for share repurchases under the share repurchase program as of September 30, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

On October 29, 2024, our Board approved the extension and expansion of the share repurchase program, which allows for the repurchase of $25.0 million of our Common Stock through December 31, 2025, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$26.2	$24.7
Net cash used in investing activities	$(22.8)	$(18.9)
Net cash used in financing activities	$(18.7)	$(44.6)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the nine months ended September 30, 2024 was $26.2 million, as compared to net cash provided by operating activities of $24.7 million for the nine months ended September 30, 2023. The increase in cash provided by operating activities primarily reflects the $12.6 million change from net income of $9.7 million for the nine months ended September 30, 2023 to net loss of $2.9 million for the nine months ended September 30, 2024. Net (loss) / income plus non-cash items provided operating cash flows of $36.8 million and $55.6 million for the nine months ended September 30, 2024 and 2023, respectively. Cash provided by operating activities reflects the use of $10.6 million and $30.9 million for working capital in the nine months ended September 30, 2024 and 2023, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2024 increased $3.9 million to $22.8 million from $18.9 million in the comparable period in the prior year. The increase was primarily attributable to an increase of $6.7 million associated with acquisition of businesses offset by a $1.8 million decrease in purchases of property and equipment and intangible assets and the receipt of $1.0 million working capital receivable related to the acquisition of Hotel Interactive.

Financing Activities

Financing activities primarily consist of payment of the preferred and common stock dividends, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the nine months ended September 30, 2024 decreased $25.9 million to $18.7 million, compared to $44.6 million for the nine months ended September 30, 2023. The decrease was primarily due to a $12.5 million decrease in original issuance discount paid, an $11.5 million decrease in repurchases of common stock, a $3.7 million decrease in contingent consideration payments, a $2.0 million decrease in debt issuance costs and $1.4 million decrease in proceeds from the issuance of common stock under our equity plan, offset by the payment of $3.1 million with respect to the common stock dividend and the repayment of $2.1 million of principal on the Extended Term Loan Facility during the nine months ended September 30, 2024.

Free Cash Flow

Free Cash Flow for the nine months ended September 30, 2024 increased $3.3 million, to $18.6 million from $15.3 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 4 to the table under the heading “Results of Operations—Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023.”

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

As of September 30, 2024, we had $410.2 million of variable rate term loan borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.0 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2024.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s third fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Share Repurchase Program

In November 2023, our Board of Directors approved an extension and expansion of our previously announced share repurchase program, which allows for the repurchase of $25.0 million of our common stock from time to time through and including December 31, 2024, subject to early termination or extension by the Board of Directors. This approval extends and expands the previously authorized $20.0 million share repurchase program that was effective through December 31, 2023. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

The following table presents our purchases of common stock during the third quarter ended September 30, 2024, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (in millions)
July 1, 2024 - July 31, 2024	—	$—	—	$23.2
August 1, 2024 - August 31, 2024	—	—	—	23.2
September 1, 2024 - September 30, 2024	742,939	4.85	742,939(1)	19.6
Total	742,939
(1)
Includes shares of common stock settled between September 1, 2024 and September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended September 30, 2024, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: October 30, 2024	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)