Form 10-K
period 2024-12-31
Emerald Holding, Inc.
filed 2025-03-14
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The New York Stock Exchange on June 30, 2024, the last business day of the Registrant’s most recently completed second quarter, was $105.8 million.

185,337,994 shares of the Registrant’s Common Stock, which were held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2024 have been excluded from this calculation in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2025 was 200,046,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements including, but not limited to, statements regarding our ability to return our business to pre-COVID levels; general economic conditions, or more specifically about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance; the multiple avenues to return to organic growth; expectations regarding interest rates and economic conditions, among others; our ability or inability to obtain insurance coverage relating to event cancellations or interruptions; our intention to continue to pay regular quarterly dividends; our ability to successfully identify and acquire acquisition targets; our expectations arising from the ongoing impact of natural disasters, or outbreaks of contagious disease or the potential for infection (including COVID-19) on our business; and how we integrate and grow acquired businesses are forward-looking statements. In particular, the declaration, timing and amount of any future dividends will be subject to the discretion and approval of the board of directors and will depend on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, any applicable restrictions under the Company’s debt facilities, as well as general business conditions, legal, tax and regulatory restrictions and other factors the board of directors deems relevant at the time it determines to declare such dividends. These statements are based on management’s current expectations as well as estimates and assumptions prepared by management as of the date hereof, and although they are believed to be reasonable, they are inherently uncertain and not guaranteed. These statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of the Company’s control that may cause its business, industry, strategy, financing activities or actual results to differ materially. These and other important factors, including the trends and other factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Holding, Inc., formerly known as Emerald Expositions Events, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2024,” which refers to our fiscal year ended December 31, 2024.

PART I

Item 1. Business.

BUSINESS

Our Company

Emerald is a leading business-to-business (“B2B”) event organizer principally in the United States, with expanding operations in the U.K. and international markets. Leveraging our shows as key market-driven platforms, we integrate live events, media content, industry insights, digital tools, data-focused solutions and e-commerce platforms into three complementary business lines – Connections, Content and Commerce.

Our Connections division consists of a collection of leading B2B events spanning trade shows, conferences, B2C showcases and a scaled hosted buyer platform. These events typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time.

Our Content division consists of B2B print publications and digital media products that complement our existing trade show properties. These print and digital media products provide industry specific business news and information across multiple sectors, facilitating year-round customer contact, new customer acquisition and content marketing vehicles.

Our Commerce division offers B2B e-commerce and digital merchandising solutions, serving the needs of manufacturers and retailers through our Elastic Suite and Bulletin platforms, which create a digital year-round transactional platform for use by Emerald’s customers, regardless of location.

We also generate a substantial amount of first-party data across our events, content, and e-commerce platforms. We continue to develop products and processes based on our first-party data assets to enhance the customer experience, by providing actionable insights and measurable results through metrics such as content impressions, lead capture rates, conversion rates and transaction value per customer. Our efforts to provide customers with a clearer picture of the return on investment they receive from Emerald’s events help incentivize customers to deploy more marketing dollars with Emerald, ultimately driving higher revenue per customer. The data we generate also creates efficiencies within Emerald’s sales efforts by enabling cross-selling of events, content, and e-commerce opportunities, contributing to lower sales costs and higher margins.

Our History

In June 2013, certain investment funds managed by an affiliate of Onex Corporation (such funds, collectively with Onex Partners V LP, “Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions.

In June 2020, we entered into an investment agreement with Onex Partners V LP (“Onex Partners V”), pursuant to which we agreed to issue to Onex Partners V, in a private placement transaction, 47,058,332 shares of our 7% Series A Convertible Participating Preferred Stock (the “redeemable convertible preferred stock”) for a purchase price of $5.60 per share (the “Series A Price per Share”), for which we received aggregate proceeds of approximately $252.0 million, net of fees and estimated expenses of $11.6 million. In conjunction with the investment agreement with Onex Partners V, we announced a rights offering to holders of our outstanding common stock of one non-transferable subscription right for each share of our common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per Share, backstopped by Onex Partners V (the “Onex Backstop”). The rights offering was completed in July of 2020. We received net proceeds of approximately $9.7 million from this rights offering. Pursuant to the Onex Backstop, on August 13, 2020, an additional 22,660,587 shares of redeemable convertible preferred stock were sold to Onex in exchange for proceeds of approximately $121.3 million, net of fees and expenses of $5.6 million. On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock, including Onex-related entities, that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. The notice was triggered by the fact that the closing share price of the Company’s common stock on the NYSE had exceeded 175% of the conversion price for a period of 20 consecutive trading days ending with April 17, 2024. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date, in accordance with the terms of the conversion feature as described in more detail below. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Cash was paid in lieu of fractional shares of common stock. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

As of December 31, 2024, Onex beneficially owned 184,520,200 shares of our common stock, representing approximately 91.6% of our outstanding common stock.

In 2024 and 2025, we made several acquisitions in furtherance of our portfolio optimization strategy:

On January 19, 2024, we acquired all of the assets of Hotel Interactive (“HI”) to enhance our hosted buyer platform. HI produces live events with pre-scheduled appointments and connects decision-makers and suppliers in their respective markets. HI operates 15 events in the hospitality, food service and healthcare and senior living space.

On May 7, 2024, we acquired all of the assets of the Blockchain Futurist Conference (“Futurist”) and its associated experiences.

On August 5, 2024, we acquired all of the assets of Glamping Americas (“Glamping Americas”) to expand our footprint in the outdoor industry, with a particular focus on a market that combines outdoor adventure with upscale accommodations. Glamping Americas produces the only glamping industry event in the Americas.

On August 5, 2024, we acquired GRC World Forums (“GRC”) to enhance our offerings in the governance, risk management and compliance sectors and to expand our global footprint. GRC produces in-person events and livestream experiences in the governance, risk management and compliance business sectors.

On January 8, 2025, we acquired all of the assets of Plant Based World (“Plant Based World”). Plant Based World produces live events for food service professionals, retailers, distributors, buyers, wholesalers and investors within the global food system.

On March 13, 2025, we entered into an agreement to acquire This is Beyond Limited (“This is Beyond”) to expand our offerings into the luxury and travel sectors, and to continue to expand our global footprint. This is Beyond produces invitation-only trade events for the entertainment travel industry. We expect to close the transaction during the second quarter of fiscal year 2025, subject to the satisfaction of customary closing conditions.

On March 13, 2025, we acquired Insurtech Insights Limited (“Insurtech”) to enhance our offerings in the insurance sector, and to further expand our global footprint. Insurtech produces live events and webinars for the insurance technology community.

To optimize the long-term organic growth and margin trajectory of our business, we conducted a thorough review in 2024 of our entire event catalog. As a result of this review, we decided to accelerate portfolio optimization activities by pruning several smaller and unprofitable events. Specifically, in 2024, we permanently discontinued 28 events totaling $21.2 million in historic run rate revenue. $18.2 million of this historic run rate revenue related to events that did not stage in 2024 but did stage in 2023, and $3.0 million is related to events that did stage in 2024, but which Emerald decided not to stage in 2025.

Products and Services

Emerald goes to market across three distinct business lines, Connections, Content and Commerce. Each provides a distinct portfolio of products and services that are integral to Emerald’s growth and profitability.

Connections

Our Connections division consists of our collection of leading B2B events spanning trade shows, conferences, B2C showcases and a scaled hosted buyer platform. These events typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is typically held at least annually, with certain franchises offering multiple editions per year. Our shows are frequently the preeminent event, drawing the highest attendance in their respective industry verticals. As a result, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these qualified buyers makes our trade shows compelling events for our exhibitors, offering them an efficient platform for high quality lead generation. Revenue in this segment is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees.

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

Food

Our Food vertical brings together retailers, restaurateurs, and suppliers across specialty food categories, including the fast-growing pizza and plant-based food categories, with International Pizza Expo being one of the largest events serving this popular sector. Examples of our events produced in this category include:

☐ International Pizza Expo	☐ Plant Based World
☐ Pizza Expo Columbus

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
☐ International Gift Exposition in the Smokies (“IGES”)

Technology, Advertising & Marketing

Our Technology, Advertising & Marketing vertical is a market-leading portfolio of events and resources dedicated to advertising and harnessing the power of next-generation digital media and marketing technology. The growing group of business sectors served includes advertising, automotive, intelligent traceability technology, business technology integration, communications, ecommerce, connected home technology, and more. Some examples of our events produced in this category include:

☐ Advertising Week (“AW”)	☐ Prosper
☐ Commercial Integrator	☐ RFID
☐ Total Tech Summit	☐ GRC World Forums
☐ CEDIA	☐ Blockchain Futurist

Industrial

Demonstrating leadership across established and emerging industries through collaborative B2B events and insightful forums. Perhaps the most diverse group of industry sectors served by Emerald, our expertise across the industrial category is unmatched in both content and events. The growing range of business sectors includes photography, security, hospitality, home medical, US Military, fasteners, farming & agricultural supplies largely serving the cannabis industry, and more. Examples of our events produced in this category include:

☐ Fastener	☐ MJBiz
☐ Modern Day Marine	☐ Security Sales & Integration
☐ Medtrade	☐ Wedding & Portrait Photographers International

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

Sports & Outdoor

Our Sports & Outdoor vertical includes industry-leading wholesale and consumer events with globally recognizable brands, highlighting the latest products and innovations and attracting a diverse audience. Our premiere events serve the growing markets of surf, swimwear, lifestyle apparel, winter sports, outdoor recreation and overlanding, mountaineering, adventuring, and camping. Examples of our events produced in this category include:

☐ Sports Licensing and Tailgate Show	☐ Surf Expo
☐ Overland Expo	☐ Glamping Show Americas
☐ Collective Shows

Content

Our Content division consists of B2B print publications and digital media products that complement our existing trade show properties. These print and digital media products provide industry specific business news and information across multiple sectors, facilitating year-round customer contact, new customer generation and content marketing vehicles. Leveraging our industry-leading trade shows allows us to create unique and timely editorials in the sectors we serve. We plan to continue to invest in product development to ensure our advertisers have new and effective ways to engage our audiences. We are also expanding our content portfolio to support audience acquisition across a wider array of sectors and constituencies served by our trade shows, conferences, and other events. Revenue in this segment primarily consists of advertising sales for industry publications and digital products.

Commerce

Our Commerce division largely offers software-as-a-service technology that enables year-round B2B buying and selling through our Elastic Suite and Bulletin platforms for use by Emerald’s customers, regardless of location. Elastic Suite’s B2B platform bridges the gap between sellers’ order processing systems and allows brands to sell directly to their buyers using print-free digital product catalogs and merchandising technology, enabling brands to increase their efficiency, effectiveness, sustainability and profitability. We believe these platforms accelerate Emerald’s strategy to provide 365-day-per-year engagement for our customer base, by expanding our digital commerce capabilities and providing our customers with transactional functionality. Elastic Suite is integrated with leading manufacturers and retailers across numerous industries, most notably in the outdoor, home appliance and electronics, surf, cycling, footwear and sporting goods verticals. Revenue in this segment consists of subscription revenue, implementation fees and professional services.

Reportable Segments

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 18, Segment Information, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K, our business is organized into one reportable segment, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker (“CODM”). The CODM evaluates performance based on the results of our Connections, Content and Commerce business lines, which represent our three operating segments. The Connections segment is primarily comprised of Emerald’s trade shows and other live events. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable operating segments and are included in the “All Other” category. In addition, we have a “Corporate-Level Activities” category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 18, Segment Information. The following discussion provides additional detailed disclosure for the one reportable segment, the “All Other” category and the “Corporate-Level Activity” category:

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

Competition

The trade show industry is highly fragmented, with approximately 13,000 B2B trade shows held per year in the United States, of which a majority are owned by industry associations, according to Advanced Market Research. Individual trade shows typically compete for attendees and exhibitors only against the other trade shows that are relevant to their industry vertical. The level of competition each of our trade shows faces therefore varies by industry vertical. In addition, the Elastic Suite platforms compete with several other well-capitalized software-as-a-service technology platforms.

Other well-established for-profit companies competing in the U.S. trade show industry include Reed Exhibitions, Informa Exhibitions and Clarion Events.

Seasonality

As is typical for the trade show industry, our business has historically been seasonal, with revenue recognized from shows typically reaching its highest level during the first and fourth quarters of each calendar year, entirely due to the timing of our live events.

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

Human Capital Resources

At Emerald, our employees are the cornerstone of our growth and success. Our future depends on our ability to attract, retain, and inspire a talented workforce, ensuring we remain competitive and innovative in everything we do.

As of December 31, 2024, we had 697 full-time employees. Our management team principally works from our New York City headquarters (72 employees) and our Southern California corporate offices (51 employees), with members of our sales team located throughout the United States. As of December 31, 2024, our senior management team was 56% female and our overall employee population was 62% female.

Career development at Emerald is supported through regular employee feedback, performance reviews, and satisfaction surveys. These surveys provide valuable insights to help track workforce progress and well-being. To foster transparent and consistent communication, our CEO hosts monthly town halls, keeping employees informed and engaged.

Additionally, Emerald hosts a company-wide, in-person conference called ACE (Agility, Commitment, and Excellence), bringing team members from around the world together to reconnect face-to-face. ACE features presentations from top executives, breakout sessions focused on new business ventures and the company’s strategic roadmap, and concludes with an employee awards ceremony, where individuals are recognized by their peers as exemplary leaders.

Emerald’s corporate culture and benefits offerings are also designed to meet the wide range of needs of our workforce, including:

•
Flexible work hours, a hybrid work structure allowing flexibility to work from home and paid time off to empower employees to perform at their best;
•
A highly competitive benefits package that includes domestic partner coverage and a variety of medical, dental, and vision plans, with Emerald covering the majority of medical premiums to ensure affordability and access to quality care;
•
Financial wellness opportunities, such as 401(k) plans with an employer match and participation in an Employee Stock Ownership Plan;
•
Opportunities for community impact through the Emerald Annual Volunteer Program;
•
Professional development resources, including sales training programs, on-the-job learning opportunities, and career growth support;
•
A rotational associate program designed to recruit and develop entry-level talent, providing hands-on experience across different functions and building future leaders;
•
A commitment to skills-based hiring, prioritizing candidates' experience, capabilities, and potential over traditional degree requirements, ensuring opportunities for qualified talent with more varied backgrounds, skills, and experiences;
•
A Toastmasters program to help employees build public speaking and leadership skills;
•
An Employee Resource Group (ERG) to support caregivers, providing resources and a community to help balance work and caregiving responsibilities;
•
A yearlong wellness program led by a mindfulness coach to promote overall well-being; and
•
A manager effectiveness program to enhance leadership capabilities across the organization.

These initiatives reflect Emerald’s dedication to supporting the physical, emotional, and financial well-being of our employees while fostering a culture of growth, collaboration, and opportunity, grounded in inclusive, skills-driven talent practices.

At Emerald, empowering employees to develop their talents, advance their careers, and achieve their goals is a top priority. We offer a variety of professional and personal development opportunities through multiple modalities, including live coaching, online learning systems, and formal sales training. Additionally, we recognize and celebrate employee achievements through initiatives like our annual Sales Club and awards programs, which highlight outstanding contributions across the organization. These efforts are designed to support growth, skill-building, and long-term success while fostering a culture of recognition and appreciation.

Emerald is not involved in any material disputes with our employees and we believe that relations with our employees are good. None of our employees are subject to collective bargaining agreements with unions. However, some facilities where we hold our trade shows require our decorators to use unionized labor.

Commitment to Corporate Sustainability and Governance

Emerald is dedicated to advancing its Environmental, Social and Governance practices across the organization. This commitment and purpose fuels our innovation, drives our collaboration, and creates lasting value for our customers, employees, shareholders, and the communities in which we live, work, and do business. To that end, we are committed to minimizing our environmental impact with the goal of reducing the environmental footprint of our events. In partnership with the global Net Zero Carbon Events initiative, Emerald has taken the Net Zero Carbon Events pledge to chart a path towards net zero carbon emissions by 2050, with an interim goal to reduce greenhouse gas emissions by 50% by 2030. As part of this pledge, we have undertaken efforts to identify and prioritize actions to reduce greenhouse gas emissions, including energy management, water conservation, materials management, food and beverage waste reduction, sustainable procurement, stakeholder management, and employee engagement initiatives. Emerald continues to gather and track key event metrics to measure the environmental impact of our events and benchmark success against our pledged goals. We also collaborate with key partners and suppliers throughout the event industry, including venues, hotels, and general service contractors in furtherance of our sustainability initiatives.

Equally important to Emerald is creating an employee experience that fosters the Company’s culture of respect and inclusion. Emerald knows its ultimate success is directly linked to its ability to identify and hire talented individuals from all backgrounds and perspectives, and we are committed to developing and fostering a culture of belonging and inclusion. By welcoming the varied perspectives and experiences of our employees, we all share in the creation of a more vibrant, unified, and engaging place to work. In support of these efforts, Emerald has a committee, made up of employees from throughout the organization, to help Emerald build upon our existing programs and maintain best practices to foster belonging and an inclusive work environment.

Emerald partners with the non-profit OneTen, which closes the opportunity gap for individuals without four-year degrees through skills-first hiring. We have also eliminated the college-degree requirement for a range of positions to expand the application process to include candidates with more varied backgrounds, skills, and experiences. Further, all personnel are required to attend training programs focused on unconscious bias training and interview skills.

In addition to company-wide initiatives, many of our trade shows sponsor environmental, social and governance-related initiatives, such as:

•
Overland Expo’s fund raising partnership with the Overland Expo Foundation, a not for profit 501(c)(3) that funds organizations and individuals who help protect and advance the overland community;
•
Elastic Suite and Surf Expo’s commitment to B2B print elimination programs. Elastic Suite has dedicated a number of resources related to print savings. This includes creating a B2B Print Elimination Whitepaper and partnering with the Environmental Paper Network to develop a tool that estimates the global environmental impact of eliminating printed B2B sales catalogs; and
•
Several shows creating networking events for women and speaker forums for those with varied backgrounds.

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

Our event cancellation insurance policies protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes. However, coverage for the outbreak of communicable disease (for example, COVID-19), has not been included in our event cancellation insurance policies since policy years beginning in 2022. Coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement, covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for our renewed 2025 primary event cancellation insurance policy is $100.0 million. We have also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2025 and Surf Expo Summer 2025 shows, with a coverage limit of approximately $8.3 million and $7.8 million, respectively.

During the first quarter of fiscal year 2024, we received business interruption insurance proceeds of $1.0 million from our insurance carrier. Additionally, we received payments of $0.5 million from our insurance carrier to recover the lost revenues, net of costs saved, of a trade show cancelled due to weather during the year ended December 31, 2024, and we concluded that the receipt of $0.5 million of additional insurance proceeds was realizable as of December 31, 2024. As a result, during the year ended December 31, 2024, we reported other income, net of $1.5 million to recognize the amounts that were recovered from the insurance company.

In September 2023, we reached an agreement to settle the remaining outstanding insurance litigation relating to Surf Expo event cancellation insurance as a result of COVID-19 for proceeds for $2.8 million. During the year ended December 31, 2022, we recorded other income, net of $182.8 million related to event cancellation insurance claim and settlement proceeds deemed to be realizable by our management team. All of the other income, net for the year ended December 31, 2022 was received during the period.

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

Risks Relating to Our Industry and Macroeconomic Conditions

General political, economic and social conditions may have an adverse impact on the industry sectors in which our trade shows, conferences and other events operate and therefore may negatively affect demand for exhibition space and attendance at our trade shows, conferences and other events.

Our business depends upon the ability and willingness of companies to attend our shows, and such attendance is sensitive to general political, economic and social conditions and corporate spending patterns. Consequently, general domestic and global conditions could affect our business, such as, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets and geopolitical environments, increased U.S. trade tariffs and trade disputes with other countries, fluctuations in interest rates and inflation and supply chain weaknesses. In addition, certain industry-specific conditions could affect our trade shows, conferences and other events. The longer a recession or economic downturn continues, or the longer a particular industry sector is impacted by macroeconomic headwinds, the more likely it becomes that our customers reduce their marketing and advertising or procurement budgets. Any material decrease in marketing or procurement budgets could reduce the demand for exhibition space or reduce attendance at our trade shows, conferences and other events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Inflationary pressures and increases in interest rates relative to historical low interest rates could negatively impact demand for exhibition space, attendance at our tradeshows, conferences and events, and profitability.

We and our customers may also be adversely affected by the impact of continued high interest rates relative to historical low interest rates, as well as changes in inflationary conditions. For example, throughout 2022 and the first half of 2023, the Federal Reserve approved almost a dozen interest increases to as high as 5.50% in July 2023. Although the Federal Reserve has since approved a series of interest rate decreases beginning in September 2024, interest rates remain high relative to historical lows. Additionally, inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments as well as increasing our financing costs. While inflation has not historically had a material effect on our business, results of operations, or financial condition, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations and financial condition. Operating expenses, including cost of labor, are impacted to a certain degree by the inflation rate as well.

Attendance at our shows could decline as a result of disruptions in global or local travel conditions, such as congestion at airports, adverse weather, including as a result of climate change, or outbreaks or fear of communicable diseases such as COVID-19.

The number of attendees and exhibitors at our trade shows may be affected by a variety of factors that are outside our control. Because many attendees and exhibitors travel to our trade shows via airplane, factors that depress the ability or desire of attendees and exhibitors to travel to our trade shows, including, but not limited to, an increased frequency of flight delays or accidents, outbreaks of contagious disease or the potential for infection (including COVID-19 and any new variants), increased costs associated with air travel, the imposition of heightened security standards or bans on visitors from particular countries outside the United States, delays in acquiring visas for travel to the United States, or acts of nature (including those that may be related to climate change or otherwise), such as earthquakes, storms, hurricanes, wildfires and other natural disasters, could have a material adverse effect on our business, financial condition, cash flows and results of operations. Physical risks from climate change may lead to an increase in the frequency, severity, or duration of certain adverse weather conditions and natural disasters such as hurricanes, tornadoes, earthquakes, storms, wildfires, droughts, extreme temperatures, or flooding, each of which could cause more significant business interruptions, increased costs, increased liabilities, and decreased revenue than what we have experienced in the past from such events. Moreover, outbreaks of contagious disease and acts of nature may depress the ability of Emerald employees to travel to and stage our trade shows, and also may affect our ability to successfully stage our trade shows once attendees and exhibitors arrive on location. For example, the COVID-19 pandemic and its consequences forced us to cancel or postpone a substantial portion of our event calendar for 2020 and 2021. Additionally, in October 2024, we canceled the remainder of a trade show in Florida due to adverse weather caused by Hurricane Milton after the show had commenced and some attendees had arrived. If similar future disasters or public health emergencies were to occur, our business, operations, and financial results could be negatively impacted. While we are generally insured against direct losses resulting from event cancellations due to circumstances outside of our reasonable control, our event cancellation insurance policies for policy years beginning in 2022 do not include coverage for losses due to the outbreak of communicable disease, including COVID-19, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

The date and location of a trade show can impact its profitability and prospects, and the demand and competition for desirable dates and locations for trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations. However, these reservations are not binding on the facility owners until we execute a definitive contract with the owners and we are not always provided notice before the venue is rented to a third party during the reservation period. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities, such as the move of OR from Denver, Colorado to Salt Lake City, Utah in January 2023, can adversely affect customer behavior. Similarly, significant timing and frequency changes, such as the move of OR Winter Market originally scheduled to be held in January 2024 to an expanded event to be held in June 2025 and the shift from a three-show to one-show format for OR in 2024, can also result in unanticipated customer reactions. Our business has from time to time been negatively impacted by these moves and changes in scheduling. In addition, external factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may weaken the desire of exhibitors and attendees to attend our trade shows held in certain locations, or cause us to move our trade shows.

The success of each of our trade shows depends on the strong reputation of that show’s brand, and damage to the reputation or negative publicity surrounding these brands could negatively impact our business, financial condition, cash flows and results of operations.

Our exhibitors and attendees primarily know us by the names of our trade shows that operate in their specific industry sector rather than by our corporate brand name, Emerald. In addition, a single brand name is sometimes used for shows that occur more than once a year. For example, the brand name “ASD Market Week” is used at our ASD Market Week March and ASD Market Week August shows. If the image or reputation of one or more of these shows is tarnished as a result of negative publicity or otherwise, it could impact the number of exhibitors and attendees attending those shows. A decline in the success of one of our larger shows could have a material adverse effect on our business, financial condition, cash flows and results of operations.

If we fail to attract leading exhibitors or high-quality attendees to our trade shows, we may lose the benefit of the self-reinforcing “network effect” that many of our shows enjoy today.

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

We have historically depended on a concentrated number of our top trade shows to generate a significant portion of our revenues. In the years ended December 31, 2024, December 31, 2023 and December 31, 2022, our top five shows represented 30%, 28% and 29%, respectively, of our total revenue. While we continue to make efforts to diversify our business, a significant decline in the performance or prospects of any one of our top trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not fully realize the expected results and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.

We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. Notable strategic initiatives include our efforts to (i) implement various sales effectiveness initiatives to improve productivity of our sales efforts, (ii) establish three dedicated divisions focused on Connections, Content and Commerce, (iii) implement event plans to standardize marketing and sales planning across our event portfolio, (iv) introduce value-based pricing in order to improve transparency and customer satisfaction while driving yield improvement, and (v) enhance our data analytics capabilities to develop new commercial insights. If we are not able to effectively execute on our strategic initiatives, if we do not adequately leverage technology to improve operating efficiencies or if we are unable to develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.

Our acquisition growth strategy entails risk and our future acquisitions may not be successful.

We have in the past and may continue to explore opportunities to purchase or invest in other businesses or assets that we believe will complement, enhance or expand our current business or that might otherwise offer us growth opportunities. Any transactions we identify may entail various risks, including, among others:

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
•
the risks inherent in expanding into new lines of business, including our expansion into the digital commerce software-as-a-service business through the acquisition of PlumRiver, LLC (“PlumRiver”) which included the Elastic Suite product, and our acquisition of Bulletin Inc., a digital wholesale platform connecting brands and buyers;
•
the risks inherent in expanding our existing business into new categories or industries, including our expansion into the highly regulated cannabis industry through the acquisition of MJBiz;
•
the risks inherent in expanding into consumer events through our acquisition of the Overland Expo outdoor adventure events from Lodestone;
•
the risks relating to potential unknown liabilities of acquired businesses;
•
the cultural, execution, currency, tax and other risks associated with international expansion including our recent acquisitions of Advertising Week, Futurist, GRC and Plant Based World, and any future further expansion; and

•
the risks associated with financing an acquisition, which may involve diluting our existing stockholders, reducing our liquidity or incurring additional debt, which in turn could result in increased debt service costs and/or a requirement to comply with certain financial or other covenants.

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

We have acquired, and intend to continue to acquire, trade shows that stage outside of the United States, which subjects us to costs and risks associated with international operations.

We stage an increasing number of our trade shows outside of the United States and we intend to continue to expand our international presence in the future. For example, in recent years we have acquired trade shows that stage in the United Kingdom, Canada, Mexico and Japan, among other countries. As a company headquartered in the United States, conducting and expanding international operations subjects us to costs and risks that we may not generally face in the United States, including but not limited to:

•
exposure to foreign currency exchange rate risk;
•
the effects of tariffs, trade barriers and retaliatory trade measures;
•
managing and staffing international operations;
•
establishing relationships with channel partners in international locations;
•
increased travel, infrastructure and legal compliance costs associated with international locations;
•
requirements to comply with a wide variety of foreign and domestic laws and regulations associated with international operations;
•
potentially adverse tax consequences;
•
complexities implementing and enforcing cross-border information technology and security controls;
•
failure to recruit, onboard, build and retain a talented and engaged global workforce, and integrating personnel with diverse business backgrounds and organizational cultures;
•
difficulties entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these new markets;
•
increased financial accounting and reporting burdens and complexities; and
•
political, social and economic instability abroad, terrorist attacks and security concerns in general.

If any of these risks were to materialize, our international operations and, consequently, our overall business, financial condition, cash flows and results of operations could be negatively affected.

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

We, and to a greater extent, our exhibitors, use a limited number of outside contractors for decoration, facility set-up and other services in connection with our trade shows, and we and our exhibitors rely on the availability, capability and willingness of these contractors to provide services on a timely basis and on favorable economic and other terms. Notwithstanding our long-term contracts with many of these contractors, many factors outside our control, including but not limited to outbreaks of contagious disease and acts of nature (including those that may be related to climate change or otherwise), such as earthquakes, storms, hurricanes, wildfires and other natural disasters, could harm these relationships and the availability, capability or willingness of these contractors to provide these services on acceptable terms. The partial or complete loss of services from these contractors, or a significant adverse change in our or our exhibitors’ relationships with any of these contractors, could result in service delays, reputational damage and/or added costs that could harm our business and customer relationships to the extent we or our exhibitors are unable to replace them in a timely or cost-effective fashion, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We maintain business interruption, event cancellation, casualty, general commercial and umbrella and excess liability insurance, as well as policies relating to workers’ compensation, director and officer insurance, property and product liability insurance, and cyber security insurance. Our insurance policies may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of all losses, lost sales or increased costs experienced during business interruptions or event cancellations. For example, in addition to the impact of COVID-19, we have experienced disruptions to events held in Florida due to hurricanes, most recently in October 2024, when we canceled the remainder of a trade show in Florida due to adverse weather caused by Hurricane Milton after the show had commenced and some attendees had arrived. We may be forced to cancel future trade shows in the event of other natural or man-made disasters. Additionally, our claims history due to COVID-19, combined with the increased frequency of natural disasters due to climate change or other factors, has resulted in increased event cancellation insurance premiums and higher deductibles, and we cannot guarantee that such premium increases will not continue in the future or that we will be able to renew our insurance policies or procure other desirable insurance on commercially reasonably terms, if at all. While we have been able to secure event cancellation insurance for the calendar years 2025 and 2026, this insurance policy does not include coverage for event cancellations due to the outbreak of communicable disease, including COVID-19, and due to wildfires in California. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

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

We have identified in the past material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, materially and adversely affect our business and operating results, and expose us to potential litigation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. Specifically, we have experienced material weaknesses in the past where we did not design and maintain effective controls related to the evaluation of the impact of the arrangement’s terms and conditions on the accounting and reporting for preferred stock instruments, which resulted in the restatement of our previously filed consolidated financial statements.

We have since undertaken efforts to remediate previously existing material weaknesses. However, remediation measures can be time consuming and costly. In order to remediate those certain material weakness, we have expended resources to enhance the design of our control activities related to the evaluation of the impact of the terms and conditions on our accounting and reporting for preferred stock issuances and recognizing payment obligations payable to third parties upon recognition of insurance claim proceeds.

If we identify any new material weaknesses in the future, we may be unable to maintain compliance with the requirements of securities laws, stock exchange listing rules, or debt instrument covenants regarding timely filing of information; we could lose access to sources of capital or liquidity; and investors may lose confidence in our financial reporting and our stock price may decline as a result. As a result of any material weaknesses and any related restatements, we also may face adverse regulatory consequences, including investigations, penalties or suspensions by the SEC or the New York Stock Exchange, litigation or other disputes, which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatements and material weakness in our internal control over financial reporting and the preparation of our consolidated financial statements. Though we currently do not have any unresolved material weaknesses, we cannot assure you that the measures we may take in the future will be sufficient to avoid or remediate potential future material weaknesses.

During 2024, we recorded noncash adjustments to our recorded asset balance for certain intangible assets, and we may be required to record further such adjustment in future periods that could significantly impact our operating results.

Our balance sheet includes significant intangible assets, including trade names, goodwill and other acquired intangible assets. The determination of related estimated useful lives and whether these assets have been impaired involves significant judgment and subjective assessments, including as to our future business performance, and is subject to factors and events over which we have no control. The impact of slower growth rates, the introduction of new competition into our markets or other external or macroeconomic factors could impair the value of our intangible assets if they create market conditions that adversely affect the competitiveness of our business. Further, declines in our market capitalization may be an indicator that the carrying values of our intangible assets or goodwill exceed their fair values, which could lead to potential impairments that could impact our operating results. For the year ended December 31, 2024, we recorded intangible asset impairment charges of $7.3 million and have recorded other similar impairment charges in years affected by COVID-19 cancellations. There can be no assurance that we will not record further impairment charges in future periods.

Changes in our income tax rates or other indirect taxes may affect our future financial results.

Our future effective income tax rates may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation. Many of the provisions enacted under the 2017 Tax Cuts and Jobs Act (which we refer to as the “TCJA”), which introduced significant changes to U.S. income tax law, are set to expire at the end of 2025. The Administration and Congress are actively considering various policy choices which may have the impact of changing, possibly materially, how we are taxed in comparison to how we are taxed today. It is unclear whether the provisions of the TCJA will be allowed to expire in 2025, which would cause a reversion to the provisions prior to the TCJA, or whether some or all of such provisions will be extended beyond 2025 by future legislation. The Trump administration has indicated a general intent to retain the TCJA provisions but whether Congress will agree to retain such provisions beyond 2025 and what modifications might be made thereto prior to the expiration of the TCJA provisions is uncertain. Accounting for the income tax effects of the TCJA has required significant judgments and estimates as well as accumulation of information not previously provided for in U.S. tax law. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations may result in unforeseen tax-related liabilities, which may harm our future financial results.

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

We have a significant amount of indebtedness. As of December 31, 2024, we had $409.2 million of term loan borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities as then in effect. On January 30, 2025, we completed the 2025 Refinancing Transactions described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments—2025 Refinancing Transactions” included elsewhere in this Annual Report. Immediately upon completion of the 2025 Refinancing Transactions, we had $515.0 million of term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities (as defined in “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”), with $109.3 million in additional borrowing capacity under the revolving credit facility portion of the Second Amended and Restated Senior Secured Credit Facilities (after giving effect to $0.7 million of outstanding letters of credit).

Our high level of indebtedness could have important consequences to us, including: limiting our ability to obtain additional financing to fund future working capital, capital expenditures, investments or acquisitions or other general corporate requirements; requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, investments or acquisitions or other general corporate purposes; increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; exposing us to the risk of increased interest rates as borrowings under our Second Amended and Restated Senior Secured Credit Facilities (to the extent not hedged) bear interest at variable rates, which could further adversely impact our cash flows; limiting our flexibility in planning for and reacting to changes in our business and the industry in which we compete; restricting us from making strategic acquisitions or causing us to make non-strategic divestitures; impairing or restricting our ability to repay or refinance borrowings under the Second Amended and Restated Senior Secured Credit Facilities; impairing our ability to obtain additional financing in the future; and increasing our cost of borrowing.

Any one of these limitations could have a material effect on our business, financial condition, cash flows, results of operations and ability to satisfy our obligations in respect of our outstanding debt.

Despite our current debt levels, we may incur substantially more indebtedness, which could further exacerbate the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Second Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. As of December 31, 2024, we had $409.2 million of term loan borrowings outstanding under our then-existing Amended and Restated Senior Secured Credit Facilities. Immediately upon completion of the 2025 Refinancing Transactions, we had $515.0 million of term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities, with $109.3 million in additional borrowing capacity under the revolving credit facility portion of the Second Amended and Restated Senior Secured Credit Facilities (after giving effect to $0.7 million of outstanding letters of credit). To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

The covenants in our Second Amended and Restated Senior Secured Credit Facilities impose restrictions that may limit our operating and financial flexibility.

Our Second Amended and Restated Senior Secured Credit Facilities contain, and any future debt agreements may contain, significant restrictions and covenants that limit our ability to operate our business, including restrictions on our ability to incur additional indebtedness; pay dividends, repurchase or redeem our capital stock; prepay, redeem or repurchase specified indebtedness; create certain liens; sell, transfer or otherwise convey certain assets; consolidate, merger or transfer all or substantially all of our assets, make certain investments; engage in transactions with affiliates, and enter into new lines of business. In addition, the revolving credit facility portion of our Second Amended and Restated Senior Secured Credit Facilities also contains a financial covenant requiring us to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant is tested quarterly if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding thereunder (net of up to $10.0 million of outstanding letters of credit and cash collateralized letters of credit) exceeds 35% of the total commitments under the revolving credit facility portion of our Second Amended and Restated Senior Secured Credit Facilities.

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

We and third parties on our behalf rely on IT systems, networks, and services, including web-hosting platforms and internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, to collect and store, including by electronic means, certain personal, proprietary and other sensitive information, including payment card information that is provided to us through registration on our websites or otherwise in communication or interaction with us. These activities require the use of centralized data storage, including through third-party service providers. Data maintained by us or on our behalf in electronic form is always subject to sophisticated and evolving cybersecurity threats and security incidents, including breach, compromise, intrusion, tampering, theft, misappropriation or other malicious activity (such as ransomware, phishing attacks, social engineering and advanced persistent threats), all of which are continuing to occur in our industry, as well as the industries of our exhibitors, vendors and suppliers. We and our third party service providers have been subject to such attacks, the impact of which we do not currently believe will have a material effect on our business, financial conditions, cash flows or results of operations, and we may in the future continue to be subject to such attacks. For example, computer hackers have been and may be, in the future, able to develop and deploy viruses, worms or other malicious software programs that attack our websites or exploit security vulnerabilities in our websites and information systems. While we seek to learn from all attacks directed at us and implement remedial measures where necessary developed with cybersecurity experts, we cannot guarantee that such remedial measures will prevent material cybersecurity incidents in the future. Unauthorized access to or security breaches of our systems could result in the loss of data, loss of business, severe reputational damage adversely affecting customer or investor confidence, diversion of our management’s attention, litigation, indemnity obligations, damages for contract breach, penalties for violation of applicable laws or regulations and significant costs for remediation that may include liability for stolen or lost assets or information and repair of system damage that may have been caused and other liabilities. Further, an actual or perceived security incident, such as penetration of our or our third-party vendors’ networks, affecting personal or other sensitive information could subject us to business and litigation risk (e.g., under the California Consumer Privacy Act), or damage our reputation, including with exhibitors, sponsors and attendees. In addition, we are exposed to potentially heightened liability pursuant to the increasing and evolving SEC disclosure rules regarding material cybersecurity incidents. Despite our actions taken and programs implemented to manage our cybersecurity risk, we may fail to meet future disclosure obligations and/or may have our disclosures misinterpreted.

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

Our ability to safeguard such personal information, business information, and other sensitive information is important to our business. We take these matters seriously and take significant steps to protect our stored information, including the implementation of systems and processes to thwart malicious activity and invest in protecting and securing our information. These protections are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, including as a result of increasingly sophisticated AI tools becoming available. There can also be no assurance that these protections, including our timely mitigation, management and remediation of vulnerabilities will be fully implemented, complied with or effective in protecting our systems and information. Notwithstanding our efforts, implementation of our supporting controls could have coverage gaps and weaknesses, as well as the potential for human error, any of which could provide threat actors a window of time to exploit such weaknesses before they are addressed. The goal of our program is to manage risks in a prioritized fashion; however, control gaps and/or effectiveness, resource constraints, and execution failure can pose cybersecurity risk to us. In addition, although we work to continuously improve our internal controls and procedures on cybersecurity incident management, prevention, detection, mitigation, response, and recovery, we may be unsuccessful in detecting, reporting or responding to breaches or incidents in a timely manner, accurately assessing the severity of such an event, or sufficiently preventing, limiting, or containing harm arising out of an event. Further, we exercise only limited control over our third-party vendors, which increases our vulnerability to problems with services they provide.

Exposure as a result of any of the above factors could have a material negative effect on our business, financial condition, and results of operations. While we maintain cyber insurance that may help provide coverage for certain data breaches or cybersecurity incidents, such insurance may not be adequate to cover the costs and liabilities related to them, which in some cases could materially and adversely impact our business, financial condition, cash flows and results of operations. In addition, our insurance policy may change as a result of such incidents or for other reasons, which may result in premium increases or the imposition of increased deductibles or co-insurance requirements.

Our information technology systems, including our Enterprise Resource Planning (“ERP”) business management system, could be disrupted.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems and certain third-party providers to effectively manage our business data, communications, vendor relationships, order entry and fulfillment and other business and financial processes. We also rely on internet service providers, mobile networks and other third-party systems to operate our business. We are currently in the process of reviewing and updating our information technology systems and processes in order to enhance our data analytics capability. This implementation process will consume time and resources and may not result in our desired outcome or improved financial performance. Our failure to properly and efficiently implement our information technology systems, or the failure of our information technology systems to perform as we anticipate, could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of revenue and customers, causing our business, financial condition, cash flows and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, power outages, systems failures and viruses. While we maintain disaster recovery plans, any such damage or interruption could have a material adverse effect on our business.

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

The data protection landscape is rapidly evolving in the United States, the European Union and elsewhere, including the European Union’s General Data Privacy Regulation (“GDPR”). As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. State-specific data privacy laws and regulations continue to evolve and each state imposes different requirements. For example, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents and gives residents the right to bring certain actions against companies. Similar laws are now in effect in more than ten other states, and have been adopted or proposed throughout the United States, at both the federal and state level, that could impose new privacy and security obligations. Complying with emerging and changing requirements may cause us to incur substantial costs and make enhancements to relevant data practices. Noncompliance could result in significant penalties or legal liability having an adverse effect on our operations and financials.

We do not own certain of the trade shows and events that we operate or certain trademarks associated with some of our shows and therefore rely on ongoing license agreements with certain third parties.

The risks associated with some of our relationships with industry trade associations or other third-party sponsors of our events such as KBIS (which is owned by the National Kitchen and Bath Association), CEDIA and our Military trade shows, which are the trade shows or events in our portfolio where the trademarks are owned by an industry association or other third party and not by us. Any material disruption to our relationship with these third parties could have a material adverse impact on the revenue stream from these trade shows or events. In addition, any of these third party owners may allege that we have breached a license agreement, whether with or without merit, and accordingly seek to terminate our license. If successful, this could result in our loss of the right to use the licensed intellectual property, which could adversely affect the success of our trade shows’ and events.

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

We have begun to use certain artificial intelligence (“AI”) technologies in our business, and challenges with properly managing their use could result in reputational harm, legal liability, and financial cost.

Uncertainty around new and evolving AI use, including generative AI, may require additional investment to develop responsible use frameworks, develop or license proprietary content and data, and develop new approaches and processes for attribution, consent and/or compensation, which could be costly. We currently use AI applications embedded in third party platforms on a relatively limited basis. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, which includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws and regulations applicable to the use of AI. The use or adoption of new and emerging technologies may increase our exposure to intellectual property claims, and the availability of copyright and other intellectual property protection for AI-generated material is uncertain. Since we rely on AI applications developed by third parties, we are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, over which we are likely to have limited visibility. While we continue to develop an AI strategy for internal use, if we do not properly manage and track our AI use, this could result in reputational harm and legal liability resulting in financial cost and expense and adversely impact the public perception of our business or the effectiveness of our security or compliance measures.

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

As of December 31, 2024, Onex beneficially owned 184,520,200 shares of our common stock, representing approximately 91.6% of our outstanding common stock.

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

Future stock issuances or sales could adversely affect the market price of our common stock.

The market price of our common stock could decline as a result of future issuances or sales of a large number of our common stock in the market or the sale of securities convertible into a large number of our common stock, including in connection with acquisitions by the Company. The perception that these issuances or sales could occur may also depress the market price of our common stock. We have entered into registration rights agreements with Onex that grant the Onex entities that hold shares of our common stock the right, subject to certain conditions, to require us to register the sale of their shares under the federal securities laws. By exercising their registration rights, and selling a large number of shares, these holders could cause the prevailing market price of our common stock to decline.

Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock, and may result in dilution to owners of our common stock. Because our decision to issue or sell additional debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future issuances or sales. Also, we cannot predict the effect, if any, of future issuances or sales of our common stock on the market price of our common stock.

Our directors who have relationships with Onex may have conflicts of interest with respect to matters involving us.

Two of our nine directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters. In November 2020, Onex committed to invest more than $300 million in Convex Group Limited (“Convex”). Convex is the lead underwriter of Emerald’s 2022, 2023, 2024, 2025 and 2026 event cancellation insurance policies. In addition, in January 2018, Onex completed its acquisition of SMG Holdings Inc. (“SMG”), a leading global manager of convention centers, stadiums, arenas, theaters, performing arts centers and other venues. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). While some of our events are staged in ASM managed venues, and two of our directors affiliated with Onex also served as directors of ASM, Onex sold their ownership position in ASM during the third quarter of 2024.

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

Anti-takeover provisions in our charter documents and Delaware law could discourage a change of control of our company or a change in our management.

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

On August 6, 2024, the Company’s board of directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable to holders of record of the Company’s common stock. On October 29, 2024, the Board declared a dividend for the quarter ending December 31, 2024 of $0.015 per share payable to holders of record of the Company’s common stock. The payment of cash dividends in future quarters is subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any preferred equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Our Second Amended and Restated Senior Secured Credit Facilities restrict our ability to pay dividends on our common stock, and we expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

Cybersecurity is an important part of our overall risk management systems and processes and an area of focus for our Board and management. We have developed and implemented an enterprise-wide information security program designed to identify, protect, detect, and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity and privacy threats, we use various security tools that help prevent, identify, escalate, investigate, resolve, and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools, third-party Security Operations Center monitoring and incident response services, proactive patching and risk mitigation, and a third-party penetration testing program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. We also maintain a third-party risk management program to ensure we understand the security posture of the partners we integrate with or build business reliance upon, ensure they can meet our cybersecurity standards and policies, and take precautions and mitigations designed to limit our exposure to supply chain attacks; however, there are circumstances in which the efforts of the third parties upon which we rely to maintain risk management programs have not been successful and we cannot ensure in all circumstances that the efforts of the third parties upon which we rely to maintain risk management programs will be successful in the future.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. This data is consolidated in centralized repositories, assessed using industry-standard practice risk quantification models, and prioritized for remediation based on risk and impact to the business. We have in the past used widely adopted risk quantification models, including those described in National Institute of Standards and Technology (NIST) special publications as well as the FAIR Institute’s Factor Analysis of Information Risk (FAIR) methodology for Quantifying and Managing Risk to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards, and may continue to use these or other models in the future. We conduct regular reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and continuously improve our security measures and planning. We have a role-based security training program under which all staff undergo mandatory periodic security awareness training, with additional on-the-job security training and coaching provided to our IT and technology personnel by an external third-party cybersecurity firm. We continuously enhance our cybersecurity measures by providing ongoing simulated phishing exercises to our employees to increase their preparedness to address potential threats. The results of these assessments are reported to the Audit Committee as discussed below under “--Cybersecurity Governance.”

In the last ten years, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or that we believe are reasonably likely to materially affect us, including our business, financial condition, cash flows and results of operations. However, we face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our business, financial condition, cash flows and results of operations. For a discussion of whether and how any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents could materially affect us, including our business strategy, results of operations or financial condition, refer to Item 1A. Risk Factors – “We face continually evolving cybersecurity and similar risks, which could result in loss, disclosure, theft, destruction or misappropriation of, or access to, our confidential information and cause disruption to our business, damage to our brands and reputation, legal exposure and financial losses,” which is incorporated by reference into this Item 1C.

Cybersecurity Governance

The Board oversees our annual enterprise risk assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats. Specifically, our Audit Committee is responsible for the oversight of risks from cybersecurity threats and receives regular updates from senior management including our Senior Vice President of Information Technology on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance. Our cybersecurity protocol requires that the Chair of the Audit Committee and senior management be immediately notified upon any cybersecurity incident.

Our Senior Vice President of Information Technology, who has over 20 years of experience in the information technology sector, leads our global information security team responsible for overseeing the Emerald information security program. In addition, the team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies. This team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which include briefings from internal security personnel, analysis of threat intelligence and review of other information obtained from governmental, public or private sources (including external consultants engaged by us), and alerts and reports produced by security tools deployed in the IT environment. The team provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments, and findings.

Item 2. Properties.

We have two key offices located in New York, New York and San Juan Capistrano, California. We also have other smaller office locations throughout the United States, including in Rye, New Hampshire and Alpharetta, Georgia. We lease our offices from third parties on market terms and, in some cases following an acquisition, through transition services agreements with the applicable seller.

Item 3. Legal Proceedings.

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition, cash flows or results of operations. Refer to Note 16, Commitments and Contingencies, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our legal proceedings.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol “EEX”. The approximate number of record holders of our common stock on March 12, 2025 was 34. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In October 2024, our board of directors approved an extension and expansion of our previously announced share repurchase program, which allows for the repurchase of $25.0 million of our common stock from time to time through and including December 31, 2025, subject to early termination or extension by the board of directors. This approval extends and expands the previously authorized $25.0 million share repurchase program that was effective through December 31, 2024. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

In November 2023, we announced that our board of directors had authorized an extension and expansion of our previously authorized $25.0 million share repurchase program through December 31, 2024.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2024, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2024 - October 31, 2024	276,189	$4.45	276,189	$24.8
November 1, 2024 - November 30, 2024	1,011,158	4.76	1,011,158	20.0
December 1, 2024 - December 31, 2024	489,537	4.81	489,537	17.6
Total	1,776,884
(1)
Includes shares of common stock settled between October 1, 2024 and December 31, 2024.

Dividend Policy

On August 6, 2024, our board of directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable to holders of record of our common stock. On October 29, 2024, the Company’s board of directors declared a dividend for the quarter ending December 31, 2024 of $0.015 per share payable to holders of record of our common stock. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Policy.”

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

The following graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with corresponding changes in the cumulative total returns of the Russell 2000 Index and our peer groups for the period from December 31, 2019 through December 31, 2024. The comparison assumes an initial investment of $100 at the close of business on December 31, 2019 in our stock and in each of the indices and also assumes the reinvestment of dividends where applicable. This historical performance is not necessarily indicative of future performance.

EEX Total Return v. Index/Peers
EEX
Russell 2000 Index
Exhibition Peers (1)
Business Services Peers (2)
Advertising and Entertainment Peers (3)
Digital Information Services & Research Peers (4)
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12/31/2019
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
6/30/2023
12/31/2023
6/30/2024
12/31/2024

(1)
Exhibition Peers include Ascential PLC, Hyve Group Plc, Informa PLC, Relx PLC and Pursuit Attractions and Hospitality, Inc. (formerly Viad Corp).
(2)
Business Services Peers include Aramark, Barrett Business Services, Inc., KForce Inc. and TrueBlue, Inc.
(3)
Advertising and Entertainment Peers include Cinemark Holdings, Inc. and National CineMedia, Inc.
(4)
Digital Information Services & Research Peers include Gartner, Inc., IHS Markit Ltd., John Wiley & Sons, Inc. and Nielsen Holdings plc.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2024, 2023, 2022, 2021 and 2020, and for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, have been derived from our audited consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

		Year Ended December 31,
	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of income and comprehensive income data:
Revenues	$398.8	$382.8	$325.9	$145.5	$127.4
Other income, net	1.5	2.8	182.8	77.4	107.0
Cost of revenues	147.5	137.6	116.5	57.1	57.6
Selling, general and administrative expenses(2)	170.4	168.3	145.0	143.0	118.6
Depreciation and amortization expense	28.3	45.0	59.5	47.6	48.6
Goodwill impairment charge(3)	—	—	6.3	7.2	603.4
Intangible asset impairment charge(4)	7.3	—	1.6	32.7	76.8
Operating income (loss)	46.8	34.7	179.8	(64.7)	(670.6)
Interest expense	47.8	43.3	24.5	15.9	20.6
Interest income	8.5	8.2	2.7	0.1	0.1
Loss on extinguishment of debt(5)	—	2.3	—	—	—
Other expense	—	—	—	0.1	0.1
Loss on disposal of fixed assets	—	0.2	—	0.4	—
Income (loss) before income taxes	7.5	(2.9)	158.0	(81.0)	(691.2)
Provision for (benefit from) income taxes	5.3	5.3	27.2	(1.3)	(57.6)
Net income (loss) and comprehensive income (loss)	2.2	(8.2)	130.8	(79.7)	(633.6)
Accretion to redemption value of redeemable convertible preferred stock(6)	(12.7)	(42.0)	(38.8)	(35.6)	(15.6)
Participation rights on if-converted basis	—	—	(60.2)	—	—
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(10.5)	$(50.2)	$31.8	$(115.3)	$(649.2)

Net (loss) income per share attributable to common stockholders
Basic	$(0.07)	$(0.78)	$0.46	$(1.62)	$(9.09)
Diluted	$(0.07)	$(0.78)	$0.46	$(1.62)	$(9.09)
Weighted average common shares outstanding
Basic	156,592	63,959	69,002	71,309	71,431
Diluted	156,592	63,959	69,148	71,309	71,431
Dividends declared per common share	$0.0300	$—	$—	$—	$0.0750

Statement of cash flows data:
Net cash provided by (used in) operating activities	$46.8	$40.3	$175.1	$90.0	$(37.1)
Net cash used in investing activities	$(25.0)	$(21.0)	$(47.9)	$(131.9)	$(37.3)
Net cash (used in) provided by financing activities	$(31.2)	$(54.2)	$(119.3)	$(22.2)	$360.1

	As of December 31,
	2024	2023	2022	2021	2020
		(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$194.8	$204.2	$239.1	$231.2	$295.3
Total assets(7)	$1,048.7	$1,053.9	$1,098.4	$1,062.4	$1,054.4
Total debt(8)	$409.2	$413.3	$415.3	$519.7	$525.2
Total liabilities	$662.8	$649.3	$659.1	$749.5	$659.9
(1)
Financial data for the year ended December 31, 2024 includes the results of GRC and Glamping Americas since their acquisition on August 5, 2024, The Futurist since its acquisition on May 7, 2024 and Hotel Interactive since its acquisition on January 19, 2024. Financial data for the year ended December 31, 2023 includes the results of Lodestone since its acquisition on January 9, 2023. Financial data for the year ended December 31, 2022 includes the results of Bulletin since its acquisition on July 11, 2022 and Advertising Week since its acquisition on June 21, 2022. Financial data for the year ended December 31, 2021 includes the results of MJBiz since its acquisition on December 31, 2021 and Sue Bryce Education and the Portrait Masters since its acquisition on April 1, 2021. Financial data for the year ended December 31, 2020 includes the results of PlumRiver since its acquisition on December 31, 2020 and EDspaces since its acquisition on December 21, 2020.
(2)
Selling, general and administrative expenses for the years ended December 31, 2024, 2023, 2022, 2021 and 2020 included expenses of $13.5 million, $10.5 million, a gain of $14.0 million, and expenses of $9.4 million and $7.0 million, respectively, in non-cash contingent consideration remeasurements, and acquisition-related transaction, transition and integration costs, including one-time severance, legal and advisory fees. Also included in selling, general and administrative expenses for the years ended December 31, 2024, 2023, 2022, 2021 and 2020, were stock-based compensation expenses of $5.8 million, $7.8 million, $5.8 million, $10.4 million and $6.7 million, respectively.
(3)
The goodwill impairments for the year ended December 31, 2022 represent a non-cash impairment charge of $6.3 million in connection with the interim January 31, 2022 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2021, represent a non-cash impairment charge of $7.2 million in connection with our annual October 31 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2020, represent a non-cash impairment charge of $588.2 million in connection with the interim March 31, 2020 testing of goodwill for impairment and a non-cash impairment charge of $15.2 million for goodwill in connection with our annual October 31 testing of goodwill for impairment. No goodwill impairments were recorded for the years ended December 31, 2024 and 2023.
(4)
The intangible asset impairments for the years ended December 31, 2024, 2022, 2021 and 2020, were recorded to align the carrying value of certain trade name and customer relationship intangible assets with their fair value. No intangible asset impairments were recorded for the year ended December 31, 2023.
(5)
Loss on extinguishment of debt for the year ended December 31, 2023 of $2.3 million was comprised of $2.1 million of original issuance discount (“OID”) related to the term loan borrowings under the Amended and Restated Senior Secured Credit Facilities as then in effect and $0.2 million of previously capitalized OID and debt issuance costs, allocated to lenders in the syndicate whose balances were extinguished in conjunction with the Term Loan Amendment as defined in Note 7, Debt, to the audited financial statements included elsewhere in this Annual Report on Form 10-K.

(6)
During the year ended December 31, 2020, we received proceeds of $373.3 million, net of fees and expenses of $17.2 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement (as defined below) and net proceeds of approximately $9.7 million pursuant to the Rights Offering. We used $50.0 million of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Amended and Restated Revolving Credit Facility and used the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. During the years ended December 31, 2024, 2023, 2022, 2021 and 2020, we recorded accretion of $12.7 million, $42.0 million, $38.8 million, $35.6 million and $15.6 million, respectively, with respect to the redeemable convertible preferred stock, bringing the aggregate accreted carrying value to zero, $497.1 million, $472.4 million, $433.9 million and $398.3 million as of December 31, 2024, 2023, 2022, 2021 and 2020, respectively. The accretion is reflected in the calculation of net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders.
(7)
As of December 31, 2024, total assets included goodwill of $573.8 million and intangible assets, net, of $155.9 million. As of December 31, 2023, total assets included goodwill of $553.9 million and intangible assets, net, of $175.1 million. As of December 31, 2022, total assets included goodwill of $545.5 million and intangible assets, net, of $204.8 million. As of December 31, 2021, total assets included goodwill of $514.2 million and intangible assets, net, of $236.7 million. As of December 31, 2020, total assets included goodwill of $404.3 million and intangible assets, net, of $275.0 million.
(8)
As of December 31, 2024, total debt of $409.2 million consisted of $402.7 million of term loan borrowings, net of unamortized deferred financing fees of $0.9 million and unamortized original issue discount of $5.6 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2023, total debt of $413.3 million consisted of $402.9 million of term loan borrowings, net of unamortized deferred financing fees of $1.5 million and unamortized original issue discount of $8.9 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2022, total debt of $415.3 million consisted of $413.9 million of term loan borrowings, net of unamortized deferred financing fees of $0.8 million and unamortized original issue discount of $0.6 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2021, total debt of $519.7 million consisted of $516.6 million of term loan borrowings, net of unamortized deferred financing fees of $1.7 million and unamortized original issue discount of $1.4 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2020, total debt of $525.4 million consisted of $521.0 million of term loan borrowings, net of unamortized deferred financing fees of $2.4 million and unamortized original issue discount of $2.0 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2024 and 2023. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024	Dec. 31, 2023	Sept. 30, 2023	Jun. 30, 2023	Mar. 31, 2023
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of income and comprehensive income data:
Revenues	$106.8	$72.6	$86.0	$133.4	$101.5	$72.5	$86.5	$122.3
Other income, net	0.5	—	—	1.0	—	2.8	—	—
Cost of revenues	43.8	23.1	33.1	47.5	35.7	25.9	32.8	43.2
Selling, general and administrative expense	34.6	40.8	39.5	55.5	36.1	41.6	41.8	48.8
Depreciation and amortization expense	7.1	7.1	7.0	7.1	9.8	8.8	12.9	13.5
Intangible asset impairment charges	1.0	6.3	—	—	—	—	—	—
Operating income (loss)	20.8	(4.7)	6.4	24.3	19.9	(1.0)	(1.0)	16.8
Interest expense	11.4	12.3	12.0	12.1	11.8	12.1	11.4	8.0
Interest income	1.9	2.2	2.1	2.3	3.2	1.6	2.3	1.1
Loss on extinguishment of debt	—	—	—	—	—	—	2.3	—
Other (income) expense	—	—	—	—	(0.1)	0.1	0.1	(0.1)
Loss on disposal of fixed assets	—	—	—	—	—	—	—	0.2
Income (loss) before income taxes	11.3	(14.8)	(3.5)	14.5	11.4	(11.6)	(12.5)	9.8
Provision for (benefit from) income taxes	6.2	(3.7)	(0.7)	3.5	29.3	(22.3)	(4.4)	2.7
Net income (loss) and comprehensive income (loss)	5.1	(11.1)	(2.8)	11.0	(17.9)	10.7	(8.1)	7.1
Accretion to redemption value of redeemable convertible preferred stock	—	—	(2.0)	(10.7)	(10.8)	(10.7)	(10.4)	(10.1)
Participation rights on if-converted basis	—	—	—	(0.2)	—	—	—	—
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$5.1	$(11.1)	$(4.8)	$0.1	$(28.7)	$0.0	$(18.5)	$(3.0)

Basic income (loss) per share	$0.03	$(0.05)	$(0.03)	$0.00	$(0.45)	$0.00	$(0.29)	$(0.04)
Diluted income (loss) per share	$0.03	$(0.05)	$(0.03)	$0.00	$(0.45)	$0.00	$(0.29)	$(0.04)
Basic weighted average common shares outstanding	202,495	203,893	155,915	63,039	63,601	63,586	62,868	67,280
Diluted weighted average common shares outstanding	202,825	203,893	155,915	65,205	63,601	63,586	62,868	67,280

Dividend declared per common share	$0.0150	$0.0150	$—	$—	$—	$—	$—	$—

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Recent Events

Dividend

On February 25, 2025, Emerald’s board of directors declared a dividend for the quarter ending March 31, 2025 of $0.015 per share payable on March 20, 2025 to holders of record of Emerald’s common stock on March 10, 2025.

2025 Refinancing Transactions

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into new senior secured credit facilities (the “Second Amended and Restated Senior Secured Credit Facilities”) with a syndicate of lenders and Bank of America, N.A., as administrative agent, providing for (i) a seven-year $515.0 million senior secured term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million senior secured revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. A portion of the proceeds of the Second Amended and Restated Term Loan Facility were used to refinance all existing loans outstanding under Emerald X’s previous Amended and Restated Senior Secured Credit Facilities (the “Amended and Restated Senior Secured Credit Facilities”), and to pay costs and expenses in connection with the refinancing. The balance of the proceeds of the Second Amended and Restated Term Loan Facility remained on the balance sheet of Emerald X and may be used from time to time for general business purposes, including the financing of acquisitions. The Second Amended and Restated Revolving Credit Facility was not drawn and may be used from time to time for general business purposes, including the financing of acquisitions.

For more information regarding these refinancing transactions (the “2025 Refinancing Transactions”) and the senior secured credit facilities in effect during the periods covered by this Management’s Discussion and Analysis, see “– Liquidity and Capital Resources – Long-Term Debt” and Note 7, Debt, to the audited financial statements included elsewhere in this Annual Report on Form 10-K.

Acquisitions

We completed the following acquisitions in 2025:

•
JD Events LLC (“Plant Based World”) — On January 8, 2025, we acquired all of the assets of Plant Based World. Plant Based World produces live events for food service professionals, retailers, distributors, buyers, wholesalers and investors within the global food system.
•
This is Beyond Limited (“This is Beyond”) — On March 13, 2025, we signed an agreement to acquire This is Beyond. This is Beyond produces invitation-only trade events for the entertainment travel industry. We expect to close the transaction during the second quarter of fiscal year 2025, subject to the satisfaction of customary closing conditions.
•
Insurtech Insights Limited (“Insurtech”) — On March 13, 2025, we acquired Insurtech. Insurtech produces live events and webinars for the insurance technology community.

Overview and Background

Emerald is a leading operator of business-to-business trade shows principally in the United States, with expanding operations in the U.K. and international markets. Leveraging our shows as key market-driven platforms, we combine our events with effective industry insights, digital tools, and data-focused solutions to create uniquely rich experiences. Emerald strives to build its customers’ businesses by creating opportunities that deliver tangible results.

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
•
Hotel Interactive (“HI”) — On January 19, 2024, we acquired all of the assets of HI. HI produces live events with pre-scheduled appointments and connects decision-makers and suppliers in their respective markets. HI operates 15 events in the hospitality, food service and healthcare and senior living space.
•
Futurist — On May 7, 2024, we acquired all of the assets of the Blockchain Futurist Conference and its associated experiences.
•
Over the Pond Media (“Glamping Americas”) — On August 5, 2024, we acquired all of the assets of Glamping Americas. Glamping Americas produces the only glamping industry event in the Americas.
•
GRC World Forums Limited (“GRC”) — On August 5, 2024, we acquired GRC. GRC produces in-person events and livestream experiences in the governance, risk management and compliance business sectors.

Redeemable Preferred Stock

Mandatory Conversion of Preferred Stock

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock, including Onex-related entities, that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date, in accordance with the terms of the conversion feature as described in more detail below. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

Prior to its conversion, each share of redeemable convertible preferred stock accumulated dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023, and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. The Company’s board of directors approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (such dividend, the “Preferred Stock Cash Dividend”) for each of the periods ending March 31, 2024, December 31, 2023 and September 30, 2023, and the Company paid Preferred Stock Cash Dividends for a total of $8.6 million, or $0.12 per share, respectively, in such periods. As a result of the mandatory conversion on the Conversion Date, the dividends that accrued in the period since the March 31, 2024 Preferred Stock Cash Dividend were settled in stock as a result of the mandatory conversion on May 2, 2024.

During the year ended December 31, 2024, the Company recorded no accretion with respect to the redeemable convertible preferred stock due to the payment of the Preferred Cash Dividend. During the year ended December 31, 2023, the Company recorded accretion of $16.7 million with respect to the redeemable convertible preferred stock, bringing the aggregate liquidation preference to $492.6 million as of December 31, 2023.

Trends and Other Factors Affecting Our Business

There are a number of existing and developing factors and trends which impact the performance of our business, and the comparability of our results from year to year and from quarter to quarter, including:

•
Market Fragmentation — The trade show industry is highly fragmented, with the four largest companies, including Emerald, comprising only 8% of the wider U.S. market according to the International Globex Report 2023. This has afforded us the opportunity to acquire other trade show businesses, a growth opportunity we expect to continue pursuing. These acquisitions may affect our growth trends, impacting the comparability of our financial results on a year-over-year basis.
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
•
Variability in Quarterly Results — Our business is seasonal, with trade show revenues typically reaching their highest levels during the first and fourth quarters of each calendar year, entirely due to the timing of our trade shows. This seasonality is typical within the trade show industry. However, as a result of outside circumstances such as cancellations or interruptions resulting from natural or manmade disasters, including severe weather events or outbreaks of communicable diseases (e.g., COVID-19), future results may not align with this historical trend. Since event revenue is recognized when a particular event is held, we may also experience fluctuations in quarterly revenue and cash flows based on the movement of annual trade show dates from one quarter to another. Our presentation of Adjusted EBITDA and Organic revenue accounts for these quarterly movements and the timing of shows, where applicable and material.

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

Basis of Presentation

As described in Note 1, Description of Business and Summary of Significant Accounting Policies, and Note 18, Segment Information, in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K, our business is organized into a single reportable segment, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker (“CODM”). The CODM evaluates performance based on the results of our Connections, Content and Commerce business lines, which represent our three operating segments. The Connections segment is primarily comprised of Emerald’s trade shows and other live events. Neither of the remaining two operating segments meets the quantitative thresholds to be considered a reportable segment and are included in the “All Other” category. In addition, we have a “Corporate-Level Activities” category consisting of finance, legal, information technology and administrative functions. Prior year disclosures below have been updated to reflect the new reportable segment structure described in Note 18, Segment Information.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see Footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.”

Other Income

We maintain event cancellation insurance to protect against losses due the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes, including losses caused by natural disasters, such as hurricanes. For example, in October 2024, we canceled the remainder of a trade show in Florida due to adverse weather caused by Hurricane Milton after the show had commenced and some attendees had arrived. While these causes previously included event cancellation caused by the outbreak of communicable diseases, including COVID-19, Emerald’s renewed event cancellation insurance policies beginning with policy year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases. Our Other Income is primarily comprised of received or confirmed event cancellation insurance claim and insurance litigation settlement proceeds. See “Risk Factors—Risks Relating to our Business and Operations—We face risks associated with event cancellations or other interruptions to our business, which our insurance may not fully cover.”

Cost of Revenues

•
Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 16%, 19%, and 17% of our total cost of revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and 6%, 7%, and 6% of our total revenues for each of the years ended December 31, 2024, 2023 and 2022, respectively.
•
Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 13% of our total cost of revenues for each of the years ended December 31, 2024, 2023 and 2022, and 5% of our total revenues for each of the years ended December 31, 2024, 2023 and 2022.
•
Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 10%, 12%, and 11% of our total cost of revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and 4% of our total revenues for each of the years ended December 31, 2024, 2023 and 2022.
•
Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 6%, 5%, and 6% of our total cost of revenues for each of the years ended December 31, 2024, 2023 and 2022, respectively, and 2% of our total revenues for each of the years ended December 31, 2024, 2023 and 2022.
•
Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 33%, 35%, and 27% of our total cost of revenues for the years ended December 31, 2024, 2023 and 2022, respectively, and 12%, 13%, and 10% of our total revenues for the year ended December 31, 2024, 2023 and 2022, respectively.

Selling, General and Administrative Expenses

•
Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 64%, 64%, and 72% of our total selling, general and administrative expenses for the years ended December 31, 2024, 2023 and 2022, respectively, and 27%, 28%, and 32% of our total revenues for each of the years ended December 31, 2024, 2023 and 2022, respectively.
•
Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Direct trade show costs are recorded in cost of revenues. All other costs are recorded in selling, general and administrative expenses. Miscellaneous expenses represented 36%, 36%, and 28% of our total selling, general and administrative expenses, for the years ended December 31, 2024, 2023 and 2022, respectively, and 15%, 16%, and 13% of our total revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to lenders under our Amended and Restated Senior Secured Credit Facilities (as amended, for the portion of the year ended December 31, 2023 after the Term Loan Amendment Effective Date, by the Term Loan Amendment). Interest expense for the year ended December 31, 2022, and for the portion of 2023 prior to the Term Loan Amendment Effective Date (as defined in Note 7, Debt, to the audited financial statements included elsewhere in this Annual Report on Form 10-K), principally represented interest paid in respect of our Amended and Restated Senior Secured Credit Facilities (as amended and in effect during the applicable period).

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of three to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. Depreciation expense relates to property and equipment and represented less than 1% of our total revenues for each of the years ended December 31, 2024 and 2023, and approximately 1% of our total revenues for the year ended December 31, 2022.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.”

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income (loss), see Footnote 3 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.”

Results of Operations

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2024	2023	Variance $	Variance %
	(dollars in millions)
Statement of income and comprehensive income data:
Revenues	$398.8	$382.8	$16.0	4.2%
Other income, net	1.5	2.8	(1.3)	(46.4)%
Cost of revenues	147.5	137.6	9.9	7.2%
Selling, general and administrative expenses(1)	170.4	168.3	2.1	1.2%
Depreciation and amortization expense	28.3	45.0	(16.7)	(37.1)%
Intangible asset impairments(2)	7.3	—	7.3	100.0%
Operating income	46.8	34.7	12.1	34.9%
Interest expense	47.8	43.3	4.5	10.4%
Interest income	8.5	8.2	0.3	3.7%
Loss on extinguishment of debt	—	2.3	(2.3)	(100.0)%
Loss on disposal of fixed assets	—	0.2	(0.2)	(100.0)%
Income (loss) before income taxes	7.5	(2.9)	10.4	NM
Provision for income taxes	5.3	5.3	—	0.0%
Net income (loss) and comprehensive income (loss)	$2.2	$(8.2)	$10.4	NM

Other financial data (unaudited):
Adjusted EBITDA(3)	$101.7	$97.8	$3.9	4.0%
Free Cash Flow(4)	$37.0	$28.8	$8.2	28.5%
Organic revenue(5)	$385.3	$364.0	$21.3	5.9%

(1)
Selling, general and administrative expenses for the years ended December 31, 2024 and 2023 included expenses of $13.5 million and $10.5 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2024 and 2023 were stock-based compensation expenses of $5.8 million and $7.8 million, respectively.
(2)
Intangible asset impairments for the year ended December 31, 2024 included non-cash impairments of $7.3 million for certain definite-lived and indefinite-lived trade name intangible assets in connection with our interim and annual impairment assessments. See Note 6, Intangible Assets and Goodwill, in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to our non-cash intangible asset impairments.
(3)
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

We define Adjusted EBITDA as net income (loss) before (i) interest expense, net, (ii) provision for income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation, (vii) loss on extinguishment of debt and (viii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of our management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Year Ended December 31,
	2024	2023
	(unaudited)
	(dollars in millions)
Net income (loss)	$2.2	$(8.2)
Add (deduct):
Interest expense, net	39.3	35.1
Loss on extinguishment of debt	—	2.3
Provision for income taxes	5.3	5.3
Intangible asset impairments(a)	7.3	—
Depreciation and amortization expense	28.3	45.0
Stock-based compensation expense(b)	5.8	7.8
Other items(c)	13.5	10.5
Adjusted EBITDA	$101.7	$97.8
Deduct:
Event cancellation insurance proceeds	1.5	2.8
Adjusted EBITDA excluding event cancellation insurance proceeds	$100.2	$95.0
(a)
Represents the non-cash intangible asset impairments described in Footnote 2 above.

(b)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(c)
Other items for the year ended December 31, 2024 included: (i) $1.2 million in gains related to the remeasurement of contingent consideration; (ii) $8.3 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $3.7 million; (iii) $3.4 million in acquisition-related transaction costs and (iv) $3.0 million in non-recurring legal, audit and consulting fees. Other items for the year ended December 31, 2023 included: (i) $2.3 million in gains related to the remeasurement of contingent consideration; (ii) $6.1 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $1.5 million; (iii) $2.6 million in acquisition-related transaction costs and (iv) $4.1 million in non-recurring legal, audit and consulting fees.
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

	Year Ended December 31,
	2024	2023
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$46.8	$40.3
Less:
Capital expenditures	9.8	11.5
Free Cash Flow	$37.0	$28.8
(5)
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

	Year Ended December 31,		Change
	2024	2023	$	%
	(unaudited)
	(dollars in millions)
Revenues	$398.8	$382.8	$16.0	4.2%
Add (deduct):
Acquisition revenues	(13.5)	—
Hurricane related event cancellation	—	(0.6)
Discontinued events	—	(18.2)
Organic revenue	$385.3	$364.0	$21.3	5.9%

Revenues

Total revenues of $398.8 million for the year ended December 31, 2024 increased $16.0 million, or 4.2%, from $382.8 million for the year ended December 31, 2023. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Total other income, net of $1.5 million for the year ended December 31, 2024 decreased $1.3 million, from $2.8 million for the year ended December 31, 2023. See “Connections Segment–Other Income, net” below for a discussion of the factors contributing to the changes in total other income, net.

Cost of Revenues

Total cost of revenues of $147.5 million for fiscal 2024 increased by $9.9 million, or 7.2%, from $137.6 million for fiscal 2023. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $170.4 million for the year ended December 31, 2024 increased $2.1 million, or 1.2%, from $168.3 million for the year ended December 31, 2023. See “Connections Segment–Selling, General and Administrative Expenses”, “All Other Category–Selling, General and Administrative Expenses” and “Corporate–Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $28.3 million for the year ended December 31, 2024 decreased $16.7 million, or 37.1%, from $45.0 million for the year ended December 31, 2023. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Intangible Asset Impairments

As a result of the identification of an interim impairment trigger for two of our indefinite-lived intangible assets during the third quarter of 2024, we performed an interim impairment assessment and recorded non-cash impairment charges of $6.3 million for certain of our indefinite-lived trade name intangible assets.

As a result of our annual impairment assessment as of October 31, 2024, we recorded a non-cash impairment charge of $1.0 million, which included non-cash impairment charges of $0.4 million and $0.6 million for certain definite-lived and indefinite-lived trade name intangible assets, respectively. There were no intangible asset impairment charges recorded during the year ended December 31, 2023. See “Connections Segment–Intangible Asset Impairments,” below for further discussion of total intangible asset impairments.

Interest Expense

Total interest expense of $47.8 million for the year ended December 31, 2024 increased $4.5 million, or 10.4%, from $43.3 million for the year ended December 31, 2023. See “Corporate–Interest Expense” below for a discussion of the factors contributing to the changes in total interest expense.

Interest Income

Total interest income of $8.5 million for the year ended December 31, 2024 increased $0.3 million, or 3.7%, from $8.2 million for the year ended December 31, 2023. See “Corporate–Interest Income” below for a discussion of the factors contributing to the changes in total interest income.

Adjusted EBITDA

Total Adjusted EBITDA of $101.7 million for the year ended December 31, 2024 increased $3.9 million, or 4.0%, from $97.8 million for the year ended December 31, 2023. The increase in Adjusted EBITDA was primarily attributable to cost management and the discontinuation of several small, non-core and unprofitable events.

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Footnote 3 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.”

Connections Segment

	Year Ended December 31,
	2024	2023	Variance $	Variance %
	(dollars in millions)
Revenues	$355.1	$340.2	$14.9	4.4%
Other income, net	1.5	2.8	(1.3)	(46.4)%
Cost of revenues	136.6	128.0	8.6	6.7%
Selling, general and administrative expenses	78.0	79.4	(1.4)	(1.8)%
Depreciation and amortization expense	17.0	34.8	(17.8)	(51.1)%
Intangible asset impairments	7.3	—	7.3	NM
Operating income	$117.7	$100.8	$16.9	16.8%

Revenues

During the year ended December 31, 2024, revenues for the Connections reportable segment of $355.1 million increased by $14.9 million, or 4.4% from $340.2 million for the year ended December 31, 2023. The primary driver of the increase was organic revenue growth of $20.2 million, or 6.3%, from $321.4 million in fiscal year 2023 to $341.6 million in the current year. This growth was primarily comprised of a recurring revenues increase of $17.3 million, or 5.4%, to $338.8 million in the current year from $321.5 million in fiscal year 2023 and $2.8 million from new event launches in the current year. Acquisitions generated incremental revenues of $13.5 million during fiscal year 2024. These increases were partially offset by $18.2 million in prior year revenues from discontinued events and $0.6 million from an event cancelled in the current year due to a hurricane.

Other Income, net

Other income, net of $1.5 million and $2.8 million was recorded for the Connections reportable segment related to business interruption insurance proceeds during the years ended December 31, 2024 and 2023, respectively. Of the $1.5 million of other income, net, for the Connections reportable segment for the year ended December 31, 2024, $1.0 million was received during the year and $0.5 million was in the first quarter of fiscal year 2025. All of the $2.8 million of other income, net, for the Connections reportable segment was received during the year ended December 31, 2023.

Cost of Revenues

During the year ended December 31, 2024, cost of revenues for the Connections reportable segment increased $8.6 million, or 6.7%, to $136.6 million from $128.0 million for the year ended December 31, 2023. This growth was comprised of an increase in cost of recurring revenues of $13.5 million, or 11.9%, to $127.2 million in the current year from $113.7 million in fiscal year 2023, and an increase of $1.8 million in cost of revenues from new event launches in the current year. Acquisitions generated incremental cost of revenues of $7.0 million during fiscal year 2024. These increases were partially offset by a decrease of $13.2 million from prior year cost of revenues relating to discontinued events and $0.5 million from an event cancelled in the current year due to a hurricane.

Selling, General and Administrative Expenses

During the year ended December 31, 2024 selling, general and administrative expenses for the Connections reportable segment decreased $1.4 million, or 1.8%, to $78.0 million from $79.4 million for the comparable period in 2023. The decrease was primarily attributable to lower salary and benefits expense offset by incremental expense from the acquisitions of HI, The Futurist, Glamping Americas and GRC World Forums.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Connections reportable segment of $17.0 million for the year ended December 31, 2024 decreased $17.8 million, or 51.1%, from $34.8 million for the year ended December 31, 2023. The decrease was due to the full amortization of intangible assets acquired in the formation of Emerald in June 2013 and in the acquisition of GLM in January 2024. Lower amortization on the definite-lived trade name and customer relationship intangible assets associated with the MJBiz acquisition also contributed to the decline.

Intangible Asset Impairments

In connection with the identification of an interim impairment trigger during the third quarter of 2024 as described above, we recorded non-cash impairment charges of $6.3 million for certain indefinite-lived trade name intangible assets under the Connections reportable segment. As a result of the annual impairment assessment as of October 31, 2024 as described above, we recorded non-cash impairment charges of $1.0 million, comprised of $0.6 million for certain indefinite-lived trade name intangible assets and $0.4 million for certain definite-lived trade name intangible assets under the Connections reportable segment. Refer to the consolidated intangible assets impairment discussion under the heading, Intangible Asset Impairments, above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on intangible asset impairments.

All Other Category

	Year Ended December 31,
	2024	2023	Variance $	Variance %
	(dollars in millions)
Revenues	$43.7	$42.6	$1.1	2.6%
Cost of revenues	10.9	9.6	1.3	13.5%
Selling, general and administrative expenses	26.7	29.4	(2.7)	(9.2)%
Depreciation and amortization expense	8.1	7.2	0.9	12.5%
Operating loss	$(2.0)	$(3.6)	$1.6	(44.4)%

Revenues

During the year ended December 31, 2024, revenue attributable to the All Other category of $43.7 million increased by $1.1 million, or 2.6%, from $42.6 million for the year ended December 31, 2023. The increase in revenues was comprised of a $1.8 million, or 9.4%, increase in commerce revenues to $20.9 million in the current year from $19.1 million in fiscal year 2023, primarily related to the continued growth of the Elastic Suite e-commerce business, partially offset by a $0.7 million, or 3.0%, decrease in content revenues to $22.8 million in the current year from $23.5 million in fiscal year 2023. The decrease in content revenues was attributable to lower print and digital advertising revenues.

Cost of Revenues

During the year ended December 31, 2024, cost of revenues attributable to the All Other category increased $1.3 million, or 13.5%, to $10.9 million from $9.6 million for the year ended December 31, 2023. Content cost of revenues increased $0.9 million, or 19.1%, to $5.6 million primarily due to higher barter cost of revenues. Commerce cost of revenues increased $0.4 million, or 8.2%, to $5.3 million primarily due to higher software maintenance expense.

Selling, General and Administrative Expenses

During the year ended December 31, 2024, selling, general and administrative expenses for the All Other category of $26.7 million decreased by $2.7 million, or 9.2%, from $29.4 million for the year ended December 31, 2023. The decrease in selling, general and administrative expense was primarily driven by lower salary and benefits and promotional expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $8.1 million for the year ended December 31, 2024 increased $0.9 million, or 12.5%, from $7.2 million for the year ended December 31, 2023. The increase was due to higher amortization of software development costs related to our commerce business.

Corporate

	Year Ended December 31,
	2024	2023	Variance $	Variance %
	(dollars in millions)
Selling, general and administrative expenses	$65.7	$59.5	$6.2	10.4%
Depreciation and amortization expense	3.2	3.0	0.2	6.7%
Total operating expenses	$(68.9)	$(62.5)	$(6.4)	10.2%

Selling, General and Administrative Expenses

During the year ended December 31, 2024, selling, general and administrative expenses of $65.7 million for the Corporate category increased by $6.2 million, or 10.4%, from $59.5 million for the year ended December 31, 2023. The increase in selling, general and administrative expense was primarily driven by a $4.5 million increase in other compensation expense as well as higher transition and acquisition related expenses and lower non-cash gains related to the remeasurement of contingent consideration liabilities. The decreases were offset by lower general business insurance expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to the Corporate category of $3.2 million for the year ended December 31, 2024 increased $0.2 million, or 6.7%, from $3.0 million for the year ended December 31, 2023. The increase was related to higher corporate software amortization in the current year.

Interest Expense; Interest Income; Provision for Income Taxes; Net Income / (Loss) and Comprehensive Income / ( Loss)

Interest Expense

Interest expense of $47.8 million for the year ended December 31, 2024 increased $4.5 million, or 10.4%, from $43.3 million for the year ended December 31, 2023. The increase was primarily attributable to an increase in the variable interest rate on the term loan portion of our Amended and Restated Senior Secured Credit Facilities as in effect during the periods presented, for which the average rate during 2024 was 10.27%, compared to 8.98% during 2023.

Interest Income

Interest income of $8.5 million for the year ended December 31, 2024 increased $0.3 million, or 3.7% from $8.2 million for the year ended December 31, 2023. The increase was primarily attributable to rising interest rates in fiscal 2023 and 2024.

Provision for Income Taxes

For each of the years ended December 31, 2024 and 2023, we recorded a provision for income taxes of $5.3 million. The tax provision position in 2024 was primarily attributable to a higher unrecognized tax benefit and operating income position while the tax provision position in 2023 was primarily attributable to Section 163(j) interest expense limitation in the prior year.

Net Income (Loss) and Comprehensive Income (Loss)

Net income and comprehensive income of $2.2 million for the year ended December 31, 2024 increased $10.4 million from net loss and comprehensive loss of $8.2 million for the year ended December 31, 2023. The key drivers of the increase were higher revenues and lower depreciation and amortization expenses offset in part by higher cost of revenues, intangible asset impairments and higher interest expense, net during fiscal 2024.

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

As of December 31, 2024, we had $402.7 million of term loan borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect, which was recorded net of unamortized discount of $5.6 million, and net of unamortized deferred financing fees of $0.9 million. Borrowings under the Second Amended and Restated Senior Secured Credit Facilities, which Emerald X entered into in connection with the 2025 Refinancing Transactions, are subject to mandatory prepayments under specified circumstances, including 50% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights), subject to step-downs to 50% and 0% at certain leverage-based thresholds. If these thresholds are triggered, we would be required to make these mandatory prepayments. See “—Long-Term Debt” below for more detail regarding the terms of our Second Amended and Restated Senior Secured Credit Facilities.

Based on our return to positive operating cash flows and current cash position, as well as revolving commitments available to us under the Second Amended and Restated Senior Secured Credit Facilities, we believe that our current financial resources will be sufficient to fund the Company's liquidity requirements for the next twelve months.

Dividend Policy

On August 6, 2024, our board of directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable to holders of record of our common stock. On October 29, 2024, the Company’s board of directors declared a dividend for the quarter ending December 31, 2024 of $0.015 per share payable to holders of record of our common stock. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

Our business is conducted through our subsidiaries. Dividends, distributions and other payments from, and cash generated by, our subsidiaries will be our principal sources of cash to repay indebtedness, fund operations and pay dividends. Accordingly, our ability to pay dividends to our stockholders is dependent on the earnings and distributions of funds from our subsidiaries. In addition, the covenants in the agreements governing our existing indebtedness, including the Second Amended and Restated Senior Secured Credit Facilities, significantly restrict the ability of our subsidiaries to pay dividends or otherwise transfer assets to us. See “—Long-Term Debt”, “Risk Factors—Risks Relating to Ownership of Our Common Stock—Because we are a holding company with no operations of our own, we rely on dividends, distributions, and transfers of funds from our subsidiaries” and “Risk Factors—Risks Relating to Ownership of Our Common Stock—We cannot assure you that we will continue to pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.”

Prior to its mandatory conversion on May 2, 2024, each share of our outstanding redeemable convertible preferred stock accumulated dividends at a rate per annum equal to 7% of the accreted liquidation preference, which compounded quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at our option, was to be paid either in cash or by adding to the accreted liquidation preference. For each of the quarterly periods ended September 30, 2023, December 31, 2023 and March 31, 2024, we elected to pay dividends on the redeemable convertible preferred stock in cash. The aggregate amount of such dividends was $8.6 million in each of the quarterly periods ended September 30, 2023, December 31, 2023 and March 31, 2024. On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock, including Onex-related entities, that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. On May 2, 2024 (the Conversion Date), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date, in accordance with the terms of the conversion feature as described in more detail below. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Cash was paid in lieu of fractional shares of common stock. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

Share Repurchases

On November 3, 2023, our Board approved a further extension and expansion of our previously authorized $20 million share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board. During the year ended December 31, 2023, we repurchased an aggregate of 5,064,140 shares of common stock for $16.9 million under the repurchase program as then in effect.

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

We repurchased an aggregate of 2,815,473 shares of common stock for $13.8 million under the share repurchase program during the year ended December 31, 2024. There was $17.6 million remaining available for share repurchases under the share repurchase program as of December 31, 2024.

During the year ended December 31, 2023, we repurchased an aggregate of 5,064,140 shares of common stock for $16.9 million under the repurchase program as then in effect.

Insurance Settlements

Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Emerald was previously insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. However, Emerald’s renewed event cancellation insurance policies for the policy years beginning in 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for our renewed 2024 primary event cancellation insurance policy is $100.0 million. We have also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2024 and Surf Expo Summer 2024 shows, with a coverage limit of approximately $7.6 million and $7.8 million, respectively.

During the first quarter of fiscal year 2024, we received business interruption insurance proceeds of $1.0 million from our insurance carrier. Additionally, we received payments of $0.5 million from our insurance carrier to recover the lost revenues, net of costs saved, of a trade show cancelled due to weather during the year ended December 31, 2024, and we concluded that the receipt of $0.5 million of additional insurance proceeds was realizable as of December 31, 2024. As a result, during the year ended December 31, 2024, we reported other income, net of $1.5 million to recognize the amounts that were recovered from the insurance company.

On August 3, 2022, we reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. During the years ended December 31, 2024, 2023 and 2022, we recorded other income, net of $1.5 million, $2.8 million and $182.8 million, respectively, related to event cancellation insurance claim and settlement proceeds deemed to be realizable by our management. For the year ended December 31, 2024, $1.0 million was received during the year and $0.5 million was received in the first quarter of fiscal year 2025. For the years ended December 31, 2023 and 2022, all such amounts were received during the respective periods in which they were recorded.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$46.8	$40.3
Net cash used in investing activities	$(25.0)	$(21.0)
Net cash used in financing activities	$(31.2)	$(54.2)

Operating Activities

Operating activities consist primarily of net income (loss) adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the year ended December 31, 2024 increased $6.5 million to $46.8 million, from $40.3 million during the year ended December 31, 2023. The increase was primarily due to a $10.4 million increase in net income (loss) to net income of $2.2 million in fiscal year 2024 from net loss of $8.2 million in fiscal year 2023 as well as lower cash used for working capital of $7.9 million during 2024. The decrease in cash used for working capital was primarily due to an increase in cash inflows from accounts receivable and a decrease in outflows from accounts payable and other current liabilities, income taxes payable and operating lease liabilities, offset by lower cash inflows from deferred revenues. These increases to cash provided by operating activities were partly offset by a $11.8 million decrease in non-cash adjustments to net income in 2024. The decrease in non-cash adjustments to net income was primarily attributable to a $16.7 million decrease in depreciation and amortization expense and a $2.3 million decrease in loss on extinguishment of debt offset by a $7.3 million increase in intangible asset impairment.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the year ended December 31, 2024 increased $4.0 million to $25.0 million from $21.0 million during the year ended December 31, 2023. The increase was primarily due to an increase in aggregate cash used for business acquisitions during the year ended December 31, 2024 of $16.2 million compared to $9.5 million in the prior year. The Company completed four and one business acquisitions in the years ended December 31, 2024 and 2023, respectively. In addition, the Company’s purchases of property, plant and equipment increased by $0.7 million during the year ended December 31, 2024. These increases in cashed used for investing activities were offset by a $2.4 million decrease in purchases of intangible assets, from $10.9 million in the year ended December 31, 2023 to $8.5 million in the year ended December 31, 2024.

Financing Activities

Financing activities primarily consist of payment of the preferred and common stock dividends, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the year ended December 31, 2024 was $31.2 million, comprised of $13.8 million in share repurchases associated with our share repurchase programs, payment of an aggregate of $8.6 million of cash dividends on our outstanding redeemable convertible preferred stock, payment of $6.1 million of cash dividends on our common stock and $4.2 million in repayments of principal on the term loan portion of our Amended and Restated Senior Secured Credit Facilities as then in effect. We also received $1.5 million in proceeds from issuance of common stock under our equity plans.

Foreign Currency Risk

The Company has recently expanded its trade show footprint to encompass several international shows. The Company may be exposed to foreign currency risk to the extent that it enters into transactions or collects revenue related to these international shows denominated in currencies other than the U.S. dollar, the reporting currency of the Company, as a result of exposure from fluctuating currency exchange rates. As the majority of the Company’s trade shows are currently held in the United States and denominated in the U.S. dollar, management does not expect significant exposure in the near term to foreign currency risk.

Free Cash Flow

Free Cash Flow of $37.0 million for the year ended December 31, 2024 increased $8.2 million, from $28.8 million for the year ended December 31, 2023.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023.”

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, our wholly owned subsidiary, Emerald X, Inc. (“ Emerald X”) entered into the Second Amended and Restated Senior Secured Credit Facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent, providing for (i) a seven-year $515.0 million Second Amended and Restated Term Loan Facility, scheduled to mature on January 30, 2032 and (ii) a $110.0 million Second Amended and Restated Revolving Credit Facility, scheduled to mature on January 30, 2030. A portion of the proceeds of the Second Amended and Restated Term Loan Facility were used to refinance all existing loans outstanding under Emerald X’s previously existing Amended and Restated Senior Secured Credit Facilities, and to pay costs and expenses in connection with the refinancing. The balance of the proceeds of the Second Amended and Restated Term Loan Facility remained on the balance sheet of Emerald X and may be used from time to time for general business purposes, including the financing of acquisitions. The Second Amended and Restated Revolving Credit Facility was not drawn at the closing of the refinancing and may be used from time to time for general business purposes, including the financing of acquisitions.

Rates and Fees

Term Loans under the Second Amended and Restated Senior Secured Credit Facilities bear interest at a rate equal to, at Emerald X’s option, either:

•
a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one month Term SOFR plus 1.00%; in each case plus 2.75%, or
•
Term SOFR plus 3.75%.

Revolving Loans under the Second Amended and Restated Senior Secured Credit Facilities bear interest at a rate equal to, at Emerald ’s option, either:

•
a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one month Term SOFR plus 1.00%; in each case plus 1.25%, or
•
Term SOFR plus 2.25%;

in each case of any Revolving Loans, subject to one step-up of 0.25% if the Total First Lien Net Leverage Ratio (as defined in the Second Amended and Restated Senior Secured Credit Facilities) exceeds 2.50 to 1.00 and one additional step-up of 0.25% if the Total First Lien Net Leverage Ratio exceeds 2.75 to 1.00.

The Second Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.25% per annum, calculated on the unused portion of the facility, which may be increased to 0.375% if the Total First Lien Net Leverage Ratio exceeds 3.00 to 1.00 and to 0.50% if the Total First Lien Net Leverage Ratio exceeds 3.50 to 1.00. Upon the issuance of letters of credit under the Second Amended and Restated Senior Secured Credit Facilities, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Second Amended and Restated Revolving Credit Facility.

Payments and Commitment Reductions

The Second Amended and Restated Term Loan Facility requires scheduled quarterly payments, each equal to 0.25% of the original principal amount of the loans made under the Second Amended and Restated Term Loan Facility on January 30, 2025.

The Second Amended and Restated Senior Secured Credit Facilities require certain mandatory prepayments of outstanding loans under the Second Amended and Restated Term Loan Facility, subject to certain exceptions and step-downs, based on (i) a percentage of net cash proceeds of certain asset sales and casualty and condemnation events in excess of certain thresholds (subject to certain reinvestment rights), (ii) net cash proceeds of any issuance of debt, excluding permitted debt issuances and (iii) a percentage of Excess Cash Flow (as defined in the Second Amended and Restated Senior Secured Credit Facilities) in excess of certain thresholds during a fiscal year.

Guarantees, Collateral, Covenants and Events of Default

All obligations under the Second Amended and Restated Senior Secured Credit Facilities are guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, substantially all of Emerald X’s direct and indirect wholly-owned domestic subsidiaries, and such obligations and the related guarantees are secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X or by any guarantor.

The Second Amended and Restated Senior Secured Credit Facilities contain customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on payments, repayments and modifications of subordinated indebtedness; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business.

In addition, the Second Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit and collateralized letters of credit) exceeds 35% of the total commitments thereunder.

Events of default under the Second Amended and Restated Senior Secured Credit Facilities include, among others and subject to certain customary exceptions and limitations, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstayed judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document.

Previous Amended and Restated Senior Secured Credit Facilities

Prior to the completion of the 2025 Refinancing Transactions described above, Emerald X was a party to a senior secured credit facility (the “Amended and Restated Senior Secured Credit Facilities”) entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent. The Amended and Restated Senior Secured Credit Facilities provided for a term loan facility (the “Extended Term Loan Facility”) in the amount of approximately $415.3 million, maturing on May 22, 2026, and a $110.0 million revolving credit facility. The terms of the Amended and Restated Senior Secured Credit Facilities were similar to the terms of the Second Amended and Restated Senior Secured Credit Facilities described above, except that the interest rate applicable to the term loans under the Amended and Restated Senior Secured Credit Facilities was equal to, at the option of Emerald X,

•
the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or
•
an alternate base rate (“ABR”) plus 4.00% per annum.

As of December 31, 2024, we were in compliance with the terms of the Amended and Restated Senior Secured Credit Facilities. For more information regarding the Amended and Restated Senior Secured Credit Facilities as in effect for the periods covered by this Management’s Discussion and Analysis, see Note 7, Debt, to the audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2024.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in millions)
Contractual obligations(1)	$69.9	$38.2	$29.0	$2.7	$—
Long-term debt obligations(2)	409.2	4.2	405.0	—	—
Short-term debt obligations(3)	—	—	—	—	—
Operating lease obligations(4)	10.3	4.0	6.2	0.1	—
Interest on long-term debt obligations(5)	54.2	39.1	15.1	—	—
Totals:	$543.6	$85.5	$455.3	$2.8	$—
(1)
We have entered into certain contractual obligations to secure trade show venues. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.
(2)
Represents principal obligations with respect to term loan borrowings under the Amended and Restated Senior Secured Credit Facilities as in effect on December 31, 2024.
(3)
Represents principal obligations with respect to revolving loan borrowings under the Amended and Restated Senior Secured Credit Facilities as in effect on December 31, 2024.
(4)
We have entered into certain operating leases for real estate facilities. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts of rents payable at fixed or minimum prices.

(5)
Represents interest expense on term loan borrowings under the Amended and Restated Senior Secured Credit Facilities using the interest rates in effect at December 31, 2024. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Revenue Recognition and Allowance for Credit Losses

Connections

A significant portion of the Company’s annual revenue is generated from the Connections segment through the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Trade show and other events generated approximately 89%, 89% and 87% of revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Content

Revenues from the Company’s Content category primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector as well as custom content agency revenues. These revenues are recognized in the period in which the digital products are provided or publications are issued or when the custom content is delivered to the customer. Typically, the fees charged are collected after the digital products are provided, the publications are issued or the custom content is delivered. Content category revenues generated approximately 6%, 6% and 8% of revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Commerce

Revenues from the Commerce category primarily consist of sales from the Company’s software-as-a-service Elastic Suite platform. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals. Subscription software and services revenues generated approximately 5%, 5% and 5% of revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense, or have exposure to credit losses with relation to these revenue streams. Bad debt expense is recognized in the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense. Accounts receivable are presented on the face of the consolidated balance sheet, net of an allowance for credit losses in 2024 and 2023.

Barter Transactions

The Company has barter transactions in which the Company provides booth space, sponsorship or advertising in exchange for promotional, advertising, marketing or other services in the ordinary course of business. The transaction price for these contracts is measured on the standalone selling price of the booth space, sponsorship or advertising promised to the customer, unless there is no standalone selling price, in which case the non-cash consideration received is based on management’s estimated fair value. Revenues from barter transactions are recognized during the period in which the advertisements are run or when an event stages and are included in consolidated revenues in the consolidated statements of (loss) income and comprehensive (loss) income. Barter transaction costs are recorded upon receipt and usage of the advertising and services, as applicable, and are reflected as cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income. For the years ended December 31, 2024, 2023 and 2022, the Company recognized barter revenues of $18.8 million, $7.0 million and $1.2 million, respectively. Barter transaction costs totaled $18.8 million, $7.0 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2024, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from 41.0% to 234.9%. Reporting units in which the fair value exceeded carrying value by less than 50% included $25.6 million of goodwill. Of the $573.8 million of goodwill, the carrying value equals the fair value for no reporting units as of October 31, 2024. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense long-term growth assumptions ranging from 1.5% growth to 3.0% growth, at a discount rate ranging from 10.6% to 11.8%.

The discount rate and long-term growth rate used to determine the fair value of the reporting unit, which exceeded carrying value by less than 50%, were 11.3% and 3.0%, respectively. Changes in these assumptions would have a significant impact on the valuation model. Holding all other assumptions constant, a hypothetical 100 basis point increase in the discount rate assumption would decrease the fair value of the reporting unit by approximately 12.8%, which would not result in a hypothetical impairment charge. Holding all other assumptions constant, a hypothetical 100 basis point decrease in the long-term growth rate assumption would decrease the fair value of the reporting unit by approximately 7.3%, which would not result in a hypothetical impairment charge.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $573.8 million as of December 31, 2024.

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

2024
	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	7 years
Definite-lived trade names	3-30 years	21 years
Acquired technology	3-7 years	6 years
Acquired content	5.5-7 years	6 years
Computer software	3-5 years	4 years

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
•
Volatility — The expected volatility is based on our publicly traded stock price and historical average volatilities.
•
Risk-Free Rate — The risk-free rate is based on the yields of United States Treasury securities with maturities similar to the expected term of stock option for each stock option grant.
•
Forfeiture Rate — Estimates of pre-vesting forfeitures, or forfeiture rates, are based on an internal analysis, which primarily considers the award recipients’ position within the Company.

•
Dividend Yield — During 2024, we adopted a policy of paying quarterly cash dividends on common stock, and resumed paying cash dividends in August 2024. Stock option grants include an expected dividend yield which is commensurate with the Company’s quarterly dividend policy.

See Note 12, Stock-Based Compensation, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to stock-based compensation.

Income Taxes

We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. Given our current earnings and anticipated future earnings, we believe that there is a realistic possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the our valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in the provision for income taxes for the period the release is recorded. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of (loss) income and comprehensive (loss) income as an adjustment to income tax expense in the period that includes the enactment date.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our senior secured credit facilities as in effect from time to time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt” for further description of these credit facilities. As of December 31, 2024, we had $409.2 million of variable rate term loan borrowings outstanding and no variable rate revolving borrowings outstanding under our Amended and Restated Senior Secured Credit Facilities as then in effect. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.0 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2024.

Historically, inflation has not had a material effect on our business, results of operations, cash flows or financial condition. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. While we have strategies to manage and offset these pressures, our inability or failure to do so could harm our business, results of operations and financial condition. For example, changes in inflation rates influence interest rates, which in turn impact the fair value of our investments and yields on new investments. Changes in inflation rates may also impact our financial statements and operating results in several areas. Operating expenses, including payrolls, are impacted to a certain degree by the inflation rate. We do not believe that inflation rates have had a material effect on our results of operations for the periods presented. However, recent economic trends have resulted in inflationary conditions, including pressure on wages, and sustained inflationary conditions in future periods that could affect our business.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	62

Consolidated Balance Sheets as of December 31, 2024 and 2023	65

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Years Ended December 31, 2024, 2023 and 2022	66

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2024, 2023 and 2022	67

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	68

Notes to Consolidated Financial Statements	70

Schedule I – Condensed Financial Information of Registrant for the Years Ended December 31, 2024, 2023 and 2022	114

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023 and 2022	118

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Emerald Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerald Holding, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of (loss) income and comprehensive (loss) income, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Goodwill Impairment Assessment – A Certain Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $573.8 million as of December 31, 2024, of which a portion relates to a certain reporting unit. Management tests goodwill for impairment on October 31 of each year, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. During the fourth quarter of 2024, in connection with the Company’s annual impairment assessment, management performed a quantitative assessment of the Company’s fair value of goodwill using an income approach. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) margin, discount rate, debt free net working capital, capital expenditures and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of a certain reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, the discount rate, and capital expenditures; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of a certain reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, the discount rate, and capital expenditures. Evaluating management’s assumptions related to forecasted revenues, EBITDA margins, and capital expenditures involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of a certain reporting unit; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

Annual Indefinite-Lived Intangible Asset Impairment Assessment – A Certain Indefinite-Lived Trade Name

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s indefinite-lived intangible assets consist of trade names. The Company’s consolidated indefinite-lived trade names balance was $45.7 million as of December 31, 2024, of which a portion relates to a certain indefinite-lived trade name. Indefinite-lived intangible assets are tested annually for impairment at October 31, or between annual tests if the Company becomes aware of an event or a change in circumstances that would indicate the carrying value of an asset group may be impaired. The fair value of the trade name is compared to the carrying value of each trade name. If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. The fair values of the Company’s indefinite-lived trade name asset groups are calculated by management using a form of the income approach referred to as the “relief from royalty payments” method. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, tax rate, and royalty rate.

The principal considerations for our determination that performing procedures relating to the annual indefinite-lived intangible asset impairment assessment of a certain indefinite-lived trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain indefinite-lived trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, the discount rate, and the royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessment, including controls over the valuation of a certain indefinite-lived trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain indefinite-lived trade name; (ii) evaluating the appropriateness of the relief from royalty payments method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty payments method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, the discount rate, and the royalty rate. Evaluating management’s assumptions related to forecasted revenues and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand associated with a certain indefinite-lived trade name; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty payments method and (ii) the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 14, 2025

We have served as the Company’s auditor since 2015.

Emerald Holding, Inc.

Consolidated Balance Sheets

December 31, 2024 and 2023

(dollars in millions, share data in thousands, except par value)	2024	2023
Assets
Current assets
Cash and cash equivalents	$194.8	$204.2
Trade and other receivables, net of allowances of $1.6 million and $1.4 million, as of December 31, 2024 and 2023, respectively	82.5	85.2
Prepaid expenses and other current assets	29.6	21.5
Total current assets	306.9	310.9
Noncurrent assets
Property and equipment, net	1.8	1.5
Intangible assets, net	155.9	175.1
Goodwill, net	573.8	553.9
Right-of-use lease assets	6.4	8.8
Other noncurrent assets	3.9	3.7
Total assets	$1,048.7	$1,053.9
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable and other current liabilities	$40.7	$46.6
Income tax payable	—	0.2
Cancelled event liabilities	1.2	0.6
Deferred revenues	190.5	174.3
Contingent consideration	0.7	0.2
Right-of-use lease liabilities, current portion	4.0	4.0
Term loan, current portion	4.2	4.2
Total current liabilities	241.3	230.1
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	398.5	398.7
Deferred tax liabilities, net	4.9	3.1
Right-of-use lease liabilities, noncurrent portion	5.5	8.9
Other noncurrent liabilities	12.6	8.5
Total liabilities	662.8	649.3
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2024 and 2023: 80,000; zero and 71,403 shares issued and outstanding; aggregate liquidation preference of zero and $492.6 million at December 31, 2024 and 2023, respectively	—	497.1
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at December 31, 2024 and 2023: 800,000; 201,447 and 62,915 shares issued and outstanding at December 31, 2024 and 2023, respectively	2.0	0.6
Additional paid-in capital	1,034.0	559.2
Accumulated deficit	(650.1)	(652.3)
Total stockholders’ equity (deficit)	385.9	(92.5)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$1,048.7	$1,053.9

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income

Years Ended December 31, 2024, 2023 and 2022

(dollars in millions, share data in thousands except loss per share)	2024	2023	2022
Revenues	$398.8	$382.8	$325.9
Other income, net	1.5	2.8	182.8
Cost of revenues	147.5	137.6	116.5
Selling, general and administrative expense	170.4	168.3	145.0
Depreciation and amortization expense	28.3	45.0	59.5
Goodwill impairment charge	—	—	6.3
Intangible asset impairment charge	7.3	—	1.6
Operating income	46.8	34.7	179.8
Interest expense	47.8	43.3	24.5
Interest income	8.5	8.2	2.7
Loss on extinguishment of debt	—	2.3	—
Loss on disposal of fixed assets	—	0.2	—
Income (loss) before income taxes	7.5	(2.9)	158.0
Provision for income taxes	5.3	5.3	27.2
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc.	$2.2	$(8.2)	$130.8
Accretion to redemption value of redeemable convertible preferred stock	(12.7)	(42.0)	(38.8)
Participation rights on if-converted basis	—	—	(60.2)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(10.5)	$(50.2)	$31.8
Basic (loss) income per share	$(0.07)	$(0.78)	$0.46
Diluted (loss) income per share	$(0.07)	$(0.78)	$0.46
Basic weighted average common shares outstanding	156,592	63,959	69,002
Diluted weighted average common shares outstanding	156,592	63,959	69,148

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2024, 2023 and 2022

			Total Emerald Holding, Inc. Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at December 31, 2021	71,442	$433.9	70,026	$0.7	$653.2	$(774.9)	$(121.0)
Stock-based compensation	—	—	362	—	5.9	—	5.9
Issuance of common stock under equity plans	—	—	37	—	0.1	—	0.1
Accretion to redemption value of redeemable convertible preferred stock	—	38.8	—	—	(38.8)	—	(38.8)
Redeemable convertible preferred stock conversion	(25)	(0.3)	46	—	0.3	—	0.3
Repurchase of common stock	—	—	(2,883)	—	(10.4)	—	(10.4)
Net income and comprehensive income	—	—	—	—	—	130.8	130.8
Balances at December 31, 2022	71,417	$472.4	67,588	$0.7	$610.3	$(644.1)	$(33.1)
Stock-based compensation	—	—	312	—	7.4	—	7.4
Issuance of common stock under equity plans	—	—	53	—	0.2	—	0.2
Accretion to redemption value of redeemable convertible preferred stock	—	42.0	—	—	(42.0)	—	(42.0)
Redeemable convertible preferred stock conversion	(14)	(0.1)	26	—	0.1	—	0.1
Repurchase of common stock	—	—	(5,064)	(0.1)	(16.8)	—	(16.9)
Preferred stock cash dividend	—	(17.2)	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(8.2)	(8.2)
Balances at December 31, 2023	71,403	$497.1	62,915	$0.6	$559.2	$(652.3)	$(92.5)
Stock-based compensation	—	—	—	—	6.1	—	6.1
Issuance of common stock under equity plans	—	—	566	—	1.5	—	1.5
Accretion to redemption value of redeemable convertible preferred stock	—	12.7	—	—	(12.7)	—	(12.7)
Redeemable convertible preferred stock conversion	(71,403)	(501.2)	140,782	1.4	499.8	—	501.2
Repurchase of common stock	—	—	(2,816)	—	(13.8)	—	(13.8)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—
Dividends on common stock	—	—	—	—	(6.1)	—	(6.1)
Net income and comprehensive income	—	—	—	—	—	2.2	2.2
Balances at December 31, 2024	—	$—	201,447	$2.0	$1,034.0	$(650.1)	$385.9

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Operating activities
Net income (loss)	$2.2	$(8.2)	$130.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5.8	7.8	5.8
Allowance for credit losses	0.5	0.3	0.4
Depreciation and amortization	28.3	45.0	59.5
Goodwill impairments	—	—	6.3
Intangible asset impairments	7.3	—	1.6
Loss on disposal of fixed assets	—	0.2	—
Non-cash operating lease expense	2.4	2.6	3.4
Amortization of deferred financing fees and debt discount	4.3	3.0	1.7
Loss on lease abandonment	0.1	0.9	3.0
Loss on extinguishment of debt	—	2.3	—
Deferred income taxes	1.8	1.3	0.3
Remeasurement of contingent consideration	(1.2)	(2.3)	(33.3)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	4.5	(8.6)	(24.9)
Insurance receivables	(0.5)	—	—
Prepaid expenses and other current assets	(4.2)	(1.9)	(4.8)
Other noncurrent assets	(0.6)	(0.4)	(0.1)
Accounts payable and other current liabilities	(7.9)	(11.0)	6.2
Cancelled event liabilities	0.6	(2.7)	(6.5)
Contingent consideration	(0.2)	—	(2.1)
Income tax payable	(2.5)	(2.7)	1.4
Deferred revenues	8.7	19.5	29.9
Operating lease liabilities	(3.3)	(4.1)	(4.7)
Other noncurrent liabilities	0.7	(0.7)	1.2
Net cash provided by operating activities	46.8	40.3	175.1
Investing activities
Acquisition of businesses, net of cash acquired	(16.2)	(9.5)	(37.6)
Working capital adjustment receivable from seller	1.0	—	—
Purchase of marketable securities	—	—	(50.0)
Proceeds from maturity of marketable securities	—	—	50.0
Purchases of property and equipment	(1.3)	(0.6)	(1.8)
Purchases of intangible assets	(8.5)	(10.9)	(8.5)
Net cash used in investing activities	(25.0)	(21.0)	(47.9)
Financing activities
Payment of contingent consideration for acquisition of businesses	—	(3.7)	(4.4)
Repayment of principal on Amended and Restated Term Loan Facility	—	(239.4)	(104.2)
Proceeds from Extended Term Loan Facility	—	239.4	—
Repayment of principal on Extended Term Loan Facility	(4.2)	(2.1)	—
Original issuance discount	—	(12.5)	—
Fees paid for debt issuance	—	(2.0)	(0.4)
Repurchase of common stock	(13.8)	(16.9)	(10.4)
Dividends on common stock	(6.1)	—	—
Preferred stock cash dividend	(8.6)	(17.2)	—
Proceeds from issuance of common stock under equity plans	1.5	0.2	0.1
Net cash used in financing activities	(31.2)	(54.2)	(119.3)
Net (decrease) increase in cash and cash equivalents	(9.4)	(34.9)	7.9
Cash and cash equivalents
Beginning of year	204.2	239.1	231.2
End of year	$194.8	$204.2	$239.1

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2024, 2023 and 2022

(in millions)	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid for income taxes	$4.6	$6.9	$25.6
Cash paid for interest	$43.8	$38.1	$22.5

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2024 acquisitions	$5.2	$—	$—
Contingent consideration related to 2023 acquisition	$—	$0.7	$—
Contingent consideration related to 2022 acquisitions	$—	$—	$6.9
Unpaid capital expenditures	$0.3	$—	$—
Conversion of redeemable convertible preferred stock to common stock	$501.2	$—	$—
Amended and Restated Term Loan Facility	$—	$(175.9)	$—
Extended Term Loan Facility	$—	$175.9	$—

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

The Company is a leading operator of large business-to-business (“B2B”) trade shows principally in the United States (“U.S.”), with operations in the United Kingdom (“U.K.”), France and other international markets. The Company leverages its trade shows as market-driven platforms, to integrate live events, media content, industry insights, digital tools, data-focused solutions and e-commerce platforms in three complementary business lines - Connections, Content and Commerce.

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

Results of our reportable segments for the years ended December 31, 2024, 2023 and 2022 reflect the updated segment presentation discussed below in Note 18, Segment Information.

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

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and in money market mutual funds, which at times may exceed federally insured limits. As of December 31, 2024 and 2023, the Company held $163.7 million and $177.0 million of money market mutual funds, respectively, which are highly liquid and quoted in active markets. The Company considers cash deposits in banks and money market mutual funds with original maturities at purchase of three months or less to be cash equivalents. As of December 31, 2024 and 2023, amounts receivable from credit card processors, totaling $0.5 million and $0.4 million, respectively, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

Marketable Securities

The Company purchased $50.0 million in marketable securities during the year ended December 31, 2022. These matured during the same year and therefore the Company no longer held any marketable securities as of December 31, 2022. The Company did not purchase any marketable securities during the years ended December 31, 2024 and 2023. Therefore, there were no unrealized holding gains or losses at December 31, 2024 or December 31, 2023. The Company has in the past held, and may from time to time, hold marketable securities that consist of certificates of deposit with financial institutions with maturities over three months and up to one year. These have historically been classified as marketable debt securities as their underlying investments primarily consist of corporate debt securities. These certificates of deposits have readily ascertainable values as they can be readily purchased or sold using established markets. These investments are generally classified as available-for-sale and reported at fair value. Fair value is generally based on available market information including quoted broker or dealer quotations, or other observable inputs.

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

The Company’s contingent consideration liabilities related to acquisitions made in 2024, 2023 and 2022 are classified as Level 3 liabilities, which are measured at fair value based on significant unobservable inputs and re-measured to an updated fair value at each reporting period. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

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

Cash and cash equivalents, accounts receivable, and the revolving credit facility and term loan potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss for cash and cash equivalents, these financial instruments are primarily held with large, reputable financial institutions in the United States. As of December 31, 2024 and 2023, the Company’s uninsured cash and cash equivalents balances totaled $194.8 million and $204.2 million, respectively. As of December 31, 2024 and 2023, the Company’s trade receivables balances totaled $82.5 million and $85.2 million, respectively. No single customer accounts for more than 10% of gross accounts receivable as of December 31, 2024 or 2023. As of December 31, 2024 and 2023, an allowance for credit losses was recorded to account for potential credit losses. Credit risk with respect to trade receivables is low due to the Company’s large customer base dispersed across different industries.

As of December 31, 2024 and 2023, the fair value and carrying value of the Company’s debt is summarized in the following table:

	December 31, 2024
(in millions)	Fair Value	Carrying Value
Extended Term Loan Facility, with interest at SOFR plus 5.10% (equal to 9.46%) at period end, including short-term portion	$411.0	$409.2
Total	$411.0	$409.2

	December 31, 2023
(in millions)	Fair Value	Carrying Value
Extended Term Loan Facility, with interest at SOFR plus 5.10% (equal to 10.46%) at period end, including short-term portion	$415.0	$413.3
Total	$415.0	$413.3

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

Property and Equipment

Property and equipment is carried at cost less accumulated depreciation and impairment losses, if any. Property and equipment is depreciated on a straight-line basis over the estimated useful lives of 1 to 10 years (shorter of economic useful life or lease term) for leasehold improvements and 1 to 10 years for equipment, which includes computer hardware, event equipment and office furniture.

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

	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	7 years
Definite-lived trade names	3-30 years	21 years
Acquired technology	3-7 years	6 years
Acquired content	5.5-7 years	6 years
Computer software	3-5 years	4 years

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

The fair values of the Company’s indefinite-lived trade name asset groups are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rates are estimated using evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. The fair value of the trade name is then compared to the carrying value of each trade name. If the carrying amount of the trade name exceeds its fair value, an impairment loss would be reported. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, tax rate, and royalty rate. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Refer to Note 6, Intangible Assets and Goodwill, for the indefinite-lived intangible asset impairments recorded during the years ended December 31, 2024 and 2022.

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

Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions including, projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, debt free net working capital, capital expenditures and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors. The Company bases these fair value estimates on assumptions management believes to be reasonable but which are unpredictable and inherently uncertain. A change in underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause the fair value of the reporting unit to be less than its carrying amount and result in additional impairments of goodwill in the future. The Company corroborates the reasonableness of the total fair value of the reporting units by assessing the implied control premium based on the Company’s market capitalization. The Company’s market capitalization is calculated using the relevant shares outstanding and stock price of the Company’s publicly traded shares. In the event of a goodwill impairment, the Company would be required to record an impairment, which would impact earnings and reduce the carrying amounts of goodwill on the consolidated balance sheet. Refer to Note 6, Intangible Assets and Goodwill, for the goodwill impairment recorded during the year ended December 31, 2022.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. As of December 31, 2024 and 2023, the Company’s contingent consideration balances totaled $10.7 million and $6.9 million, respectively. Contingent consideration of $0.7 million and $0.2 million as of December 31, 2024 and 2023, respectively, are included within contingent consideration in the consolidated balance sheets and contingent consideration of $10.0 million and $6.7 million, respectively, are included within other noncurrent liabilities in the consolidated balance sheets. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Refer to Note 3, Revenues, for further information related to the Company’s revenues.

Connections

A significant portion of the Company’s annual revenue is generated from the Connections segment through the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Trade show and other events generated approximately 89%, 89% and 87% of revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Content

Revenues from the Company’s Content category primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector as well as custom content agency revenues. These revenues are recognized in the period in which the digital products are provided or publications are issued or when the custom content is delivered to the customer. Typically, the fees charged are collected after the digital products are provided, the publications are issued or the custom content is delivered. Content category revenues generated approximately 6%, 6% and 8% of revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Commerce

Revenues from the Commerce category primarily consist of sales from the Company’s software-as-a-service Elastic Suite platform. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals. Subscription software and services revenues generated approximately 5%, 5% and 5% of revenues for the years ended December 31, 2024, 2023 and 2022, respectively.

Deferred Revenue

The Company typically invoices and collects payment in-full from customers prior to the staging of a trade show or other event and records deferred revenues in the consolidated balance sheets until the staging of the trade show or other event. As of December 31, 2024 and 2023, the Company had current deferred revenues of $190.5 million and $174.3 million, respectively, of which, $57.5 million and $54.7 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Other Income

The Company maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Emerald’s event cancellation insurance policies beginning with policy year 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. During the years ended December 31, 2024 and 2023, the Company reported other income, net of $1.5 million and $2.8 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management during the years ended 2024 and 2023, respectively, in the consolidated statements of (loss) income and comprehensive (loss) income. On August 3, 2022, the Company reached an agreement to settle outstanding insurance litigation relating to event cancellation insurance for proceeds of $148.6 million. In total, the Company received payments of $182.8 million from its insurance carrier to recover the lost revenues, net of costs saved, of the affected 2021 and 2020 trade shows during the year ended December 31, 2022. As a result, during the year ended December 31, 2022, the Company reported other income, net of $182.8 million to recognize the amount that was recovered from the insurance company in the consolidated statements of (loss) income and comprehensive (loss) income.

Barter Transactions

The Company has barter transactions in which the Company provides booth space, sponsorship or advertising in exchange for promotional, advertising, marketing or other services in the ordinary course of business. The transaction price for these contracts is measured on the standalone selling price of the booth space, sponsorship or advertising promised to the customer, unless there is no standalone selling price, in which case the non-cash consideration received is based on management’s estimated fair value. Revenues from barter transactions are recognized during the period in which the advertisements are run or when an event stages and are included in consolidated revenues in the consolidated statements of (loss) income and comprehensive (loss) income. Barter transaction costs are recorded upon receipt and usage of the advertising and services, as applicable, and are reflected as cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income. For the years ended December 31, 2024, 2023 and 2022, the Company recognized barter revenues of $18.8 million, $7.0 million and $1.2 million, respectively. Barter transaction costs totaled $18.8 million, $7.0 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

Segment Reporting

Operating segments are components of an enterprise for which discrete financial reporting information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Emerald’s Chief Executive Officer (“CEO”) is considered the CODM. Effective October 31, 2023, Emerald’s management structure was reorganized and the discrete financial reporting information regularly provided to the CODM to facilitate his allocation of resources and assessment of performance was updated to reflect the new structure. As a result, there was a change in reporting segments. The CODM evaluates performance and allocates resources based on the results of three operating segments. The Connections segment is the only operating segment which meets the criteria to be classified as a reportable segment. The Connections reportable segment includes all of Emerald’s trade shows and other live events. The other two operating segments, which provide diverse media services and e-commerce software solutions, do not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, and as such are referred to as “All Other.” Refer to Note 18, Segment Information, for information regarding the Company’s reportable segments.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. These costs include brand advertising, telemarketing, direct mail and other sales promotion expenses associated with the Company’s trade shows, conference events, digital media, Elastic Suite platform and publications. Advertising and marketing costs totaled $8.6 million, $9.6 million and $10.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
•
Volatility —The expected volatility is based on the Company’s publicly traded stock price and historical average volatilities.
•
Risk-Free Rate —The risk-free rate is based on the yields of United States Treasury securities with maturities similar to the expected term of stock option for each stock option grant.
•
Forfeiture Rate —Estimates of pre-vesting forfeitures, or forfeiture rates, are based on an internal analysis, which primarily considers the award recipients’ position within the Company.
•
Dividend Yield —During 2024, the Company adopted a policy of paying quarterly cash dividends on common stock, and resumed paying cash dividends in August 2024. Stock option grants include an expected dividend yield which is commensurate with the Company’s quarterly dividend policy.

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

Market-based Share Awards

The Company granted performance-based market condition share awards to one senior executive in 2020 under the 2017 Omnibus Equity Plan. These awards are classified as liabilities, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. The fair value of performance-based market condition share awards is estimated using a risk-neutral Monte Carlo simulation model. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions. Refer to Note 12, Stock-Based Compensation, for further information regarding the Company’s performance-based market condition share awards.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its redeemable convertible preferred stock as mezzanine equity outside of stockholders’ equity (deficit) when the stock contains contingent redemption features that are not solely within the Company’s control. Each share of redeemable convertible preferred stock accumulated dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. For each of the quarterly periods ended March 31, 2024, December 31, 2023 and September 30, 2023, the Company elected to pay dividends on the redeemable convertible preferred stock in cash.

The Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary thereof, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary thereof, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary thereof, the accreted liquidation preference. In addition, if there was a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing. The Company also had the right to require the conversion of all shares of redeemable convertible preferred stock into shares of the Company’s common stock if the closing price of its common stock on the NYSE exceeded 175% of the conversion price for a period of 20 consecutive trading days. Refer to Note 11, Stockholders’ Equity (Deficit) and Redeemable Convertible Preferred Stock, for further information regarding the conversion of the Company’s redeemable convertible preferred stock during the year ended December 31, 2024.

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

Note 2. Adoption of New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss. The standard is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 in December 2024 and the adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires disclosure of disaggregated information about certain income statement expense line items in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods with fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption will have on the disclosures within the Company’s consolidated financial statements.

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

Commerce revenues primarily consist of software-as-a-service subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $190.5 million and $174.3 million as of December 31, 2024 and 2023, respectively. Long-term deferred revenues as of December 31, 2024 and 2023 were $0.2 million and $0.9 million, respectively, and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $190.7 million and $175.2 million, as of December 31, 2024 and 2023, respectively.

The accounts receivable and deferred revenue balances related to cancelled events have been reclassified to cancelled event liabilities in the consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of December 31, 2024, cancelled event liabilities of $1.2 million represents $0.1 million of deferred revenues for cancelled trade shows and $1.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the consolidated balance sheets. As of December 31, 2023, cancelled event liabilities of $0.6 million represents $0.5 million of deferred revenues for cancelled trade shows and $0.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the consolidated balance sheets.

The following table represents the deferred revenue activity for the years ended December 31, 2024 and 2023, respectively:

(in millions)	2024	2023
Balance at beginning of period	$175.2	$152.6
Invoiced during the period	179.1	167.2
Consideration earned during the period	(170.7)	(148.2)
Additions related to business combinations	7.1	3.6
Balance at end of period	$190.7	$175.2

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $0.2 million as of December 31, 2024.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Year Ended December 31,
	2024	2023	2022
Revenues	(in millions)
Connections	$355.1	$340.2	$282.6
Content	22.8	23.5	27.9
Commerce	20.9	19.1	15.4
Total revenues	$398.8	$382.8	$325.9

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of December 31, 2024 and 2023, the Company does not have material contract assets.

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

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including write-offs and the current-period provision for expected credit losses for the year ended December 31, 2024 were $0.3 million and $0.5 million, respectively, and for the year ended December 31, 2023 were $0.4 million and $0.3 million, respectively. The activities in this account for the year ended December 31, 2022 were not material.

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

Note 4. Business Acquisitions

The Company acquired certain assets and assumed certain liabilities of four companies in 2024 (the “2024 Acquisitions”), one company in 2023 (the “2023 Acquisition”) and two companies in 2022 (the “2022 Acquisitions”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $19.9 million and $8.4 million for the business acquisitions in the years ended December 31, 2024 and 2023, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce. The fair values of acquired customer-relationship intangibles are estimated using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow analysis include future cash flows, growth rates, discount rates, and tax rates. These assumptions are used in developing the present value of future cash flow projections which are the basis of the fair value calculation.

2024 Acquisitions

GRC World Forums (“GRC”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in the governance, risk management and compliance sectors and also to expand its global footprint, the Company executed a share purchase agreement on August 5, 2024 to acquire all the assets and assume certain liabilities of the UK-based business known as GRC World Forums (collectively known as “GRC”). GRC produces in-person events and livestream experiences in the governance, risk management and compliance business sectors. The total estimated purchase price of $2.9 million included an initial cash payment of $1.2 million and contingent consideration with an estimated fair value of $1.2 million. As of December 31, 2024, the estimated fair value of the contingent consideration was $0.8 million. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

The contingent consideration liability related to the acquisition of GRC consists of a potential payment based on a range of multiples, which are dependent upon the acquisition’s compounded average EBITDA growth rate between 2024 and 2027, being applied to their EBITDA growth from 2024 EBITDA. The payment is expected to be settled in the first quarter of 2028.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. There was $2.0 million of revenue and $0.3 million of net income generated from the acquisition of GRC during the year ended December 31, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

Over the Pond Media (“Glamping Americas”)

In furtherance of the Company’s portfolio optimization strategy to expand its footprint in the outdoor industry, particularly focused on a market that combines outdoor adventure with upscale accommodations, the Company executed an asset purchase agreement on August 5, 2024 to acquire all the assets and assume certain liabilities of the business known as Over the Pond Media (collectively known as “Glamping Americas”). Glamping Americas produces the only glamping industry event in the Americas. The total estimated purchase price of $3.0 million included an initial cash payment of $2.3 million and contingent consideration with an estimated fair value of $0.4 million. The contingent consideration liability related to the acquisition of Glamping Americas consists of a potential payment based on Glamping America’s 2024 EBITDA. The payment is expected to be settled in the first quarter of 2025. As of December 31, 2024, the estimated fair value of the contingent consideration was $0.4 million. The acquisition was financed with cash from operations.

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. There was $1.2 million of revenue and $0.4 million of net income generated from the acquisition of Glamping Americas during the year ended December 31, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	August 5, 2024
Trade and other receivables	$0.1
Prepaid expenses and other current assets	0.2
Goodwill	2.6
Intangible assets	0.8
Deferred Revenues	(0.7)
Purchase price, including working capital adjustment	$3.0

The Futurist

On May 7, 2024, the Company executed an asset purchase agreement to acquire the assets and assume certain liabilities of the Blockchain Futurist Conference and its associated experiences (collectively known as the “Futurist”). The total estimated purchase price of $1.9 million included an initial cash payment of $1.1 million and contingent consideration with an estimated fair value of $0.9 million. As of December 31, 2024, the estimated fair value of the contingent consideration was $0.3 million. The Company recorded goodwill of $1.8 million in connection with the Futurist acquisition. The acquisition was financed with cash from operations. There was $1.6 million of revenue and $0.2 million of net income generated from the acquisition of Futurist during the year ended December 31, 2024.

Hotel Interactive

In furtherance of the Company’s portfolio optimization strategy to enhance its best-in-class hosted buyer platform, the Company executed an asset purchase agreement on January 19, 2024 to acquire all the assets and assume certain liabilities of the business known as Hotel Interactive. Hotel Interactive produces hosted buyer events in the hotel, hospitality, food service and healthcare and senior living space sectors. The total estimated purchase price of $13.5 million included an initial cash payment of $11.6 million and contingent consideration with an estimated fair value of $2.7 million, as well as a $0.8 million post close working capital adjustment receivable from the seller. As of December 31, 2024, the estimated fair value of the contingent consideration was $2.0 million. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. During the year ended December 31, 2024, the Company received $1.0 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company’s consolidated statement of cash flow. The acquisition was financed with cash from operations.

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

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. There was $8.6 million of revenue and $0.5 million of net income generated from the acquisition of Hotel Interactive during the year ended December 31, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

2023 Acquisition

Lodestone Events (“Lodestone”)

In furtherance of the Company’s strategy to expand into the growing business-to-consumer event space, the Company executed an asset purchase agreement on January 9, 2023 to acquire certain assets and assume certain liabilities of the business known as Lodestone for a total estimated purchase price of $10.2 million, which included an initial cash payment of $9.5 million and contingent consideration with an estimated fair value of $0.7 million. The contingent consideration liability related to the acquisition of Lodestone consists of a potential payment based on Lodestone’s average annual EBITDA during the period from January 1, 2025 through December 31, 2026. The payment is expected to be settled in the second quarter of 2027. As of December 31, 2024, the estimated fair value of the contingent consideration was $4.6 million. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. Lodestone produces the Overland Expo series of vehicle-based, adventure travel consumer shows. The acquisition was financed with cash from operations.

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

2022 Acquisitions

Bulletin, Inc. (“Bulletin”)

In furtherance of the Company’s strategy to combine both in-person and e-commerce offerings, the Company executed an asset purchase agreement on July 11, 2022 to acquire certain assets and assume certain liabilities of the business known as Bulletin for a total estimated purchase price of $9.9 million, which included an initial cash payment of $8.9 million and contingent consideration with an estimated fair value of $1.0 million. The contingent consideration liability related to the acquisition of Bulletin of $1.0 million, consists of a potential payment based on the 2026 Bulletin EBITDA. The 2026 payment is expected to be settled in the second quarter of 2027. As of December 31, 2024, the estimated fair value of the contingent consideration was not material. Bulletin is an online wholesale market for retail where brands, buyers and designers gather to connect and discover new products. The acquisition was financed with cash from operations.

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

Advertising Week

In furtherance of the Company’s strategy to provide year-round engagement and optimize its portfolio within strategic growth industries, the Company executed an asset purchase agreement on June 21, 2022 to acquire all the assets and assume certain liabilities of the business known as Advertising Week from Stillwell Partners for a total estimated purchase price of $34.3 million, which included an initial cash payment of $28.4 million and contingent consideration with an estimated fair value of $5.9 million. As of December 31, 2024, the estimated fair value of the contingent consideration was $2.3 million. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. Advertising Week is a global event and thought leadership platform focused on marketing, media, technology, and culture. The acquisition was financed with cash from operations.

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

The contingent consideration liability related to the acquisition of Advertising Week in the amount of $5.9 million as of the acquisition date, consists of two potential payments: the 2023 payment and the 2026 payment. The 2023 payment was based on a multiple of 2023 EBITDA growth from a specified EBITDA target. The Advertising Week business did not achieve growth from the specified EBITDA target in fiscal year 2023 and therefore did not receive the 2023 payment. The 2026 payment is based on a range of multiples, which are dependent upon the acquisition’s 5-year compounded annual EBITDA growth rate from 2021 through 2026, being applied to the average annual EBITDA growth in calendar years 2024, 2025 and 2026, from a specified EBITDA target, less the 2023 payment. The 2026 payment will be settled in the second quarter of 2027. The 2023 and 2026 payments are not capped as they are based on increases in EBITDA. Therefore, there is no pre-determined upper limit to the undiscounted range.

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

Supplemental Pro-Forma Financial Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2024, 2023 and 2022 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies. Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

	Year Ended December 31,
	2024	2023	2022
(in millions)	(Unaudited)
Pro-forma revenues(1)
Hotel Interactive	$—	$7.9	$—
Other 2024 acquisitions(2)	0.9	4.9	—
Lodestone	—	—	6.4
Advertising Week	—	—	5.5
Emerald revenue	398.8	382.8	325.9
Total pro-forma revenues	$399.7	$395.6	$337.8

Pro-forma net income (loss)
Hotel Interactive	$—	$0.8	$—
Other 2024 acquisitions(2)	(0.8)	0.8	—
Lodestone	—	—	0.5
Bulletin	—	—	(2.1)
Advertising Week	—	—	(0.7)
Emerald net income (loss)	2.2	(8.2)	130.8
Total pro-forma net income (loss)	$1.4	$(6.6)	$128.5
(1)
Pro-forma revenues from the Bulletin acquisition were not material to the year ended December 31, 2022.
(2)
Includes the Company’s acquisitions of Futurist, Glamping Americas and GRC in the year ended December 31, 2024.

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2024	2023
Furniture, equipment and other	$5.8	$5.2
Leasehold improvements	1.4	1.0
	$7.2	$6.2
Less: Accumulated depreciation	(5.4)	(4.7)
Property and equipment, net	$1.8	$1.5

Depreciation expense related to property and equipment for the years ended December 31, 2024, 2023 and 2022 was $1.0 million, $1.0 million and $1.6 million, respectively.

Note 6. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consist of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2024	$45.7	$363.6	$92.3	$8.4	$2.6	$45.1	$2.3	$560.0
Accumulated amortization	—	(343.5)	(27.6)	(5.7)	(1.4)	(25.9)	—	(404.1)
Net carrying amount at December 31, 2024	$45.7	$20.1	$64.7	$2.7	$1.2	$19.2	$2.3	$155.9

Gross carrying amount at December 31, 2023	$52.6	$365.4	$91.1	$8.4	$2.6	$36.9	$1.6	$558.6
Accumulated amortization	—	(336.7)	(22.6)	(4.7)	(1.0)	(18.5)	—	(383.5)
Net carrying amount at December 31, 2023	$52.6	$28.7	$68.5	$3.7	$1.6	$18.4	$1.6	$175.1

Amortization expense for the years ended December 31, 2024, 2023 and 2022 was $27.3 million, $44.0 million and $56.1 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2025	23.6
2026	18.7
2027	13.3
2028	7.3
2029	5.0
Thereafter	40.0
$107.9

Intangible asset impairments for the year ended December 31, 2024, included non-cash impairments of $7.3 million for indefinite-lived and definite-lived trade name intangible assets. There were no intangible asset impairments for the year ended December 31, 2023. Intangible asset impairments for the year ended December 31, 2022, included non-cash impairments of $1.6 million for indefinite-lived trade name intangible assets. All intangible asset impairments are presented in the consolidated statements of (loss) income and comprehensive (loss) income as intangible asset impairments.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

2024 Impairments

During the fourth quarter of 2024, the Company identified an impairment trigger for one of its definite-lived intangible assets due to the cancellation of a certain event that was not contributing to profitability. As a result, during the fourth quarter of 2024, the Company recorded an impairment of $0.4 million to write-off the carrying value related to the definite-lived trade name intangible asset in the Connections reportable segment. The impairment is reported in intangible asset impairments in the consolidated statements of (loss) income and comprehensive (loss) income. The long-lived asset impaired during the fourth quarter of 2024 had a remaining fair value of zero due to the cancellation of the event related to the trade name intangible asset.

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

Impairment of Indefinite-Lived Intangible Assets

2024 Impairments

During the third quarter of 2024, the Company identified an interim impairment trigger for two of its indefinite-lived intangible assets due to the cancellation of certain events that were not contributing to profitability. As a result, the Company performed a quantitative analysis utilizing the “relief from royalty payments” method with assumptions that are considered level 3 inputs. As a result of the interim impairment assessment, the Company recorded an impairment of $6.3 million to certain indefinite-lived trade name intangible assets. The impairment is reported in intangible asset impairments in the consolidated statements of (loss) income and comprehensive (loss) income.

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2024. The quantitative analysis utilized the “relief from royalty payments” method with assumptions that are considered level 3 inputs and concluded one of the indefinite-lived trade name assets had a carrying value in excess of its fair value as of October 31, 2024. As a result, during the fourth quarter of 2024, the Company recorded an impairment of $0.6 million related to a certain indefinite-live trade name intangible asset. The impairment is reported in intangible asset impairments in the consolidated statements of (loss) income and comprehensive (loss) income. The indefinite-lived trade name intangible asset impaired during the fourth quarter of 2024 had a remaining fair value of $1.1 million as of October 31, 2024.

The Company recorded total impairments of $6.9 million to certain indefinite-lived trade name intangible assets related to the Connections reportable segment for the year ended December 31, 2024.

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

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Commerce (Legacy)	Design, Creative & Technology (Legacy)	Connections	All Other	All Other (Legacy)	Total
Balance at December 31, 2022	$356.1	$160.8	$—	$—	$28.6	$545.5
Acquired goodwill	—	—	8.4	—	—	8.4
Transfers	(356.1)	(160.8)	509.9	35.6	(28.6)	—
Balance at December 31, 2023	$—	$—	$518.3	$35.6	$—	$553.9
Acquired goodwill	—	—	19.9	—	—	19.9
Balance at December 31, 2024	$—	$—	$538.2	$35.6	$—	$573.8

Impairment of Goodwill

2024 Impairment

During the fourth quarter of 2024, in connection with the Company’s annual impairment assessment, the Company performed a quantitative assessment of the Company’s fair value of goodwill using an income approach with assumptions that are considered level 3 inputs and concluded that the fair value of all reporting units exceeded their respective carrying values. The fair values of the reporting units were determined by discounting estimated future cash flows, which were determined based on forecasted revenues, EBITDA margins, debt free net working capital, capital expenditures and other factors, at a discount rate ranging from 10.6% to 11.8%. As of the date of the Company’s assessment, there were no reporting units where the fair value of the reporting unit was equal to its carrying value.

No goodwill impairment was recorded in connection with the Company’s annual impairment assessment as of October 31, 2024.

The Company also considers the amount of headroom for a reporting unit when determining whether an impairment exists. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing the annual impairment analysis as of October 31, 2024, the Company determined that the carrying amount of certain reporting units did not exceed their respective fair values. Based on the results of the impairment test performed as of October 31, 2024, the fair values of the reporting units exceeded their carrying value between 41.0% and 234.9%.

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

Total accumulated goodwill impairments are $686.0 million through December 31, 2024.

Note 7. Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2024	December 31, 2023
Extended Term Loan Facility, with interest at SOFR plus 5.10% as of December 31, 2024 and 2023, respectively, (equal to 9.46% and 10.46% at December 31, 2024 and 2023, respectively) due 2026, net(a)	$402.7	$402.9
Less: Current maturities	4.2	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$398.5	$398.7

(a)
The Extended Term Loan Facility (as defined below), scheduled to mature on May 22, 2026, was recorded net of unamortized discount of $5.6 million and net of unamortized deferred financing fees of $0.9 million as of December 31, 2024. The Extended Term Loan Facility as of December 31, 2023 was recorded net of unamortized discount of $8.9 million and net of unamortized deferred financing fees of $1.5 million. The fair market value of the Company’s debt under the Extended Term Loan Facility was $411.0 million as of December 31, 2024.

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

The Term Loan Amendment replaced the interest rate applicable to the term loans with a rate equal to, at the option of Emerald X, (i) the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or (ii) an alternate base rate (“ABR”) plus 4.00% per annum. Prior to the Term Loan Amendment, the interest rate applicable to the term loans was a rate equal to, at the option of Emerald X, (i) LIBOR plus 2.75% or 2.50% per annum, depending on Emerald X’s first lien net leverage ratio or (ii) ABR plus 1.75% or 1.50% per annum, depending on Emerald X’s first lien net leverage ratio. The effective interest rate at December 31, 2024 and December 31, 2023 was 10.68% and 11.66%, respectively.

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

The Term Loan Amendment also reset scheduled quarterly payments, each equal to 0.25% of the original principal amount of the Extended Term Loan Facility. Further, the Term Loan Amendment modified the prepayment provisions so that, upon the occurrence of a repricing transaction, subject to certain specified exceptions, Emerald X would have been required to pay a prepayment fee of 2%, in the event of a repricing transaction occurring within the first twelve months after the Term Loan Amendment Effective Date, or 1%, in the event of a repricing transaction occurring on a date that is between twelve months after the Term Loan Amendment Effective Date and eighteen months after the Term Loan Amendment Effective Date. No prepayment premium is payable for prepayments made after the eighteen month anniversary of the Term Loan Amendment Effective Date. Emerald X made no voluntary prepayments on the Extended Term Loan Facility during the years ended December 31, 2024 and 2023.

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

Emerald X was required to pay a quarterly commitment fee in respect of the unutilized revolving commitments under the Amended and Restated Credit Agreement in an amount equal to 0.50% per annum, calculated on the unused portion of the facility, which is reduced to 0.375% upon achievement of a Total First Lien Ratio of 3.50 to 1.00. Upon the issuance of letters of credit under the Amended and Restated Credit Agreement, Emerald X was required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Amended and Restated Credit Agreement.

Emerald X had no outstanding borrowings under the revolving portion of its Amended and Restated Credit Agreement as of December 31, 2024 and 2023. Emerald X had $0.7 million and $1.0 million, respectively, in stand-by letters of credit outstanding under the revolving portion of its Amended and Restated Credit Agreement as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, revolving borrowings under the Amended and Restated Credit Agreement were subject to an interest rate equal to Term SOFR plus 2.25% or ABR plus 1.25%. As of December 31, 2024, Emerald X had $109.3 million in additional revolving borrowing capacity under the Amended and Restated Credit Agreement (after giving effect to $0.7 million of outstanding letters of credit).

Guarantees; Collateral; Covenants; Events of Default

All obligations under the Amended and Restated Senior Secured Credit Facilities were guaranteed by Emerald X’s direct parent company and, subject to certain exceptions, by all of Emerald X’s direct and indirect wholly owned domestic subsidiaries. As of December 31, 2024, all of Emerald X’s domestic subsidiaries and Emerald X’s direct parent have provided guarantees.

Subject to certain limitations, the obligations under the Amended and Restated Senior Secured Credit Facilities were secured by a perfected first priority security interest in substantially all tangible and intangible assets owned by Emerald X or by any guarantor.

The Amended and Restated Senior Secured Credit Facilities contained customary incurrence-based negative covenants, including limitations on indebtedness; limitations on liens; limitations on certain fundamental changes (including, without limitation, mergers, consolidations, liquidations and dissolutions); limitations on asset sales; limitations on dividends and other restricted payments; limitations on investments, loans and advances; limitations on repayments of subordinated indebtedness; limitations on transactions with affiliates; limitations on changes in fiscal periods; limitations on agreements restricting liens and/or dividends; and limitations on changes in lines of business. In addition, the Extended Revolving Credit Facility contained a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 total first lien net secured leverage ratio test. This financial covenant was required to be tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Extended Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit and cash collateralized letters of credit) exceeded 35% of the total commitments thereunder. As of December 31, 2024, this financial covenant had not been triggered and Emerald X was in compliance with all covenants under the Amended and Restated Senior Secured Credit Facilities.

Events of default under the Amended and Restated Senior Secured Credit Facilities include, among others, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstated judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Amended and Restated Senior Secured Credit Facilities through December 31, 2024.

During the years ended December 31, 2024, 2023 and 2022, Emerald X made no revolving loan borrowings or revolving loan repayments under the Amended and Restated Credit Agreement.

Interest Expense

Interest expense reported in the consolidated statements of (loss) income and comprehensive (loss) income consists of the following:

	Year Ended December 31,
(in millions)	2024	2023	2022
Extended Term Loan Facility	$43.0	$23.8	$—
Amended and Restated Term Loan Facility	—	13.9	22.3
Term Loan Amendment third party fees	—	2.1	—
Non-cash interest for amortization of debt discount and debt issuance costs	4.3	3.0	1.7
Revolving credit facility interest and commitment fees	0.5	0.5	0.5
Total interest expense	$47.8	$43.3	$24.5

Note 8. Leases

The Company accounts for leases in accordance with ASC 842: Leases. The Company determines if an arrangement is or contains a lease at contract inception. The Company’s leases consist of operating leases for office space and certain equipment. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are reported on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company’s leases have a remaining contractual term of 1 years to 5 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of December 31, 2024. The Company’s weighted-average remaining lease term was 2.6 years and 3.5 years as of December 31, 2024 and 2023, respectively.

Short-term operating leases with a contractual term of 12 months or less are not reported on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the consolidated statements of (loss) income and comprehensive (loss) income and are considered rent expense. Short-term operating lease costs were not material for the years ended December 31, 2024, 2023 and 2022, respectively. Leases with a duration of less than one month are not included in rent expense. Operating lease cost is recognized on a straight-line basis over the related lease term. Rent expense was $3.3 million, $4.2 million and $7.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company reported $1.2 million in rent expense on the consolidated statements of (loss) income and comprehensive (loss) income as cost of revenues for the years ended December 31, 2024, 2023 and 2022, and $2.1 million, $3.0 million and $6.3 million in rent expense on the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense for the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $0.1 million, $0.9 million and $3.0 million, respectively, of loss on lease abandonment for operating lease ROU assets related to offices closed in 2024, 2023 and 2022, respectively, which are reported on the consolidated statements of (loss) income and comprehensive (loss) income as selling, general and administrative expense.

Certain of the Company’s lease agreements include variable lease payments. Variable lease costs were $0.1 million, $0.2 million and $0.2 million for the each of the years ended December 31, 2024, 2023 and 2022, respectively.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of December 31, 2024 were as follows:

(in millions)	December 31, 2024
2025	$4.0
2026	4.0
2027	1.7
2028	0.5
2029	0.1
Thereafter	—
Minimum lease payments	$10.3
Less: Imputed interest	(0.8)
Present value of minimum lease payments	$9.5

Supplemental cash flow and other information related to leases were as follows:

	December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the consolidated statements of cash flows	$3.9	$4.6	$5.4
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$0.2	$1.9	$1.9

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental collateralized borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.2% and 5.1% as of December 31, 2024 and 2023, respectively.

Note 9. Fair Value Measurements

As of December 31, 2024, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 31, 2024
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$31.1	$31.1	$—	$—
Money market mutual funds(a)	163.7	163.7	—	—
Total assets at fair value	$194.8	$194.8	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	10.7	—	—	10.7
Total liabilities at fair value	$11.2	$—	$—	$11.2
(a)
The Company’s money market mutual funds of $163.7 million as of December 31, 2024 are included within cash and cash equivalents in the consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds are based on unadjusted quoted prices on the reporting date.

(b)
The market-based share awards liability of $0.5 million as of December 31, 2024 is included within other noncurrent liabilities in the consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $0.7 million as of December 31, 2024 is included within contingent consideration in the consolidated balance sheets and contingent consideration of $10.0 million is included within other noncurrent liabilities in the consolidated balance sheets.

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

The contingent consideration liability of $10.7 million as of December 31, 2024 consists of liabilities of $0.7 million, $9.2 million and $0.8 million, which are expected to be paid in 2025, 2027 and 2028, respectively.

As of December 31, 2024 and 2023, the contingent consideration liability related to the acquisition of Advertising Week was $2.3 million and $4.9 million, respectively, which consisted of two potential payments, the 2023 payment and the 2026 payment. During 2023, the specified EBITDA target for the 2023 payment was not met and therefore this amount as of December 31, 2024 represents the estimated 2026 payment. The 2026 payment is based on a range of multiples, which are dependent upon the acquisition’s 5-year compounded annual EBITDA growth rate from 2021 through 2026, being applied to the average annual EBITDA growth in calendar years 2024, 2025 and 2026, from a specified EBITDA target, less the 2023 payment. The 2026 payment is expected to be settled in the second quarter of 2027. The 2026 payment is not capped as it is based on increases in EBITDA. Therefore, there is no pre-determined upper limit to the undiscounted range.

Contingent consideration related to the Company’s other acquisitions amounted to $8.4 million and $2.0 million as of December 31, 2024 and 2023, respectively. These contingent payments are based on the achievement of various revenue or EBITDA growth metrics. The Company expects to pay $0.7 million, $6.9 million and $0.8 million, in 2025, 2027 and 2028, respectively, related to these contingent consideration liabilities as of December 31, 2024. The Company paid $0.2 million in contingent consideration during the first quarter of 2024 in relation to the Company’s acquisition of AV-iQ. The Company paid $3.7 million in contingent consideration during the second quarter of 2023 in relation to the Company’s acquisition of PlumRiver. The contingent consideration paid during the first quarter of 2023 in relation to the Company’s acquisition of EDspaces was not material.

The Company’s contingent consideration liabilities are remeasured based on the methodologies described above at the end of each reporting period. As a result of these remeasurements, during 2024, 2023 and 2022, the Company recorded a $1.2 million, $2.4 million and $33.6 million decrease in the fair value of its contingent consideration liabilities, respectively, which is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income.

The table below summarizes the changes in fair value of the Company’s contingent consideration liabilities during the years ended December 31, 2024, 2023 and 2022:

(in millions)	2024	2023	2022
Balance at beginning of period	$6.9	$12.3	$36.2
Payment of contingent consideration	(0.2)	(3.7)	(6.5)
Fair value remeasurement adjustments	(1.2)	(2.4)	(33.6)
Business acquisition	5.2	0.7	6.9
Measurement period adjustment	—	—	8.9
Contingent compensation	—	—	0.4
Balance at end of period	$10.7	$6.9	$12.3

The market-based share award liability was $0.5 million and $0.8 million as of December 31, 2024 and 2023, respectively. Changes in the fair value of the market-based share award liability is included in selling, general and administrative expense in the consolidated statements of (loss) income and comprehensive (loss) income. The determination of the fair value of the market-based share award liability could change in future periods. See Note 12, Stock-Based Compensation, for additional information with respect to the market-based share awards.

Note 10. Related-Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 91.6% of the Company’s outstanding common stock at December 31, 2024. Affiliates of Onex Corporation held a 96.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. The Company made payments of $0.5 million, $0.8 million and $0.3 million to Convex during the years ended December 31, 2024, 2023 and 2022, respectively. The Company had $0.2 million and $0.3 million due to Convex as of December 31, 2024 and 2023, respectively. Additionally, certain of the Company’s tradeshows and other events are held at facilities managed by ASM Global (“ASM”). During the third quarter of 2024, affiliates of Onex Corporation sold their ownership position in ASM. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $1.0 million, $1.3 million and $1.4 million during the years ended December 31, 2024, 2023 and 2022, respectively. These payments are included in cost of revenues in the consolidated statements of (loss) income and comprehensive (loss) income.

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

Mandatory Conversion of Preferred Stock

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

The Company’s Board of Directors (the “Board of Directors” or the “Board”) approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (the “Preferred Stock” and such dividend, the “Preferred Cash Dividend”) for each of the periods ending March 31, 2024, December 31, 2023 and September 30, 2023, respectively, and the Company paid Preferred Stock Cash Dividends for a total of $8.6 million, or $0.12 per share, in each such period. Of this amount, approximately $8.4 million in the aggregate was paid to Onex-related entities in each such period. As a result of the mandatory conversion on May 2, 2024, the dividends that accrued in the period since the March 31, 2024 Preferred Stock Cash Dividend were settled in stock as a result of the mandatory conversion on May 2, 2024.

There were no cash dividends on preferred stock declared or paid for the year ended December 31, 2022. The following is a summary of the preferred stock dividends paid for the years ended December 31, 2024 and 2023:

	2024
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	March 12, 2024	—	—	—
Stockholders of record on	March 26, 2024	—	—	—
Dividend paid on	March 28, 2024	—	—	—
Dividend per share	$0.1200	$—	$—	$—
Cash dividend paid	$8.6	$—	$—	$—

	2023
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	—	—	August 1, 2023	November 3, 2023
Stockholders of record on	—	—	August 1, 2023	November 3, 2023
Dividend paid on	—	—	September 29, 2023	December 28, 2023
Dividend per share	$—	$—	$0.1200	$0.1200
Cash dividend paid	$—	$—	$8.6	$8.6

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

Redemption Features

The Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary of the First Closing Date, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary of the First Closing Date, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary of the First Closing Date, the accreted liquidation preference. In addition, if there was a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the First Closing Date. If, after the Company ceased to have a controlling stockholder group, there was a change of control transaction involving the Company, holders of redeemable convertible preferred stock could elect to (x) convert their redeemable convertible preferred stock into shares of common stock at the then-current conversion price or (y) require the Company to redeem the redeemable convertible preferred stock for cash, at a price per share equal to the then-unpaid accreted liquidation preference. Although only Unaffiliated Directors (as defined below) could have been involved in any decisions with respect to the Company’s rights to exercise the redemption features, the holders of the redeemable convertible preferred stock controlled the majority of the votes through representation on the board of directors. Therefore, the redeemable convertible preferred stock was required to be accreted to its redemption price on the date the redemption option first became exercisable. For the fiscal years ending December 31, 2024 and 2023, the Company recorded $12.7 million and $42.0 million, respectively, in deemed dividends, representing the accretion of the redeemable convertible preferred stock to the redemption value.

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

For so long as the redeemable convertible preferred stock represented a minimum percentage of the outstanding shares of common stock on an as-converted basis as set forth in the Certificate of Designations relating to the redeemable convertible preferred stock, the holders of the redeemable convertible preferred stock had the right to appoint up to five members of the Company’s Board of Directors.

All decisions of the Company’s Board with respect to the exercise or waiver of the Company’s rights relating to the redeemable convertible preferred stock were determined by a majority of the Company’s directors that are not employees of the Company or affiliated with Onex (“Unaffiliated Directors”), or a committee of Unaffiliated Directors.

As part of the transactions contemplated by the Investment Agreement, the Company and Onex entered into a Registration Rights Agreement whereby Onex is entitled to certain demand and piggyback registration rights in respect of the redeemable convertible preferred stock and the shares of common stock issuable upon conversion thereof.

Dividends

There were no dividends paid or declared with respect to the Company’s common stock for the years ended December 31, 2023 and 2022. The following is a summary of the common stock dividends paid for the year ended December 31, 2024:

	2024
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	—	—	August 6, 2024	October 29, 2024
Stockholders of record on	—	—	August 19, 2024	November 11, 2024
Dividend paid on	—	—	August 28, 2024	November 19, 2024
Dividend per share	$—	$—	$0.0150	$0.0150
Cash dividend paid	$—	$—	$3.1	$3.0

Share Repurchases

October 2024 Share Repurchase Program Extension and Expansion (“October 2024 Share Repurchase Program”)

On October 29, 2024, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board. The Company repurchased 1,536,769 shares for $7.3 million during the year ended December 31, 2024 under this extension and expansion. There was $17.6 million remaining available for share repurchases under the October 2024 Share Repurchase Program as of December 31, 2024. The share repurchase program may be suspended or discontinued at any time without notice.

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company repurchased 1,278,704 shares for $6.5 million during the year ended December 31, 2024 under this repurchase program. The Company did not repurchase any shares during the year ended December 31, 2023 under this extension and expansion; however, the Company repurchased 5,064,140 shares for $16.9 million during the year ended December 31, 2023 under the October 2022 Share Repurchase Program described below.

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

In April 2017, the Board approved the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. During 2021, the 2017 Plan was amended and restated principally to provide for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan by 13,000,000 shares. During 2023, the 2017 Plan was further amended and restated principally to provide for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan by 4,900,000 shares. A total of 3,673,109 shares were available for future grant under the 2017 Plan as of December 31, 2024.

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

ESPP expense recognized by the Company was not material for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024, the Company has issued 170,958 shares to employees under the ESPP.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2024
	Range	Weighted-Average
Expected volatility	61.4% to 67.0%
Dividend yield	—
Risk-free interest rate	3.6% to 4.5%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$3.68

Year Ended December 31, 2023
	Range	Weighted-Average
Expected volatility	34.7% to 38.6%
Dividend yield	—
Risk-free interest rate	3.5% to 4.5%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$1.49

Year Ended December 31, 2022
	Range	Weighted-Average
Expected volatility	31.5% to 34.5%
Dividend yield	—
Risk-free interest rate	1.4% to 3.7%
Expected term (in years)	5.5 to 9.1
Weighted-average fair value at grant date		$1.09

There were 371,000 stock options granted during the year ended December 31, 2024. There were 8,794,112 stock options vested and exercisable at December 31, 2024.

There were 7,195,786 and 990,000 stock options granted during the years ended December 31, 2023 and 2022, respectively. There were 6,231,142 and 4,959,488 stock options vested and exercisable at December 31, 2023 and 2022, respectively.

Stock option activity for the year ended December 31, 2024 was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2023	19,791	$6.25	7.4	$15.7
Granted	371	5.77
Exercised	(277)	4.99
Forfeited/Expired	(2,261)	8.74
Outstanding at December 31, 2024	17,624	$5.94	6.1	$6.9
Exercisable at December 31, 2024	8,794	$7.09	4.7	$1.4

Information regarding fully vested and expected to vest stock options as of December 31, 2024 was as follows:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
	(share data in thousands)	(years)
$2.87 - $4.66	6,865	7.96
$5.02 - $7.53	6,740	4.25
$8.00 - $12.00	3,132	4.15
$12.47 - $18.71	592	3.66
$22.08 - $33.12	295	2.96
	17,624

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2024, for those options for which the market price was in excess of the exercise price.

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. During the years ended December 31, 2024, 2023 and 2022, the Company recorded stock-based compensation expense related to stock options of $5.1 million, $6.2 million and $3.8 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of (loss) income and comprehensive (loss) income. The related deferred tax benefit for stock-based compensation recognized was $1.4 million, $1.9 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The aggregate weighted average grant date fair value of stock options vested during the years ended December 31, 2024, 2023 and 2022, was $6.3 million, $3.7 million and $4.9 million, respectively. There was a total of $7.6 million unrecognized stock-based compensation expense at December 31, 2024 related to unvested stock options expected to be recognized over a weighted-average period of 1.89 years.

Restricted Stock Units

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense related to RSUs recognized in the years ended December 31, 2024, 2023 and 2022, was $1.0 million, $1.2 million and $1.9 million, respectively.

RSU activity for the year ended December 31, 2024 was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2023	541	$5.95
Granted	91	6.59
Forfeited	(18)	5.49
Vested	(346)	6.35
Unvested balance, December 31, 2024	268	$5.71

There was a total of $0.3 million unrecognized stock-based compensation expense at December 31, 2024 related to unvested RSUs expected to be recognized over a weighted-average period of 0.7 years.

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

In June 2019, the Company granted performance-based market condition share awards to two senior executives under the 2017 Omnibus Equity Plan, which entitle these employees the right to receive shares of common stock equal to a maximum value of $16.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. During the year ended December 31, 2020, performance-based market condition share awards with maximum value of $14.0 million, with an estimated 157,677 shares of common stock that would have been issued were forfeited. During the year ended December 31, 2024, performance-based market condition share awards that had been granted to one senior executive in June 2019, with maximum cash value of $4.9 million and an estimated 32,323 shares of common stock that would have been issued, were forfeited.

As of December 31, 2024, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.09 per share. The Company recorded a credit of $0.3 million in stock-based compensation expense related to performance-based market condition share awards for the year ended December 31, 2024 and expense of $0.4 million and zero, respectively, for the years ended December 31, 2023 and 2022.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are remeasured to an updated fair value at each reporting period. As of December 31, 2024 and 2023, the liability for these awards was $0.5 million and $0.8 million, respectively, and is reported on the consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The aggregate fair value of the awards at the grant date was $1.9 million. The aggregate fair value of the awards as of December 31, 2024 and 2023 was $0.4 million and $1.3 million, respectively. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. As of December 31, 2024, the weighted average remaining service period is 5.0 years in aggregate. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control.

The weighted average assumptions used in determining the fair value for the performance-based market condition share awards granted in 2020 and 2019 and remeasured at December 31, 2024 were as follows:

	Grant Date	December 31, 2024
Expected volatility	41.7%	69.8%
Dividend yield	1.1%	1.2%
Risk-free interest rate	1.3%	3.6%

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

Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company's common stock during the applicable period. Certain shares related to some of the Company's outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2024, 2023 and 2022, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were no 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding at December 31, 2024. These preferred stock shares were anti-dilutive for the years ended December 31, 2024, 2023 and 2022 and are therefore excluded from the diluted (loss) income per common share calculation.

The details of the computation of basic and diluted (loss) income per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2024	2023	2022
Net income (loss) and comprehensive income (loss) attributable to Emerald Holding, Inc.	$2.2	$(8.2)	$130.8
Accretion to redemption value of redeemable convertible preferred stock	(12.7)	(42.0)	(38.8)
Participation rights on if-converted basis	—	—	(60.2)
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(10.5)	$(50.2)	$31.8
Weighted average common shares outstanding	156,592	63,959	69,002
Basic (loss) income per share	$(0.07)	$(0.78)	$0.46
Net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders	$(10.5)	$(50.2)	$31.8
Diluted effect of stock options	—	—	146
Diluted weighted average common shares outstanding	156,592	63,959	69,148
Diluted (loss) income per share	$(0.07)	$(0.78)	$0.46
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	10,082	19,704	14,858

Note 14. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”), that was formed on January 1, 2014. The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. In March 2020, the Company suspended the Company’s 401(k) match for all participants. The Company’s 401(k) match was reinstated in August 2021. For each of the years ended December 31, 2024, 2023 and 2022, the Company recorded compensation expense of $1.5 million, $1.8 million and $1.6 million, respectively, for the employer matching contribution.

Note 15. Income Taxes

The Company’s (loss) income before income taxes expense (benefit) from its United States and foreign operations are as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
United States	$9.2	$(3.0)	$158.2
Foreign	(1.7)	0.1	(0.2)
Total	$7.5	$(2.9)	$158.0

The Company’s current and deferred income tax provision (benefit) were as follows:

	Year Ended December 31,
(in millions)	2024	2023	2022
Current
Federal	$3.3	$2.4	$20.8
State and local	0.1	1.6	6.1
Foreign	0.1	—	—
	3.5	4.0	26.9
Deferred
Federal	0.8	1.8	0.2
State and local	0.9	(0.5)	0.2
Foreign	0.1	—	(0.1)
	1.8	1.3	0.3
Total provision for income taxes	$5.3	$5.3	$27.2

The differences between income taxes expected at U.S. statutory income tax rates and the income tax provision (benefit) are set forth below:

	Year Ended December 31,
(in millions)	2024	2023	2022
Income (loss) before income taxes	$7.5	$(2.9)	$158.0
U.S. statutory tax rate	21.0%	21.0%	21.0%
Taxes at the U.S. statutory rate	1.6	(0.6)	33.2
Tax effected differences
State and local taxes, net of federal benefit	0.5	0.8	7.3
Share-based payments	4.6	0.3	0.6
Nondeductible goodwill impairment	—	—	1.1
Change in valuation allowance	(2.4)	3.7	(16.5)
Return to provision adjustments	0.9	0.3	0.1
Change in tax rates	(0.6)	0.5	0.3
Nondeductible expenses	0.7	0.4	1.1
Other, net	—	(0.1)	—
Total provision for income taxes	$5.3	$5.3	$27.2

The fluctuations of the Company’s income tax benefits and effective tax rates between the years ended December 31, 2024, 2023 and 2022, are primarily attributable to certain nondeductible expenses recorded by the Company (e.g., portion of the goodwill impairment charges that is nondeductible for tax purposes recorded during the year ended December 31, 2022). Additionally, changes in the relative mix of the Company’s operations in and among various U.S. state and local jurisdictions impact the Company’s state and local income tax benefit. Due to a lack of available sources of future taxable income, the Company recorded a full valuation allowance against its net balance of deferred tax assets.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$0.6	$1.0
Deferred compensation	0.3	0.6
Stock-based compensation	5.7	9.6
Fixed asset depreciation	1.5	0.2
Lease liabilities	2.4	3.2
Accrued expenses	0.2	0.2
Goodwill and intangible assets	—	8.6
Section 163(j) interest carryover	14.9	6.7
Other assets	0.9	0.6
Total deferred tax assets	26.5	30.7

Deferred tax liabilities
Right-of-use lease assets	(1.6)	(2.1)
Goodwill and intangible assets	(0.5)	—
Total deferred tax liabilities	(2.1)	(2.1)

Valuation allowance	(29.3)	(31.7)
Deferred tax liabilities, net	$(4.9)	$(3.1)

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. Given the Company’s current earnings and anticipated future earnings, management believes that there is a realistic possibility that within the next twelve months, sufficient positive evidence may become available to allow management to reach a conclusion that a significant portion of the Company’s valuation allowance will no longer be needed. However, the Company’s judgment regarding anticipated future earnings and the exact timing and amount of any valuation allowance release are subject to change due to many factors, including future market conditions and the ability to successfully execute its business plans. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in the provision for income taxes for the period the release is recorded. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to lack of available sources of taxable income, the Company recorded a full valuation allowance against its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $29.3 million and $31.7 million, respectively. The decrease in the valuation allowance was due to book-to-tax differences related to goodwill and intangible assets and stock-based compensation, which were offset by Section 163(j) interest carryover.

As of December 31, 2024 and 2023, the Company had zero U.S. federal net operating loss carryforwards. As of December 31, 2024 and 2023, the Company had U.S. state net operating loss carryforwards of $6.3 million and $16.0 million, respectively. The U.S. state net operating loss carryforward begins to expire in 2026. The Company does not have any income tax credit carryforwards.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022:

	December 31,
(in millions)	2024	2023	2022
Gross unrecognized tax benefits, beginning of period	$—	$—	$—
Decreases related to prior year tax positions	—	—	—
Increases related to current year tax positions	1.5	—	—
Gross unrecognized tax benefits, end of period	$1.5	$—	$—

For the years ended December 31, 2024, 2023 and 2022, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the provision for income taxes in the consolidated statements of (loss) income and comprehensive (loss) income.

As of December 31, 2024, the Company has $1.5 million of unrecognized tax benefits, which is included within other noncurrent liabilities in the consolidated balance sheets. The $1.5 million of unrecognized tax benefits as of December 31, 2024 would impact the effective income tax rate if recognized. The Company does not expect unrecognized tax benefits to change significantly over the next 12 months.

The Company is subject to U.S. federal income tax and various state and local taxes in numerous jurisdictions. The Company’s federal tax returns for 2021 through 2024 years remain open for examination by the IRS. In most cases, the Company’s state tax returns for 2021 through 2024 remain open and are subject to income tax examinations by state taxing authorities.

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

The amounts presented below represent the future minimum annual payments under the Company’s operating leases and other contractual obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2024:

	Years Ending December 31,
(in millions)	2025	2026	2027	2028	2029	Thereafter	Total
Operating leases	$4.0	$4.0	$1.7	$0.5	$0.1	$—	$10.3
Other contractual obligations	38.2	18.3	7.9	2.8	2.2	0.5	69.9
	$42.2	$22.3	$9.6	$3.3	$2.3	$0.5	$80.2

Rent expense incurred under operating leases was $3.3 million, $4.2 million and $7.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both probable and the amount or range of any possible loss is reasonably estimable. The Company did not record an accrual for loss contingencies associated with legal proceedings as of December 31, 2024 and 2023. In the opinion of management, the Company is not presently a party to any material litigation and management is not aware of any pending or threatened litigation against the Company that would have a material adverse impact on the Company’s business, consolidated balance sheets, results of operations or cash flows.

Other Commitments and Contingencies

Refer to Note 9, Fair Value Measurements, for further discussion on the contingent considerations related to the Company’s acquisition of GRC, Glamping Americas, Futurist, Hotel Interactive, Lodestone, Bulletin and Advertising Week.

Note 17. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2024	2023
Trade payables	$17.3	$24.1
Other current liabilities	11.3	9.3
Accrued event costs	7.4	6.7
Accrued personnel costs	4.7	6.5
Total accounts payable and other current liabilities	$40.7	$46.6

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

The Connections segment is the only operating segment which meets the criteria to be classified as a reportable segment. The Connections reportable segment includes all of Emerald’s trade shows and other live events. The other two operating segments, which provide diverse media services and e-commerce software solutions, do not meet the quantitative thresholds of a reportable segment and did not meet the aggregation criteria set forth in Accounting Standards Codification 280 (“ASC 280”), Segment Reporting, and as such are referred to as “All Other.”

Operating segment performance is evaluated by the Company’s CODM based on Adjusted EBITDA, defined as EBITDA exclusive of general corporate expenses, stock-based compensation expense, impairments and other items. These adjustments are primarily related to items that are managed on a consolidated basis at the corporate level. The exclusion of such charges from each segment is consistent with how the CODM evaluates segment performance. The CODM considers budget-to-actual variances and year-over-year growth on a monthly basis when assessing segment performance and making decisions about allocating resources to the segments.

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net income (loss) before income taxes:

	Years Ended December 31,
(in millions)	2024	2023	2022
Revenues
Connections Segment	$355.1	$340.2	$282.6
All Other Category	43.7	42.6	43.3
Total revenues	$398.8	$382.8	$325.9

Other income, net
Connections Segment	$1.5	$2.8	$34.2
Non-segment related(1)	—	—	148.6
Total other income, net	$1.5	$2.8	$182.8

Connections Segment expenses
Cost of Revenues	$136.0	$127.4	$106.9
Selling, general and administrative	78.3	78.8	76.9
Total expenses	$214.3	$206.2	$183.8

Adjusted EBITDA
Connections Segment	$142.3	$136.8	$133.0
Segment Adjusted EBITDA	$142.3	$136.8	$133.0

All Other Category Adjusted EBITDA	$6.2	$3.6	$0.2
Other Income, net(1)	—	—	148.6
General corporate and other expenses(2)	(46.8)	(42.6)	(42.2)
Interest expense, net	(39.3)	(35.1)	(21.8)
Loss on extinguishment of debt	—	(2.3)	—
Goodwill impairment charge	—	—	(6.3)
Intangible asset impairment charge	(7.3)	—	(1.6)
Depreciation and amortization expense	(28.3)	(45.0)	(59.5)
Stock-based compensation expense	(5.8)	(7.8)	(5.8)
Deferred revenue adjustment	—	—	(0.6)
Other items(3)	(13.5)	(10.5)	14.0
Income (loss) before income taxes	$7.5	$(2.9)	$158.0
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
(2)
General corporate and other expenses are primarily related to corporate level expenditures.

(3)
Other items for the year ended December 31, 2024 included: (i) $1.2 million in gains related to the remeasurement of contingent consideration; (ii) $8.3 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $3.7 million; (iii) $3.4 million in acquisition-related transaction costs and (iv) $3.0 million in non-recurring legal, audit and consulting fees. Other items for the year ended December 31, 2023 included: (i) $2.3 million in gains related to the remeasurement of contingent consideration; (ii) $6.1 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $1.5 million; (iii) $2.6 million in acquisition-related transaction costs and (iv) $4.1 million in non-recurring legal, audit and consulting fees. Other items for the year ended December 31, 2022 included: (i) $33.3 million in gains related to the remeasurement of contingent consideration; (ii) $6.1 million in restructuring-related transition costs, including $3.0 million in non-cash lease abandonment charges; (iii) $3.6 million in transaction costs in connection with certain acquisition transactions; (iv) $1.7 million in non-recurring legal, audit and consulting fees and (v) $7.9 million in insurance settlement related expenses.

The following table presents reportable and non-reportable segment cost of revenues and selling, general and administrative expenses:

	Years Ended December 31,
	2024	2023	2022
	(dollars in millions)
Cost of revenues
Connections Segment	$136.0	$127.4	$106.9
All Other Category	10.8	9.6	9.5
Other items(1)	0.7	0.6	0.1
Total cost of revenues	$147.5	$137.6	$116.5

Selling, general and administrative expenses
Connections Segment	$78.3	$78.8	$76.9
All Other Category	26.7	29.4	33.6
Corporate	46.8	42.6	42.2
Other items(1)	18.6	17.5	(7.7)
Total selling, general and administrative expenses	$170.4	$168.3	$145.0
(1)
Other items included in cost of revenues and selling, general and administrative expenses relate to one-time adjustments that are considered to not be indicative of ongoing segment operative performance.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. For the years ended December 31, 2024, 2023 and 2022, substantially all revenues were derived from transactions in the United States.

Note 19. Subsequent Events

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, the Company’s wholly owned subsidiary, Emerald X, Inc. (“Emerald X”) entered into the Second Amended and Restated Senior Secured Credit Facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent, providing for (i) a seven-year $515.0 million senior secured term loan facility (the “Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million senior secured revolving credit facility (the “Revolving Credit Facility”), scheduled to mature on January 30, 2030. A portion of the proceeds of the Term Loan Facility were used to refinance all existing loans outstanding under Emerald X’s previously existing Amended and Restated Senior Secured Credit Facilities, and to pay costs and expenses in connection with the refinancing. The balance of the proceeds of the Term Loan Facility remained on the balance sheet of Emerald X and may be used from time to time for general business purposes, including the financing of acquisitions. The Revolving Credit Facility was not drawn at the closing of the refinancing and may be used from time to time for general business purposes, including the financing of acquisitions.

Dividends Declared

On February 25, 2025, the Company’s Board of Directors declared a dividend for the quarter ending March 31, 2025 of $0.015 per share payable on March 20, 2025 to holders of the Company’s common stock as of March 10, 2025.

Acquisitions

On March 13, 2025, the Company signed an agreement to acquire the stock of This is Beyond Ltd., a London-based organizer of B2B trade shows serving the global luxury travel industry, for an aggregate purchase price of approximately $134.0 million. The Company expects to close the transaction during the second quarter of fiscal year 2025, subject to the satisfaction of customary closing conditions.

On March 13, 2025, the Company executed a share purchase agreement to acquire the associated assets and liabilities of Insurtech Insights, a premier operator of large-scale insurance conferences across the US, Europe, and Asia. The purchase price consideration of the transaction was approximately $26.0 million plus future contingent payments based on business performance. The Company funded this transaction with cash from operations. The initial accounting and fair value measurements of assets acquired and liabilities assumed necessary to develop the purchase price allocation has not been completed.

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2024 and 2023

(dollars in millions, share data in thousands except par value)	2024	2023
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	385.9	404.6
Total assets	$385.9	$404.6
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Redeemable convertible preferred stock
7% Series A Convertible Participating Preferred Stock, $0.01 par value; authorized shares at December 31, 2024 and 2023: 80,000; zero and 71,403 shares issued and outstanding; aggregate liquidation preference of zero and $492.6 million at December 31, 2024 and 2023, respectively	—	497.1
Stockholders’ equity (deficit)
Common stock, $0.01 par value; authorized shares at December 31, 2024 and 2023: 800,000; 201,447 and 62,915 shares issued and outstanding at December 31, 2024 and 2023, respectively	2.0	0.6
Additional paid-in capital	1,034.0	559.2
Accumulated deficit	(650.1)	(652.3)
Total stockholders’ equity (deficit)	385.9	(92.5)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$385.9	$404.6

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of (Loss) Income and Comprehensive (Loss) Income

December 31, 2024, 2023 and 2022

(dollars in millions)	2024	2023	2022
Revenues	$—	$—	$—
Other income, net	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairment charge	—	—	—
Intangible asset impairment charge	—	—	—
Operating income (loss)	—	—	—
Interest expense	—	—	—
Interest income	—	—	—
Loss on extinguishment of debt	—	—	—
Other expense	—	—	—
Loss on disposal of fixed assets	—	—	—
(Loss) income before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net (loss) income and comprehensive (loss) income of subsidiaries	—	—	—
Equity in net income (losses) and comprehensive income (losses) of subsidiaries	2.2	(8.2)	130.8
Accretion to redemption value of redeemable convertible preferred stock	(12.7)	(42.0)	(38.8)
Participation rights on if-converted basis	—	—	(60.2)
Net (loss) income and comprehensive (loss) income	$(10.5)	$(50.2)	$31.8

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2024, 2023 and 2022

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Holding, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Holding, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2024, 2023 and 2022.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2024, 2023 and 2022.

Redeemable Convertible Preferred Stock

The Company records redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The Company classifies its redeemable convertible preferred stock as mezzanine equity outside of stockholders’ equity (deficit) when the stock contains contingent redemption features that are not solely within the Company’s control. Each share of redeemable convertible preferred stock accumulated dividends at a rate per annum equal to 7% of the accreted liquidation preference, compounding quarterly by adding to the accreted liquidation preference until July 1, 2023 and thereafter, at the Company’s option, paid either in cash or by adding to the accreted liquidation preference. For each of the quarterly periods ending March 31, 2024, December 31, 2023 and September 30, 2023, the Company elected to pay dividends on the redeemable convertible preferred stock in cash, in an aggregate amount of $8.6 million for each such quarterly period.

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock, including Onex-related entities, that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date, in accordance with the terms of the conversion feature as described in more detail above. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

Prior to its conversion, the Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock on or after June 29, 2026 for a cash purchase price equal to (a) on or after the six-year anniversary thereof, 105% of the accreted liquidation preference, (b) on or after the seven-year anniversary thereof, 103% of the accreted liquidation preference or (c) on or after the eight-year anniversary thereof, the accreted liquidation preference. In addition, if there was a change of control transaction involving the Company prior to the six-year anniversary of the First Closing Date, the Company had the right to redeem all, but not less than all, of the redeemable convertible preferred stock for a cash purchase price equal to the accreted liquidation preference plus the net present value of the additional amount by which the accreted liquidation preference would have otherwise increased from the date of such redemption through the sixth anniversary of the closing.

2. Guarantees and Restrictions

As of the balance sheet dates presented herein, the Company’s wholly owned subsidiary, Emerald X, Inc. (“Emerald X”), is the borrower under the Amended and Restated Senior Secured Credit Facilities, by and among Expo Event Midco, Inc. (“EEM”), Emerald X and Emerald X’s subsidiaries as guarantors, various lenders from time to time party thereto and Bank of America, N.A., as administrative agent, as amended from time to time. The Amended and Restated Senior Secured Credit Facilities include restrictions on the ability of Emerald X and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends and make intercompany loans and advances or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the Amended and Restated Senior Secured Credit Facilities, Emerald X would be permitted to pay dividends so long as immediately after giving effect thereto, no default or event of default had occurred and was continuing, (a) up to an amount equal to, (i) a basket that builds based on 50% of Emerald X’s Consolidated Net Income (as defined in the Amended and Restated Senior Secured Credit Facilities) and certain other amounts, subject to various conditions including compliance with a fixed charge coverage ratio of 2.0 to 1.0 and (b) in certain additional limited amounts, subject to certain exceptions set forth in the Amended and Restated Senior Secured Credit Facilities.

Since the restricted net assets of Emerald X and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries as of the dates presented above, the condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the consolidated financial statements.

Emerald Holding, Inc.

Schedule II – Valuation and Qualifying Accounts

			Additions
	Balance at Beginning of Period	Reclassification	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2024:
Allowance for credit losses	$1.4	—	0.5	—	(0.3)	$1.6
Deferred tax asset valuation allowance	$31.7	—	—	(2.4)	—	$29.3

Year Ended December 31, 2023:
Allowance for credit losses	$1.5	—	0.3	—	(0.4)	$1.4
Deferred tax asset valuation allowance	$28.0	—	—	3.7	—	$31.7

Year Ended December 31, 2022:
Allowance for credit losses	$1.2	—	0.4	—	(0.1)	$1.5
Deferred tax asset valuation allowance	$44.5	—	—	(16.5)	—	$28.0

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 the disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on the evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a) Form 8-K Disclosures

None.

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2025 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2024.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

Incorporated by reference herein
Exhibit Number	Description	Form	Date
2.1	Asset Purchase Agreement, dated December 31, 2021, by and among Emerald X, LLC, Anne Holland Ventures Inc. and solely for limited purposes thereof, Cassandra Farrington and Anne Hills Holland.	Current Report on Form 8-K (File No. 001-38076)	January 4, 2022
3.1	Amended and Restated Certificate of Incorporation of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.2	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated February 3, 2020.	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
3.3	Certificate of Amendment to the Certificate of Incorporation of the Registrant, dated May 22, 2024.	Current Report on Form 8-K (File No. 001-38076)	May 28, 2024
3.4	Amended and Restated Bylaws of the Registrant, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
3.5	Second Amended and Restated Bylaws of the Registrant, effective as of February 14, 2020	Current Report on Form 8-K (File No. 001-38076)	February 4, 2020
4.1	Specimen Common Stock Certificate of the Registrant.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
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

		Current Report on Form 8-K (File No. 001-38076)	December 1, 2017
10.4	Third Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated June 21, 2021.	Current Report on Form 8-K (File No. 001-38076)	June 25, 2021
10.5	Fourth Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated December 21, 2022.	Current Report on Form 8-K (File No. 001-38076)	December 22, 2022
10.6	Fifth Amendment to Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated February 2, 2023.	Current Report on Form 8-K (File No. 001-38076)	February 6, 2023
10.7	Second Amended and Restated Credit Agreement, among Emerald X, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated January 30, 2025.	Current Report on Form 8-K (File No. 001-38076)	January 30, 2025
10.8†	Binding Settlement Term Sheet, dated August 3, 2022.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 3, 2022
10.9+	Amended and Restated 2017 Omnibus Equity Plan.	Registration Statement on Form S-8 (File No. 333-258320)	November 6, 2023
10.10	Amended and Restated Stockholders’ Agreement by and among the Registrant and the stockholders party thereto, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017

10.11

Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners III LP, Onex Partners III GP LP, Onex US Principals LP, Onex Partners III PV LP, Onex Expo SARL, Onex Partners III Select LP and Onex Advisor Subco III LLC.

		Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.12	Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners V LP and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.13+	Form of Restricted Stock Unit Agreement.	Current Report on Form 8-K (File No. 001-38076)	June 14, 2017
10.14+*	2025 Form of Restricted Stock Unit Agreement.
10.15+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.16+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.17+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.18+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.19+	Form of Post-IPO Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.20	Form of Indemnification Agreement.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
10.21+	Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.22+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for non-California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.23+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.24+	Form of Annual Incentive Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.25+	2019 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 2, 2019

10.26+	Employment Agreement, dated May 22, 2019, by and between Emerald Expositions, LLC, Brian Field, and solely for the purposes of Sections 2.3 and 8.1 therein, Emerald Expositions Events, Inc.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.27+	Employment Agreement Amendment, dated November 12, 2020, by and between Emerald X, LLC and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.28+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.29+	Form of Stock Option Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.30+	Form of Performance Based Share Award Agreement, by and between the Registrant and Brian Field.	Current Report on Form 8-K (File No. 001-38076)	May 29, 2019
10.31+	Amendment to Performance Based Share Award Agreement, by and between the Registrant and Brian Field, dated December 6, 2019.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.32+	Employment Agreement, dated January 16, 2020, by and between Emerald Expositions Events, LLC and David Doft, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.33+	Form of Performance Based Share Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.34+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.35+	Special Bonus Agreement by and between David Doft and Emerald X, LLC dated November 5, 2021.	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.36+	Employment Agreement, dated November 10, 2020, by and between Emerald X, LLC and Hervé Sedky, and solely for the purposes of certain sections therein, Emerald Holding, Inc.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.37+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.38+	Form of Stock Option Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.39+	Amended and Restated 2017 Omnibus Equity Plan, effective as of May 17, 2023.	Form S-8 Registration Statement (File No. 333-217091)	November 6, 2023

10.40+	Form of Stock Option Agreement under the Amended and Restated 2017 Omnibus Equity Plan, as amended and restated, effective as of May 17, 2023 (California residents).	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.41+	Form of Stock Option Agreement under the Amended and Restated 2017 Omnibus Equity Plan, as amended and restated, effective as of May 17, 2023 (Non-California residents).	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.42	Waiver Letter, executed by OPV Gem Aggregator LP, dated February 13, 2024.	Current Report on Form 8-K (File No. 001-38076)	February 15, 2024
10.43+	Offer Letter, by and between Stacey Sayetta and Emerald X, LLC dated October 1, 2021.	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.44+	Employment Agreement, by and between Issa Jouaneh and The Staffing Edge ULC (on behalf of Emerald X, LLC), dated April 19, 2021, as amended on May 17, 2021, November 7, 2022, January 6, 2023.	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.45+	Jouaneh Employment Agreement, by and between Issa Jouaneh and Emerald X Canada Inc., dated February 10, 2025.	Current Report on Form 8-K (File No. 001-38076)	February 13, 2025
10.46+	Separation Agreement and General Release, by and between Emerald X, LLC and Stacey Sayetta, dated March 3, 2024.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 7, 2024
10.47+	Separation Agreement and General Release, by and between Emerald X, LLC and Brian Field, dated March 3, 2024.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 7, 2024
19.1*	Emerald Holding, Inc. Securities Trading Policy
21.1*	List of subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Emerald Holding, Inc. Clawback Policy	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL included: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Deficit, (iv) Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

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

EMERALD HOLDING, INC.

Date: March 14, 2025	By:	/s/ David Doft
David Doft
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and officers of Emerald Holding, Inc. constitutes and appoints each of David Doft and Sara Altschul, or either of them, each acting alone, his true and lawful attorney-in-fact and agent, with full powers of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, and hereby ratifying and confirming all that either of the said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Hervé Sedky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2025
Hervé Sedky
Chief Financial Officer and Treasurer
/s/ David Doft	(Principal Financial Officer and Principal Accounting Officer)	March 14, 2025
David Doft

/s/ Konstantin Gilis	Chairman of the Board and Director	March 14, 2025
Konstantin Gilis

/s/ Michael Alicea	Director	March 14, 2025
Michael Alicea

/s/ Lynda M. Clarizio	Director	March 14, 2025
Lynda M. Clarizio

/s/ Todd Hyatt	Director	March 14, 2025
Todd Hyatt

/s/ Lisa Klinger	Director	March 14, 2025
Lisa Klinger

/s/ David Levin	Director	March 14, 2025
David Levin

/s/ Anthony Munk	Director	March 14, 2025
Anthony Munk

/s/ Emmanuelle Skala	Director	March 14, 2025
Emmanuelle Skala