Form 10-Q
period 2025-03-31
Emerald Holding, Inc.
filed 2025-05-02
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of April 30, 2025, there were 198,858,849 shares of the Registrant’s common stock, par value $0.01, outstanding.

EMERALD HOLDING, INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements including, but not limited to, statements regarding our ability to return our business to pre-COVID level general economic conditions, or more specifically about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance contained in this report are forward-looking statements.

We have based these forward-looking statements on our current expectations, assumptions, estimates and projections. While we believe these expectations, assumptions, estimates and projections are reasonable, such forward-looking statements are only predictions and involve known and unknown risks and uncertainties, many of which are beyond our control. These and other important factors, including the trends and other factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to:

•
risks associated with event cancellations or interruptions, including cancellations, interruptions or disruptions in global or local travel conditions resulting from natural or manmade disasters, including extreme weather events or outbreaks of communicable diseases or terrorist actions; the actions that governments, businesses and individuals take in response to any such cancellations, interruptions or disruptions, including limiting the size of gatherings; the impact on overall demand for face-to-face events; and our ability or inability to obtain insurance coverage relating to event cancellations or interruptions;
•
the potential impairment of intangible assets, including goodwill, on our balance sheet;
•
general economic conditions, including inflationary pressures and increases in interest rates;
•
our intention to continue to pay regular quarterly dividends;
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
•
risks associated with our expanding international operations;

•
that we do not own certain of the trade shows that we operate;
•
the infringement or invalidation of proprietary rights;
•
disruption of our information technology systems;
•
the failure to maintain the integrity or confidentiality of employee or customer data;
•
our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
•
other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$276.8	$194.8
Trade and other receivables, net of allowances of $1.9 million and $1.6 million as of March 31, 2025 and December 31, 2024, respectively	121.7	82.5
Prepaid expenses and other current assets	15.1	29.6
Total current assets	413.6	306.9
Noncurrent assets
Property and equipment, net	1.7	1.8
Intangible assets, net	155.9	155.9
Goodwill, net	601.8	573.8
Right-of-use lease assets	5.8	6.4
Other noncurrent assets	4.2	3.9
Total assets	$1,183.0	$1,048.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$61.0	$40.7
Income tax payable	1.9	—
Cancelled event liabilities	1.2	1.2
Deferred revenues	185.2	190.5
Contingent consideration	2.8	0.7
Right-of-use lease liabilities, current portion	4.1	4.0
Term loan, current portion	3.9	4.2
Total current liabilities	260.1	241.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	502.7	398.5
Deferred tax liabilities, net	5.4	4.9
Right-of-use lease liabilities, noncurrent portion	4.6	5.5
Other noncurrent liabilities	18.1	12.6
Total liabilities	790.9	662.8
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; authorized shares at March 31, 2025 and December 31, 2024: 800,000; 199,597 and 201,447 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	1,024.9	1,034.0
Accumulated deficit	(634.8)	(650.1)
Total stockholders’ equity	392.1	385.9
Total liabilities and stockholders’ equity	$1,183.0	$1,048.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2025	March 31, 2024
Revenues	$147.7	$133.4
Other income, net	—	1.0
Cost of revenues	51.4	47.5
Selling, general and administrative expense	54.1	55.5
Depreciation and amortization expense	6.4	7.1
Operating income	35.8	24.3
Interest expense	17.4	12.1
Interest income	2.3	2.3
Income before income taxes	20.7	14.5
Provision for income taxes	5.4	3.5
Net income and comprehensive income attributable to Emerald Holding, Inc.	$15.3	11.0
Accretion to redemption value of redeemable convertible preferred stock	—	(10.7)
Participation rights on if-converted basis	—	(0.2)
Net income and comprehensive income attributable to Emerald Holding, Inc. common stockholders	$15.3	$0.1
Basic income per share	$0.08	$0.00
Diluted income per share	$0.08	$0.00
Basic weighted average common shares outstanding	200,596	63,039
Diluted weighted average common shares outstanding	200,841	65,205

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Three Months Ended March 31, 2025
	(shares in thousands; dollars in millions)
	Total Emerald Holding, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	201,447	$2.0	$1,034.0	$(650.1)	$385.9
Stock-based compensation	—	—	2.6	—	2.6
Dividends on common stock	—	—	(3.0)	—	(3.0)
Issuance of common stock under equity plans	179	—	0.1	—	0.1
Repurchase of common stock	(2,029)	—	(8.8)	—	(8.8)
Net income and comprehensive income	—	—	—	15.3	15.3
Balances at March 31, 2025	199,597	$2.0	$1,024.9	$(634.8)	$392.1

	Three Months Ended March 31, 2024
	(shares in thousands; dollars in millions)
			Total Emerald Holding, Inc. Stockholders’ Deficit
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balances at December 31, 2023	71,403	$497.1	62,915	$0.6	$559.2	$(652.3)	$(92.5)
Stock-based compensation	—	—	—	—	2.4	—	2.4
Issuance of common stock under equity plans	—	—	433	—	0.9	—	0.9
Accretion to redemption value of redeemable convertible preferred stock	—	10.7	—	—	(10.7)	—	(10.7)
Repurchase of common stock	—	—	(295)	—	(1.8)	—	(1.8)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	—	11.0	11.0
Balances at March 31, 2024	71,403	$499.2	63,053	$0.6	$550.0	$(641.3)	$(90.7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating activities
Net income	$15.3	$11.0
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2.6	2.5
Allowance for credit losses	0.3	0.2
Depreciation and amortization	6.4	7.1
Non-cash operating lease expense	0.6	0.6
Amortization of deferred financing fees and debt discount	0.7	1.1
Deferred income taxes	(0.9)	2.4
Remeasurement of contingent consideration	3.1	1.5
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(34.7)	(36.2)
Prepaid expenses and other current assets	11.3	6.1
Other noncurrent assets	0.4	0.1
Accounts payable and other current liabilities	16.5	14.0
Cancelled event liabilities	—	0.2
Contingent consideration	(0.2)	(0.2)
Income tax payable	7.0	1.7
Deferred revenues	(14.9)	(3.7)
Operating lease liabilities	(0.9)	(0.9)
Other noncurrent liabilities	—	(0.2)
Net cash provided by operating activities	12.6	7.3
Investing activities
Acquisition of businesses, net of cash acquired	(19.6)	(11.6)
Purchases of property and equipment	(0.2)	(0.3)
Purchases of intangible assets	(1.6)	(2.2)
Net cash used in investing activities	(21.4)	(14.1)
Financing activities
Payment of contingent consideration for acquisition of businesses	(0.4)	—
Proceeds from Second Amended and Restated Term Loan Facility	275.4	—
Repayment of principal on Extended Term Loan Facility	(169.5)	(1.1)
Original issuance discount	(1.3)	—
Fees paid for debt issuance	(1.7)	—
Repurchase of common stock	(8.8)	(1.8)
Dividends on common stock	(3.0)	—
Preferred stock cash dividend	—	(8.6)
Proceeds from issuance of common stock under equity plans	0.1	0.9
Net cash provided by (used in) financing activities	90.8	(10.6)
Net increase (decrease) in cash and cash equivalents	82.0	(17.4)
Cash and cash equivalents
Beginning of period	194.8	204.2
End of period	$276.8	$186.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)—Continued

(in millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital expenditures	$0.3	$0.5
Second Amended and Restated Term Loan Facility	$239.6	$—
Extended Term Loan Facility	$(239.6)	$—

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, and therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2024. The December 31, 2024 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2024.

The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment, primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 93.6% and 92.5% of total revenues for the three months ended March 31, 2025 and 2024, respectively.

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $185.2 million and $190.5 million as of March 31, 2025 and December 31, 2024, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2025 and December 31, 2024 were immaterial and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company recognized revenues of $103.4 million from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events are classified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of March 31, 2025, cancelled event liabilities of $1.2 million represents $0.8 million of deferred revenues for cancelled trade shows and $0.4 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2024, cancelled event liabilities of $1.2 million primarily represented $1.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were immaterial as of March 31, 2025.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Three Months Ended March 31,
	2025	2024
Revenues	(in millions)
Connections	$138.3	$123.4
Content	4.2	4.7
Commerce	5.2	5.3
Total revenues	$147.7	$133.4

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of March 31, 2025, the Company does not have material contract assets.

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

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2025 and 2024, were not material.

4.
Business Acquisitions

2025 Acquisition

Insurtech Insights (“Insurtech”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in the insurance technology sector and also to expand its global footprint, the Company executed a share purchase agreement accounted for as a business combination on March 13, 2025 to acquire all the assets and assume certain liabilities of Insurtech Insights Limited (“Insurtech”). Insurtech is a premier operator of large-scale insurance conferences across the US, Europe, and Asia. The total estimated purchase price of $25.2 million included an initial cash payment of $19.6 million, net of cash acquired of $0.7 million, and contingent consideration with an estimated fair value of $4.8 million. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of certain assumptions and estimates. Estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable, however, actual results may differ from these estimates.

External acquisition costs of $1.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of income and comprehensive income. Revenue and net income generated from the Insurtech acquisition were $4.6 million and $1.7 million during the three months ended March 31, 2025, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes.

The contingent consideration liability related to the acquisition of Insurtech consists of three potential payments: a payment relating to the 2025 London event which staged in March 2025; a payment relating to 2025 full year performance; and an additional consideration payment. The 2025 London event payment is based on the profitability of the 2025 event in London and is expected to be settled in the second quarter of 2025. The payment related to 2025 full year performance is based on a multiple being applied to the 2025 EBITDA growth from a specified EBITDA target. The payment related to 2025 full year performance is expected to be settled in the second quarter of 2026. The additional consideration payment is based on a range of multiples, which are dependent upon the acquisition’s compounded average EBITDA growth rate between 2025 and 2027 from a specified EBITDA target. The additional consideration payment is expected to be settled in the second quarter of 2028.

Identified intangible assets associated with Insurtech included trade name and customer relationship intangible assets of $2.5 million and $1.9 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 10 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 2 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	March 13, 2025
Cash	$0.7
Trade and other receivables	4.6
Prepaid expenses and other current assets	1.7
Goodwill	27.3
Intangible assets	4.4
Deferred revenues	(9.4)
Accounts payable and other current liabilities	(3.0)
Deferred tax liability	(1.1)
Purchase price, including working capital adjustment	$25.2

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if the 2024 and 2025 acquisitions had occurred at the beginning of 2024, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and interest expense. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisition. The supplemental unaudited pro-forma financial information is presented for comparative purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisition at the dates indicated, nor is it intended to project the future financial position or operating results of the combined Company. Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

Three Months Ended March 31,
2024
(in millions)	(Unaudited)
Pro-forma revenues(1)
Insurtech	$3.9
2024 acquisitions(2)	0.8
Emerald revenue	133.4
Total pro-forma revenues	$138.1

Pro-forma net income (loss)(1)
Insurtech	$0.7
2024 acquisitions(2)	(0.2)
Emerald net income	11.0
Total pro-forma net income	$11.5
(1)
Pro-forma revenues and net income from the Plant Based World acquisition were not material to the three months ended March 31, 2024.
(2)
Includes the Company’s acquisitions of Hotel Interactive, Futurist, Glamping Americas and GRC in the year ended December 31, 2024. Pro forma revenues and net income from the Hotel Interactive acquisition were not material to the three months ended March 31, 2024.
5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Furniture, equipment and other	$5.8	$5.8
Leasehold improvements	1.4	1.4
	7.2	7.2
Less: Accumulated depreciation	(5.5)	(5.4)
Property and equipment, net	$1.7	$1.8

Depreciation expense related to property and equipment for the three months ended March 31, 2025 and 2024 was immaterial.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at March 31, 2025	$45.7	$365.5	$94.7	$8.4	$2.6	$46.8	$2.5	$566.2
Accumulated amortization	—	(345.9)	(29.0)	(5.9)	(1.5)	(28.0)	—	(410.3)
Net carrying amount at March 31, 2025	$45.7	$19.6	$65.7	$2.5	$1.1	$18.8	$2.5	$155.9

Gross carrying amount at December 31, 2024	$45.7	$363.6	$92.3	$8.4	$2.6	$45.1	$2.3	$560.0
Accumulated amortization	—	(343.5)	(27.6)	(5.7)	(1.4)	(25.9)	—	(404.1)
Net carrying amount at December 31, 2024	$45.7	$20.1	$64.7	$2.7	$1.2	$19.2	$2.3	$155.9

Amortization expense for the three months ended March 31, 2025 and 2024 was $6.2 million and $6.9 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three months ended March 31, 2025 and 2024, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first quarters of 2025 and 2024.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the three months ended March 31, 2025 and 2024, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first quarters of 2025 and 2024.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2024	$538.2	$35.6	$573.8
Acquired goodwill(1)	28.0	—	28.0
Balance at March 31, 2025	$566.2	$35.6	$601.8
(1)
Includes $0.5 million of goodwill related to the acquisition of Plant Based World during the three months ended March 31, 2025.

Impairment of Goodwill

During the three months ended March 31, 2025 and 2024, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required during the first quarters of 2025 and 2024. No goodwill impairment charges were recorded during each of the three months ended March 31, 2025 and 2024.

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2025	December 31, 2024
Second Amended and Restated Term Loan Facility, with interest at SOFR plus 3.75% as of March 31, 2025, (equal to 8.07% at March 31, 2025) due 2032, net(a)	$506.6	$—
Previous Extended Term Loan Facility, with interest at SOFR plus 5.10% as of December 31, 2024 (equal to 9.46% at December 31, 2024) due 2026, net(b)	—	402.7
Less: Current maturities	3.9	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$502.7	$398.5

(a)
The Second Amended and Restated Term Loan Facility (as defined below), scheduled to mature on January 30, 2032, was recorded net of unamortized discount of $6.4 million and net of unamortized deferred financing fees of $2.1 million as of March 31, 2025. The fair market value of the Company’s debt under the Second Amended and Restated Term Loan Facility was $513.7 million as of March 31, 2025.
(b)
The Previous Extended Term Loan Facility (as defined below) as of December 31, 2024 was recorded net of unamortized discount of $5.6 million and net of unamortized deferred financing fees of $0.9 million.

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into the second amended and restated senior secured credit facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Senior Secured Credit Facilities”), providing for (i) a seven-year $515.0 million term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. The aggregate outstanding principal amount of the Second Amended and Restated Term Loan Facility was approximately $515.0 million as of March 31, 2025.

Proceeds from the Second Amended and Restated Term Loan Facility of $409.1 million, net of $1.3 million of original issuance discount, were used to repay the outstanding principal and interest under Emerald X’s Previous Extended Term Loan Facility, and third party fees of $7.7 million. Of the $409.1 million, $239.6 million was funded through a non-cash rollover from existing lenders and $169.5 million was funded through cash transactions. The original issuance discount of $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. Of the $7.7 million in third party fees, $6.4 million was recognized as interest expense and $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. As of March 31, 2025, there were $1.1 million of unpaid debt issuance costs. The Company incurred debt issuance costs of $0.8 million related to the Second Amended and Restated Revolving Credit Facility which are included in other noncurrent assets in the condensed consolidated balance sheets. As of March 31, 2025, the unpaid debt issuance costs related to the Second Amended and Restated Revolving Credit Facility were immaterial.

Rates and Fees

Term Loans under the Second Amended and Restated Senior Secured Credit Facilities bear interest at a rate equal to, at Emerald X’s option, either:

•
a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one-month Term SOFR plus 1.00%; in each case plus 2.75%, or
•
Term SOFR plus 3.75%.

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

The Second Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.25% per annum, calculated on the unused portion of the facility, which may be increased to 0.375% if the Total First Lien Net Leverage Ratio exceeds 3.00 to 1.00 and to 0.50% if the Total First Lien Net Leverage Ratio exceeds 3.50 to 1.00. Upon the issuance of letters of credit under the Second Amended and Restated Senior Secured Credit Facilities, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Second Amended and Restated Revolving Credit Facility. As of March 31, 2025, Emerald X had $0.5 million in stand-by letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility.

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

In addition, the Second Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit and collateralized letters of credit) exceeds 35% of the total commitments thereunder. As of March 31, 2025, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Second Amended and Restated Senior Secured Credit Facilities.

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

Previous Senior Secured Credit Facilities

Prior to the completion of the 2025 Refinancing Transactions described above, Emerald X was a party to a senior secured credit facility (the “Previous Senior Secured Credit Facilities”) entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent. The Previous Senior Secured Credit Facilities provided for a term loan facility (the “Previous Extended Term Loan Facility”) in the amount of approximately $415.3 million, maturing on May 22, 2026, and a $110.0 million revolving credit facility. The terms of the Previous Senior Secured Credit Facilities were similar to the terms of the Second Amended and Restated Senior Secured Credit Facilities described above, except that the interest rate applicable to the term loans under the Previous Senior Secured Credit Facilities was equal to, at the option of Emerald X,

•
the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or
•
an alternate base rate (“ABR”) plus 4.00% per annum.

Emerald X had no outstanding borrowings under the revolving portion of its Amended and Restated Credit Agreement as of December 31, 2024. Emerald X had $0.7 million in stand-by letters of credit outstanding under the revolving portion of its Amended and Restated Credit Agreement as of December 31, 2024.

Interest Expense

Interest expense reported in the condensed consolidated statements of income and comprehensive income consists of the following:

	Three Months Ended March 31,
(in millions)	2025	2024
Second Amended and Restated Term Loan Facility	$10.2	$—
Previous Extended Term Loan Facility	—	10.9
Second Amended and Restated Term Loan Facility third party fees	6.4	—
Non-cash interest for amortization of debt discount and debt issuance costs	0.7	1.1
Revolving credit facility interest and commitment fees	0.1	0.1
Total interest expense	$17.4	$12.1

The effective interest rate for the term loan under the Second Amended and Restated Senior Secured Credit Facilities at March 31, 2025 was 8.39%. The effective interest rate for the term loan under the Previous Senior Secured Credit Facilities at December 31, 2024 was 10.68%.

8.
Fair Value Measurements and Financial Risk

As of March 31, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$40.2	$40.2	$—	$—
Money market mutual funds(a)	236.6	236.6	—	—
Total assets at fair value	$276.8	$276.8	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	18.5	—	—	18.5
Total liabilities at fair value	$19.0	$—	$—	$19.0

(a)
The Company’s money market mutual funds of $236.6 million as of March 31, 2025 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.5 million as of March 31, 2025 is included within other noncurrent liabilities in the condensed consolidated balance sheets. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $2.8 million as of March 31, 2025 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $15.7 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.5 million as of March 31, 2025 and December 31, 2024, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period for the expected term. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

The Company had contingent consideration liabilities measured at fair value related to the Company’s 2025, 2024, 2023 and 2022 acquisitions of $18.5 million and $10.7 million, as of March 31, 2025 and December 31, 2024, respectively. The contingent consideration liability of $18.5 million as of March 31, 2025 consists of liabilities of $2.8 million, $1.0 million, $11.5 million and $3.2 million that are expected to be settled in 2025, 2026, 2027 and 2028, respectively. The acquisition of Plant Based World during the first quarter of 2025 included contingent consideration, which had an initial estimated fair value of $0.5 million. Refer to Note 4, Business Acquisitions, for further information related to the contingent consideration related to the acquisition of Insurtech, which had an initial estimated fair value of $4.8 million.

The Company paid contingent consideration of $0.6 million during the three months ended March 31, 2025. Contingent consideration liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first quarter of 2025, the Company recorded a $3.1 million increase in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The change in fair value of the Company’s contingent consideration liabilities consists of the following activity:

Three Months Ended March 31,
(in millions)	2025
Balance at December 31, 2024	$10.7
Payment of contingent consideration	(0.6)
Fair value remeasurement adjustments	3.1
Business acquisition	5.3
Balance at March 31, 2025	$18.5

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

During the three months ended March 31, 2024, the Company recorded accretion of zero with respect to the redeemable convertible preferred stock, leaving the aggregate liquidation preference at $492.6 million as of March 31, 2024. For the three months ended March 31, 2024, the Company recorded $10.7 million in deemed dividends representing the accretion of the redeemable convertible preferred stock to the redemption value.

Dividends

There were no dividends paid or declared with respect to the Company’s common stock during the first quarter of 2024. Dividend activity for the first quarter of 2025 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2025
Dividend declared on	February 25, 2025
Stockholders of record on	March 10, 2025
Dividend paid on	March 18, 2025
Dividend per share	$0.0150
Cash dividend paid	$3.0

Share Repurchases

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Company’s Board approved an extension and expansion of its share repurchase program, which allowed for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company repurchased 259,650 shares for $1.8 million during the three months ended March 31, 2024 under this repurchase program.

October 2024 Share Repurchase Program Extension and Expansion (“October 2024 Share Repurchase Program”)

On October 29, 2024, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board. The Company repurchased 2,029,445 shares for $8.8 million during the three months ended March 31, 2025, under this repurchase program. There was $8.8 million remaining available for share repurchases under the October 2024 Share Repurchase Program as of March 31, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income and comprehensive income. The related deferred tax benefit for stock-based compensation recognized was $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.7 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively.

Stock option activity for the three months ended March 31, 2025, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2024	17,624	$5.94	6.1	$6.9
Granted	943	4.14
Exercised	(18)	3.80
Forfeited/Expired	(365)	7.54
Outstanding at March 31, 2025	18,184	$5.81	6.2	$0.9
Exercisable at March 31, 2025	11,232	$6.59	5.2	$0.3

There was a total of $8.0 million unrecognized stock-based compensation expense at March 31, 2025 related to unvested stock options expected to be recognized over a weighted-average period of 1.84 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2025 and 2024 was $0.9 million and $0.4 million, respectively. There was a total of $12.0 million of unrecognized stock-based compensation expense at March 31, 2025 related to unvested RSUs expected to be recognized over a weighted-average period of 2.8 years.

RSU activity for the three months ended March 31, 2025, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2024	268	$5.71
Granted	3,035	4.13
Vested	(180)	5.93
Unvested balance, March 31, 2025	3,123	$4.16

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of March 31, 2025, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.09 per share, which would result in an estimated 45,718 shares of common stock to be issued upon vesting. Each of the estimated 45,718 shares of common stock have a weighted-average grant date fair value of $24.53 per share.

As of March 31, 2025 and December 31, 2024, the liability for these awards was $0.5 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero for each of the three months ended March 31, 2025 and 2024.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at March 31, 2025 were as follows:

March 31, 2025
Expected volatility	69.8%
Dividend yield	1.2%
Risk-free interest rate	3.6%
Weighted-average expected term (in years)	3.9

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three months ended March 31, 2025 and 2024, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were no 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding at March 31, 2025.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2025	2024
Net income and comprehensive income attributable to Emerald Holding, Inc.	$15.3	$11.0
Accretion to redemption value of redeemable convertible preferred stock	—	(10.7)
Participation rights on if-converted basis	—	(0.2)
Net income and comprehensive income attributable to Emerald Holding, Inc. common stockholders	$15.3	$0.1
Weighted average common shares outstanding	200,596	63,039
Basic income per share	$0.08	$0.00
Net income and comprehensive income attributable to Emerald Holding, Inc. common stockholders	$15.3	$0.1
Dilutive effect of stock options	245	2,166
Diluted weighted average common shares outstanding	200,841	65,205
Diluted income per share	$0.08	$0.00
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	17,985	8,667

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2025. For the three months ended March 31, 2025 and 2024, the Company recorded a provision for income taxes of $5.4 million and $3.5 million, respectively, which resulted in an effective tax rate of 26.1% and 24.1%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances and state taxes.

Liabilities for unrecognized tax benefits were $1.5 million as of March 31, 2025 and December 31, 2024, and are included within other noncurrent liabilities in the condensed consolidated balance sheets. Associated interest and penalties were not significant as of March 31, 2025 and December 31, 2024.

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

14.
Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
Trade payables	$13.4	$17.3
Other current liabilities	19.0	11.3
Accrued event costs	21.5	7.4
Accrued personnel costs	7.1	4.7
Total accounts payable and other current liabilities	$61.0	$40.7

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net income before income taxes:

	Three Months Ended March 31,
(in millions)	2025	2024
Revenues
Connections Segment	$138.3	$123.4
All Other Category	9.4	10.0
Total revenues	$147.7	$133.4

Other income, net
Connections Segment	$—	$1.0
Total other income, net	$—	$1.0

Connections Segment expenses
Cost of Revenues	$48.8	$45.3
Selling, general and administrative	23.4	23.0
Total expenses	$72.2	$68.3

Adjusted EBITDA
Connections Segment	$66.2	$56.1
Segment Adjusted EBITDA	$66.2	$56.1

All Other Category Adjusted EBITDA	$0.7	$0.2
General corporate and other expenses(1)	(13.3)	(15.5)
Interest expense, net	(15.1)	(9.8)
Depreciation and amortization expense	(6.4)	(7.1)
Stock-based compensation expense	(2.6)	(2.5)
Other items(2)	(8.8)	(6.9)
Income before income taxes	$20.7	$14.5
(1)
General corporate and other expenses are primarily related to corporate level expenditures.
(2)
Other items for the three months ended March 31, 2025 included: (i) $3.7 million in acquisition-related transaction costs; (ii) $0.6 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.4 million in non-recurring legal, audit and consulting fees; and (iv) $3.1 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended March 31, 2024 included: (i) $0.3 million in acquisition-related transaction costs; (ii) $4.8 million in transition expenses; (iii) $0.3 million in non-recurring legal, audit and consulting fees; and (iv) $1.5 million in expense related to the remeasurement of contingent consideration.

The following table presents reportable and non-reportable segment cost of revenues and selling, general and administrative expenses:

	Three Months Ended March 31,
	2025	2024
(in millions)
Cost of revenues
Connections Segment	$48.8	$45.3
All Other Category	2.6	2.2
Total cost of revenues	$51.4	$47.5

Selling, general and administrative expenses
Connections Segment	$23.4	$23.0
All Other Category	6.1	7.6
Corporate	13.3	15.5
Other items(1)	11.3	9.4
Total selling, general and administrative expenses	$54.1	$55.5
(1)
Other items included in cost of revenues and selling, general and administrative expenses relate to one-time adjustments that are considered to not be indicative of ongoing segment operative performance.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, substantially all revenues were derived from transactions in the United States.

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 92.4% of the Company’s common stock as of March 31, 2025. Affiliates of Onex Corporation held a 88.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. The Company made no payments to Convex during the three months ended March 31, 2025 and 2024. The amounts due to Convex as of March 31, 2025 were $0.4 million. The amounts due to Convex as of December 31, 2024 were immaterial.

17.
Subsequent Events

On April 30, 2025, the Company’s board of directors declared a dividend for the quarter ending June 30, 2025 of $0.015 per share payable on May 22, 2025 to holders of record of the Company’s common stock on May 12, 2025.

On April 30, 2025, the Company’s Board of Directors approved an expansion of the share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

On May 2, 2025, the Company completed the acquisition of This is Beyond Limited (“This is Beyond”) for an aggregate purchase price of approximately $138.0 million. The acquisition was completed pursuant to an agreement signed on March 13, 2025. This is Beyond is a London-based organizer of B2B trade shows serving the global luxury travel and entertainment travel industries. The Company funded this transaction with cash from operations. The initial accounting and fair value measurements of assets acquired and liabilities assumed necessary to develop the purchase price allocation has not been completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to “Emerald,” the “Company,” “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Recent Events

Dividend

On April 30, 2025, Emerald’s board of directors declared a dividend for the quarter ending June 30, 2025 of $0.015 per share payable on May 22, 2025 to holders of record of Emerald’s common stock on May 12, 2025.

This is Beyond Acquisition

On May 2, 2025, Emerald completed the acquisition of This is Beyond Limited (“This is Beyond”) for an aggregate purchase price of approximately $138.0 million. The acquisition was completed pursuant to an agreement signed on March 13, 2025. This is Beyond is a London-based organizer of B2B trade shows serving the global luxury travel and entertainment travel industries.

Overview

Emerald is a leading operator of business-to-business trade shows principally in the United States, with expanding operations in the U.K. and international markets. Leveraging our shows as key market-driven platforms, we integrate live events, media content, industry insights, digital tools, data-focused solutions and e-commerce platforms to create uniquely rich experiences. Emerald strives to build its customers’ businesses by creating opportunities that deliver tangible results.

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

In addition to organizing our trade shows, conferences and other events, we also operate content and content-marketing websites, related digital products, and produce publications, each of which is aligned with a specific sector for which we organize an event. We also offer business-to-business commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic Suite and Bulletin platforms. In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 4 to the table under the heading “Results of Operations—Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024.”

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

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to lenders under our Second Amended and Restated Senior Secured Credit Facilities (as defined below) and our previous Amended and Restated Senior Secured Credit Facilities (the “Previous Senior Secured Credit Facilities”).

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

We record deferred tax charges or benefits primarily associated with book-to-tax differences related to amortization of goodwill, amortization of intangible assets, depreciation, stock-based compensation charges, and 163(j) interest expense limitation.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income. For a reconciliation of Adjusted EBITDA to net income, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024.”

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income and comprehensive income data:
Revenues	$147.7	$133.4	$14.3	10.7%
Other income, net	—	1.0	(1.0)	NM
Cost of revenues	51.4	47.5	3.9	8.2%
Selling, general and administrative expenses(1)	54.1	55.5	(1.4)	(2.5%)
Depreciation and amortization expense	6.4	7.1	(0.7)	(9.9%)
Operating income	35.8	24.3	11.5	47.3%
Interest expense	17.4	12.1	5.3	43.8%
Interest income	2.3	2.3	—	—
Income before income taxes	20.7	14.5	6.2	42.8%
Provision for income taxes	5.4	3.5	1.9	54.3%
Net income and comprehensive income	$15.3	$11.0	$4.3	39.1%

Other financial data (unaudited):
Adjusted EBITDA(2)	$53.6	$40.8	$12.8	31.4%
Free Cash Flow(3)	$10.8	$4.8	$6.0	125.0%
Organic revenue(4)	$139.2	$131.8	$7.4	5.6%

(1)
Selling, general and administrative expense for the three months ended March 31, 2025 and 2024 included $8.8 million and $6.9 million, respectively, in contingent consideration remeasurement adjustments and acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended March 31, 2025 and 2024 were stock-based compensation expenses of $2.6 million and $2.5 million, respectively.
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

	Three Months Ended March 31,
	2025	2024
	(unaudited)
	(dollars in millions)
Net income	$15.3	$11.0
Add (deduct):
Interest expense, net	15.1	9.8
Provision for income taxes	5.4	3.5
Depreciation and amortization expense	6.4	7.1
Stock-based compensation expense(a)	2.6	2.5
Other items(b)	8.8	6.9
Adjusted EBITDA	$53.6	$40.8
Deduct:
Event cancellation insurance proceeds	—	1.0
Adjusted EBITDA excluding event cancellation insurance proceeds	$53.6	$39.8

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan, the 2017 Omnibus Equity Plan and the 2019 Employee Stock Purchase Plan.
(b)
Other items for the three months ended March 31, 2025 included: (i) $3.7 million in acquisition-related transaction costs; (ii) $0.6 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.4 million in non-recurring legal, audit and consulting fees; and (iv) $3.1 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended March 31, 2024 included: (i) $0.3 million in acquisition-related transaction costs; (ii) $4.8 million in transition expenses; (iii) $0.3 million in non-recurring legal, audit and consulting fees; and (iv) $1.5 million in expense related to the remeasurement of contingent consideration.
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

	Three Months Ended March 31,
	2025	2024
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$12.6	$7.3
Less:
Capital expenditures	1.8	2.5
Free Cash Flow	$10.8	$4.8
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

	Three Months Ended March 31,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$147.7	$133.4	$14.3	10.7%
Add (deduct):
Acquisition revenues	(5.0)	—
Discontinued events	—	(1.1)
Scheduling adjustments(1)	(3.5)	(0.5)
Organic revenue	$139.2	$131.8	$7.4	5.6%

(1)
For the three months ended March 31, 2025, represents revenues from one event that staged in the first quarter of fiscal 2025, but staged in a different quarter in fiscal 2024 and revenues from one event that staged in the first quarter of fiscal 2024 but is scheduled to stage in a different quarter in fiscal 2025.

Revenues

Revenues of $147.7 million for the three months ended March 31, 2025 increased $14.3 million, or 10.7%, from $133.4 million for the comparable period in 2024. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, of zero for the three months ended March 31, 2025 decreased $1.0 million from $1.0 million in the comparable period in 2024. See “Connections Segment–Other Income, net,” and “All Other Category–Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $51.4 million for the three months ended March 31, 2025 increased $3.9 million, or 8.2%, from $47.5 million for the comparable period in 2024. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $54.1 million for the three months ended March 31, 2025 decreased $1.4 million, or 2.5%, from $55.5 million for the comparable period in 2024. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $6.4 million for the three months ended March 31, 2025, decreased $0.7 million, or 9.9%, from $7.1 million for the comparable period in 2024. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Adjusted EBITDA

Adjusted EBITDA of $53.6 million for the three months ended March 31, 2025 increased by $12.8 million from $40.8 million for the comparable period in 2024. The increase in Adjusted EBITDA was primarily attributable to the increase in net income described above as well as higher add-backs for interest expense related to the third party fees associated with the Second Amended and Restated Term Loan Facilities (as defined below) and higher non-recurring expenses, offset by a lower add-back for depreciation and amortization expense.

Segment Results for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$138.3	$123.4	$14.9	12.1%
Other income, net	—	1.0	(1.0)	NM
Cost of revenues	48.8	45.3	3.5	7.7%
Selling, general and administrative expense	23.4	22.4	1.0	4.5%
Depreciation and amortization expense	3.4	4.5	(1.1)	(24.4%)
Operating income	$62.7	$52.2	$10.5	20.1%

Revenues

During the three months ended March 31, 2025, revenues for the Connections reportable segment increased $14.9 million, or 12.1%, to $138.3 million from $123.4 million for the comparable period in the prior year. The primary driver of the increase was Organic revenue growth of $8.0 million, or 6.6%, to $129.8 million from $121.8 million for the comparable period in the prior year. This growth was primarily comprised of a recurring revenues increase of $6.1 million, or 5.0%, to $127.9 million from $121.8 million for the comparable period in the prior year and $1.9 million from the launch of a new event. The Connections reportable segment revenues also include incremental revenues of $5.0 million from acquisitions and $3.0 million from scheduling adjustments. These increases were offset by a decrease of $1.1 million from discontinued events.

Other Income

Other income, net, of $1.0 million, related to business interruption insurance proceeds, was recorded for the Connections reportable segment during the three months ended March 31, 2024. All of the $1.0 million of other income, net, for the Connections reportable segment was received during the three months ended March 31, 2024.

Cost of Revenues

During the three months ended March 31, 2025, cost of revenues for the Connections reportable segment increased $3.5 million, or 7.7%, to $48.8 million from $45.3 million for the comparable period in the prior year. The primary drivers of the increase were $2.3 million from acquisitions, $1.2 million from recurring events and $0.6 million from a new launch. These increases were offset by savings of $0.6 million from a discontinued event.

Selling, General and Administrative Expense

During the three months ended March 31, 2025, selling, general and administrative expense for the Connections reportable segment increased $1.0 million, or 4.5%, to $23.4 million from $22.4 million for the comparable period in 2024. The increase was primarily attributable to incremental expenses from acquisitions.

Depreciation and Amortization Expense

During the three months ended March 31, 2025, depreciation and amortization expense for the Connections reportable segment decreased $1.1 million, or 24.4%, to $3.4 million from $4.5 million for the comparable period in 2024. The decrease was driven by the full amortization of intangible assets acquired in several prior acquisitions.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$9.4	$10.0	$(0.6)	(6.0%)
Cost of revenues	2.6	2.2	0.4	18.2%
Selling, general and administrative expense	6.1	7.6	(1.5)	(19.7%)
Depreciation and amortization expense	2.2	1.8	0.4	22.2%
Operating loss	$(1.5)	$(1.6)	$0.1	(6.3%)

Revenues

During the three months ended March 31, 2025, revenues for the All Other category decreased $0.6 million, or 6.0%, to $9.4 million from $10.0 million for the comparable period in 2024. The decrease in revenues was comprised of a $0.5 million, or 10.6%, decrease in content revenues to $4.2 million in the current year from $4.7 million for the comparable period in the prior year, primarily due to lower print and digital advertising.

Cost of Revenues

During the three months ended March 31, 2025, cost of revenues for the All Other category increased $0.4 million, or 18.2%, to $2.6 million from $2.2 million for the comparable period in 2024. The increase in cost of revenues was primarily driven by barter transactions in the content business.

Selling, General and Administrative Expense

During the three months ended March 31, 2025, selling, general and administrative expense for the All Other category decreased $1.5 million, or 19.7%, to $6.1 million from $7.6 million for the comparable period in 2024. The primary drivers of the decrease were lower salary, benefits and travel expenses in both the content and commerce businesses.

Depreciation and Amortization Expense

During the three months ended March 31, 2025, depreciation and amortization expense for the All Other category increased $0.4 million, or 22.2%, to $2.2 million from $1.8 million for the comparable period in 2024. The increase was attributable to the continued development of the Company’s Elastic and Bulletin software platforms.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$24.6	$25.5	$(0.9)	(3.5%)
Depreciation and amortization expense	0.8	0.8	—	—
Total operating expenses	$25.4	$26.3	$(0.9)	(3.4%)

Selling, General and Administrative Expense

During the three months ended March 31, 2025, selling, general and administrative expense for the Corporate category decreased $0.9 million, or 3.5%, to $24.6 million from $25.5 million for the comparable period in 2024. The decrease was primarily attributable to lower recurring salary and benefits expense as well as lower non-recurring severance expense. These decreases were offset by higher acquisition related expenses during the three months ended March 31, 2025.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Corporate category was $0.8 million for the three months ended March 31, 2025 and 2024.

Interest Expense

Interest expense of $17.4 million for the three months ended March 31, 2025 increased $5.3 million, or 43.8%, from $12.1 million for the comparable period in 2024. The increase was attributable to $6.4 million in third party fees related to the Second Amended and Restated Term Loan Facility described below. The increase was offset by a $0.4 million reduction due to a lower effective rate of 9.46% on our outstanding indebtedness for the month of January 2025, compared to 10.46% for the month of January 2024. Following the issuance of the Second Amended and Restated Term Loan Facility on January 30, 2025, the Company’s non-cash amortization of original issuance discount and deferred debt issuance costs decreased by $0.4 million for the two months ended March 31, 2025, compared to the same period in the prior year. In addition, the cash interest expense incurred on the Company’s indebtedness decreased $0.1 million during the two months ended March 31, 2025, despite a higher outstanding balance, as a result of a lower effective interest rate of 8.07% for the period compared to 10.43% for the two months ended March 31, 2024.

Interest Income

Interest income was consistent at $2.3 million for both the three months ended March 31, 2025 and 2024.

Provision for Income Taxes

For the three months ended March 31, 2025, the Company recorded a provision for income taxes of $5.4 million which resulted in an effective tax rate of 26.1% for the three months ended March 31, 2025. The Company recorded a provision for income taxes of $3.5 million and an effective tax rate of 24.1% for the three months ended March 31, 2024. The increase in income tax expense is attributable to higher pre-tax income for the three months ended March 31, 2025.

Net Income

Net income of $15.3 million for the three months ended March 31, 2025 represented a $4.3 million, or 39.1%, improvement from net income of $11.0 million for the comparable period in 2024. The key drivers of the change were higher income from ongoing operations, offset by higher interest expense, net and a higher provision for income taxes during the first quarter of fiscal 2025.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital purposes, including the production of trade shows and other live events, as well as for funding operating and capital expenditures, including acquisitions, and the return of capital to our stockholders in the form of dividends and/or stock repurchases.

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into the second amended and restated senior secured credit facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Senior Secured Credit Facilities”), providing for (i) a seven-year $515.0 million term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. A portion of the proceeds of the Second Amended and Restated Term Loan Facility were used to refinance all existing loans outstanding under Emerald X’s previous extended term loan facility (the “Previous Extended Term Loan Facility”) under the Previous Senior Secured Credit Facilities, and to pay costs and expenses in connection with the refinancing. The balance of the proceeds of the Second Amended and Restated Term Loan Facility remained on the balance sheet of Emerald X and may be used from time to time for general business purposes, including the financing of acquisitions. The Second Amended and Restated Revolving Credit Facility was not drawn at the closing of the refinancing and may be used from time to time for general business purposes, including the financing of acquisitions. As of March 31, 2025, the Company had $515.1 million of borrowings outstanding under the Second Amended and Restated Term Loan Facility and no borrowings outstanding under the Second Amended and Restated Revolving Credit Facility. In addition, as of March 31, 2025, the Company had cash and cash equivalents of $276.8 million. As of March 31, 2025, the Company was in compliance with the covenants contained in the Second Amended and Restated Senior Secured Credit Facilities.

The Company’s event cancellation insurance policies for 2024 and 2025 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In the event of a future outbreak of communicable disease, forced cancellations or reductions in attendance of our in-person events would negatively impact our financial results and liquidity, and we would not have the benefit of cancellation insurance coverage to mitigate this impact.

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

On November 3, 2023, our Board approved a further extension and expansion of the share repurchase program, which allowed for the repurchase of $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board. We settled the repurchase of 295,650 shares for $1.8 million during the three months ended March 31, 2024 under this repurchase program.

On October 29, 2024, our Board approved the extension and expansion of the share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the Board. We settled the repurchase of 2,029,445 shares for $8.8 million during the three months ended March 31, 2025 under this repurchase program. There was $8.8 million remaining available for share repurchases under the share repurchase program as of March 31, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

On April 30, 2025, our Board approved an expansion of the share repurchase program, which allows for the repurchase of $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

Mandatory Conversion

On April 18, 2024, the Company announced it had delivered a notice informing holders of its then-outstanding redeemable convertible preferred stock that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. The notice was triggered by the fact that the closing share price of the Company’s common stock on the NYSE had exceeded 175% of the conversion price for a period of 20 consecutive trading days ending with April 17, 2024. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Cash was paid in lieu of fractional shares of common stock. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$12.6	$7.3
Net cash used in investing activities	$(21.4)	$(14.1)
Net cash provided by (used in) financing activities	$90.8	$(10.6)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2025 was $12.6 million, as compared to net cash provided by operating activities of $7.3 million for the three months ended March 31, 2024. The increase in cash provided by operating activities primarily reflects the $4.3 million change from net income of $11.0 million for the three months ended March 31, 2024 to net income of $15.3 million for the three months ended March 31, 2025. Net income plus non-cash items provided operating cash flows of $28.1 million and $26.4 million for the three months ended March 31, 2025 and 2024, respectively. Cash provided by operating activities reflects the use of $15.5 million and $19.1 million for working capital in the three months ended March 31, 2025 and 2024, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2025 increased $7.3 million to $21.4 million from $14.1 million in the comparable period in the prior year. The increase was primarily attributable to an increase of $8.0 million associated with acquisition of businesses offset by a $0.7 million decrease in purchases of property and equipment and intangible assets.

Financing Activities

Financing activities primarily consist of payment of the preferred and common stock dividends, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash provided by financing activities for the three months ended March 31, 2025 increased $101.4 million to $90.8 million, compared to cash used in financing activities of $10.6 million for the three months ended March 31, 2024. The increase was primarily due to net proceeds of $105.9 million associated with the issuance of the $515.0 million Second Amended and Restated Senior Secured Credit Facilities and the settlement of the $409.1 million outstanding on the Previous Extended Term Loan Facility on January 30, 2025, offset by the $1.1 million repayment of principal on the Previous Extended Term Loan Facility during the three months ended March 31, 2024. In addition, dividends paid on preferred stock decreased by $8.6 million during the three months ended March 31, 2025. These cash inflows were offset by a $7.0 million increase in repurchases of common stock, a $3.0 million increase with respect to the common stock dividend, a $1.7 million increase in fees paid for debt issuance, a $1.3 million increase in original issuance discount paid, a $0.8 million decrease in proceeds from issuance of common stock under equity plans and a $0.4 million increase in contingent consideration payments, and during the three months ended March 31, 2025.

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

Free Cash Flow

Free Cash Flow for the three months ended March 31, 2025 increased $6.0 million, to $10.8 million from $4.8 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2025, which is accessible on the SEC’s website at www.sec.gov, other than in connection with the completion of the Second Amended and Restated Senior Secured Credit Facilities and the repayment of the Previous Extended Term Loan Facility with the proceeds thereof, or made in the ordinary course of business. See Item 1 of Part I, “Financial Statements—Note7—Debt.”

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

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Recently Issued Accounting Pronouncements

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposure to market risk is interest rate risk associated with our Second Amended and Restated Senior Secured Credit Facilities. See Note 7, Debt, in the notes to the condensed consolidated financial statements for further description of our Second Amended and Restated Senior Secured Credit Facilities.

As of March 31, 2025, we had $515.1 million of variable rate term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Second Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2025.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s first fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on March 14, 2025 is accessible on the SEC’s website at www.sec.gov, and includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K.

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

The following table presents our purchases of common stock during the first quarter ended March 31, 2025, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
January 1, 2025 - January 31, 2025	629,297	$4.70	629,297	$14.6
February 1, 2025 - February 28, 2025	643,147	4.37	643,147	11.8
March 1, 2025 - March 31, 2025	757,001	3.99	757,001	8.8
Total	2,029,445
(1)
Includes shares of common stock settled between January 1, 2025 and March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended March 31, 2025, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

*+#10.48	Offer Letter, by and between Sara Altschul and Emerald X, LLC, dated April 5, 2024.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document

*101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Management compensatory plan or arrangement.

# Certain portions of this exhibit have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and is the type that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: May 2, 2025	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)