Form 10-Q
period 2025-06-30
Emerald Holding, Inc.
filed 2025-08-04
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 31, 2025, there were 197,972,894 shares of the Registrant’s common stock, par value $0.01, outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$156.4	$194.8
Trade and other receivables, net of allowances of $2.1 million and $1.6 million as of June 30, 2025 and December 31, 2024, respectively	102.0	82.5
Prepaid expenses and other current assets	20.6	29.6
Total current assets	279.0	306.9
Noncurrent assets
Property and equipment, net	1.7	1.8
Intangible assets, net	184.5	155.9
Goodwill, net	726.7	573.8
Right-of-use lease assets	6.1	6.4
Other noncurrent assets	4.1	3.9
Total assets	$1,202.1	$1,048.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$49.6	$40.7
Income tax payable	1.7	—
Cancelled event liabilities	1.1	1.2
Deferred revenues	199.9	190.5
Contingent consideration	2.7	0.7
Right-of-use lease liabilities, current portion	4.5	4.0
Term loan, current portion	5.2	4.2
Total current liabilities	264.7	241.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	501.6	398.5
Deferred tax liabilities, net	12.6	4.9
Right-of-use lease liabilities, noncurrent portion	4.1	5.5
Other noncurrent liabilities	29.7	12.6
Total liabilities	812.7	662.8
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; authorized shares at June 30, 2025 and December 31, 2024: 800,000; 197,977 and 201,447 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	1,018.1	1,034.0
Accumulated other comprehensive income	5.5	—
Accumulated deficit	(636.2)	(650.1)
Total stockholders’ equity	389.4	385.9
Total liabilities and stockholders’ equity	$1,202.1	$1,048.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of (Loss) Income

(unaudited)

	Three Months Ended		Six Months Ended
(dollars in millions, share data in thousands except earnings per share)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$105.5	$86.0	$253.2	$219.4
Other income, net	—	—	—	1.0
Cost of revenues	40.6	33.1	92.0	80.6
Selling, general and administrative expense	47.1	39.5	101.2	95.0
Depreciation and amortization expense	7.6	7.0	14.0	14.1
Operating income	10.2	6.4	46.0	30.7
Interest expense	10.9	12.0	28.3	24.1
Interest income	1.3	2.1	3.6	4.4
Income (loss) before income taxes	0.6	(3.5)	21.3	11.0
Provision for (benefit from) income taxes	2.0	(0.7)	7.4	2.8
Net (loss) income attributable to Emerald Holding, Inc.	$(1.4)	(2.8)	$13.9	$8.2
Accretion to redemption value of redeemable convertible preferred stock	—	(2.0)	—	(12.7)
Net (loss) income attributable to Emerald Holding, Inc. common stockholders	$(1.4)	$(4.8)	$13.9	$(4.5)
Basic (loss) income per share	$(0.01)	$(0.03)	$0.07	$(0.04)
Diluted (loss) income per share	$(0.01)	$(0.03)	$0.07	$(0.04)
Basic weighted average common shares outstanding	198,650	155,915	199,614	109,477
Diluted weighted average common shares outstanding	198,650	155,915	200,089	109,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Six Months Ended
(dollars in millions)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net (loss) income attributable to Emerald Holding, Inc.	$(1.4)	$(2.8)	$13.9	$8.2
Accretion to redemption value of redeemable convertible preferred stock	—	(2.0)	—	(12.7)
Net (loss) income attributable to Emerald Holding, Inc. common stockholders	$(1.4)	$(4.8)	$13.9	$(4.5)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5.5	—	5.5	—
Total other comprehensive income, net of tax:	5.5	—	5.5	—
Comprehensive income (loss) attributable to Emerald Holding, Inc. common stockholders	$4.1	$(4.8)	$19.4	$(4.5)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Three Months Ended June 30, 2025
	(shares in thousands; dollars in millions)
	Total Emerald Holding, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at March 31, 2025	199,597	$2.0	$1,024.9	$—	$(634.8)	$392.1
Stock-based compensation	—	—	3.0	—	—	3.0
Dividends on common stock	—	—	(3.0)	—	—	(3.0)
Issuance of common stock under equity plans	11	—	0.1	—	—	0.1
Repurchase of common stock	(1,631)	—	(6.9)	—	—	(6.9)
Other comprehensive income	—	—	—	5.5	—	5.5
Net loss	—	—	—	—	(1.4)	(1.4)
Balances at June 30, 2025	197,977	$2.0	$1,018.1	$5.5	$(636.2)	$389.4

	Six Months Ended June 30, 2025
	(shares in thousands; dollars in millions)
	Total Emerald Holding, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2024	201,447	$2.0	$1,034.0	$—	$(650.1)	$385.9
Stock-based compensation	—	—	5.6	—	—	5.6
Dividends on common stock	—	—	(6.0)	—	—	(6.0)
Issuance of common stock under equity plans	190	—	0.2	—	—	0.2
Repurchase of common stock	(3,660)	—	(15.7)	—	—	(15.7)
Other comprehensive income	—	—	—	5.5	—	5.5
Net income	—	—	—	—	13.9	13.9
Balances at June 30, 2025	197,977	$2.0	$1,018.1	$5.5	$(636.2)	$389.4

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

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating activities
Net income	$13.9	$8.2
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5.6	4.0
Allowance for credit losses	0.9	0.3
Depreciation and amortization	14.0	14.1
Non-cash operating lease expense	1.2	1.1
Amortization of deferred financing fees and debt discount	1.0	2.2
Deferred income taxes	1.6	2.5
Remeasurement of contingent consideration	3.6	(0.7)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(1.2)	(7.7)
Prepaid expenses and other current assets	16.2	3.5
Other noncurrent assets	0.4	0.3
Accounts payable and other current liabilities	5.6	0.9
Cancelled event liabilities	(0.1)	—
Contingent consideration	(0.2)	(0.2)
Income tax payable	1.1	(5.1)
Deferred revenues	(34.2)	(4.1)
Operating lease liabilities	(1.8)	(1.7)
Other noncurrent liabilities	0.9	(0.5)
Net cash provided by operating activities	28.5	17.1
Investing activities
Acquisition of businesses, net of cash acquired	(141.5)	(12.7)
Escrow payment for business acquisition	(2.7)	—
Working capital adjustment receivable from seller	—	1.0
Purchases of property and equipment	(0.3)	(0.5)
Purchases of intangible assets	(3.6)	(4.7)
Net cash used in investing activities	(148.1)	(16.9)
Financing activities
Payment of contingent consideration for acquisition of businesses	(0.4)	—
Proceeds from Second Amended and Restated Term Loan Facility	275.4	—
Repayment of principal on Extended Term Loan Facility	(169.5)	(2.1)
Original issuance discount	(1.3)	—
Fees paid for debt issuance	(2.1)	—
Repurchase of common stock	(15.7)	(1.8)
Dividends on common stock	(6.0)	—
Preferred stock cash dividend	—	(8.6)
Proceeds from issuance of common stock under equity plans	0.2	1.3
Net cash provided by (used in) financing activities	80.6	(11.2)
Effect of foreign exchange rates on cash and cash equivalents	0.6	—
Net decrease in cash and cash equivalents	(38.4)	(11.0)
Cash and cash equivalents
Beginning of period	194.8	204.2
End of period	$156.4	$193.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)—Continued

(in millions)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital expenditures	$0.1	$0.7
Conversion of redeemable convertible preferred stock to common stock	$—	$501.2
Second Amended and Restated Term Loan Facility	$239.6	$—
Extended Term Loan Facility	$(239.6)	$—

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

The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Foreign Currency Translations

The financial results of the Company’s recent international acquisitions, as described below in Note 4, Business Acquisitions, are measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated to the U.S. dollar, which is the reporting currency of the Company, at the exchange rate as of the date of the balance sheet. Revenue and expenses are translated using the average exchange rate during the month in which the transaction occurs. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment, primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 90.4% and 87.2% of total revenues for the three months ended June 30, 2025 and 2024, respectively. Trade show and other events revenues represented approximately 92.3% and 90.4% of total revenues for the six months ended June 30, 2025 and 2024, respectively.

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $199.9 million and $190.5 million as of June 30, 2025 and December 31, 2024, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of June 30, 2025 were $0.8 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Long-term deferred revenues as of December 31, 2024 were immaterial. During the six months ended June 30, 2025, the Company recognized revenues of $147.8 million from amounts included in deferred revenue at the beginning of the respective period.

The accounts receivable and deferred revenue balances related to cancelled events are classified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of June 30, 2025, cancelled event liabilities of $1.1 million represents $0.8 million of deferred revenues for cancelled trade shows and $0.3 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets. As of December 31, 2024, cancelled event liabilities of $1.2 million primarily represented $1.1 million of related accounts receivable credits reclassified to cancelled event liabilities in the condensed consolidated balance sheets.

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $0.8 million as of June 30, 2025.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	(in millions)
Connections	$95.4	$75.0	$233.7	$198.4
Content	4.9	5.9	9.1	10.6
Commerce	5.2	5.1	10.4	10.4
Total revenues	$105.5	$86.0	$253.2	$219.4

Contract Balances

The Company’s contract assets are primarily sales commissions incurred in connection with the Company’s subscription software and services, which are expensed over the expected customer relationship period. As of June 30, 2025, the Company does not have material contract assets.

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

The Company’s sales commission costs incurred in connection with sales of booth space, registration fees and sponsorship fees at the Company’s trade shows and other events and with sales of advertising for publications are short term, as sales typically begin up to one year prior to the date of the trade shows and other events. The Company expects the period benefited by each commission to be less than one year, and as a result, the Company expenses sales commissions associated with trade shows, other events and other marketing services as incurred. Sales commissions are reported on the condensed consolidated statements of (loss) income as selling, general and administrative expense.

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and six months ended June 30, 2025, were $0.6 million and $0.9 million, respectively. The activities for the three and six months ended June 30, 2024, were not material and $0.4 million, respectively. Account balances written off during the three and six months ended June 30, 2025 were $0.4 million.

4.
Business Acquisitions

2025 Acquisitions

This is Beyond Limited (“This is Beyond”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings into the luxury and travel sectors and also to expand its global footprint, the Company executed a share purchase agreement accounted for as a business combination on March 13, 2025 to acquire all the assets and assume certain liabilities of This is Beyond Limited (“This is Beyond”). The acquisition was completed on May 2, 2025. This is Beyond is a London-based organizer of B2B trade shows serving the global luxury travel and entertainment travel industries. The total estimated purchase price of $165.5 million included an initial cash payment of $122.1 million, net of cash acquired of $33.9 million, and contingent consideration with an estimated fair value of $9.5 million. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of certain assumptions and estimates. Estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

External acquisition costs of $2.9 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income. Revenue and net income generated from the This is Beyond acquisition were $17.1 million and $6.3 million, respectively, during the three months ended June 30, 2025. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the Accounting Standards Codification ("ASC") practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

The contingent consideration liability related to the acquisition of This is Beyond is based on the amount by which the average earnings before interest, taxes, depreciation and amortization (“EBITDA”) for fiscal years 2026 and 2027 exceeds 2024 EBITDA. The consideration paid will be equal to the difference, if any, between the product of the relevant multiple and average EBITDA for fiscal years 2026 and 2027 (less certain corporate expenses), and EBITDA for fiscal year 2024. The payment is expected to be settled in the first quarter of 2028. Additionally, the Company will pay an amount equal to any tax benefits related to the exercise of certain options held by the sellers immediately before the acquisition date, realized during the tax accounting periods December 31, 2024 through December 31, 2027.

Identified intangible assets associated with This is Beyond included trade name and customer relationship intangible assets of $10.4 million and $22.6 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 10 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 5 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets. The estimated fair value of the acquired trade name was determined using the relief from royalty method. The estimated fair value of the acquired customer relationship was determined using the excess earnings valuation method.

The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time that the condensed consolidated financial statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase prices in areas such as trade and other receivables, intangible assets, liabilities and goodwill. As a result, the preliminary allocation of the purchase price may change in the future.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	May 2, 2025
Cash	$33.9
Trade and other receivables	14.2
Prepaid expenses and other current assets	4.9
Goodwill	119.9
Intangible assets	33.0
Deferred revenues	(33.2)
Accounts payable and other current liabilities	(2.7)
Deferred tax liability	(4.5)
Purchase price, including working capital adjustment	$165.5

Insurtech Insights (“Insurtech”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in the insurance technology sector and also to expand its global footprint, the Company executed a share purchase agreement accounted for as a business combination on March 13, 2025 to acquire all the assets and assume certain liabilities of Insurtech Insights Limited (“Insurtech”). Insurtech is a premier operator of large-scale insurance conferences across the US, Europe, and Asia. The total estimated purchase price of $27.9 million included an initial cash payment of $19.4 million, net of cash acquired of $1.0 million, an escrow payment of $2.7 million that was made in the second quarter of 2025 and contingent consideration with an estimated fair value of $4.8 million. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of certain assumptions and estimates. Estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

External acquisition costs of $1.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of (loss) income. During the three and six months ended June 30, 2025, the acquisition of Insurtech generated revenue of $6.4 million and $11.0 million and net income of $2.2 million and $3.8 million, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

The contingent consideration liability related to the acquisition of Insurtech consists of three potential payments: a payment relating to the 2025 London event which staged in March 2025; a payment relating to 2025 full year performance; and an additional consideration payment. The 2025 London event payment is based on the profitability of the 2025 event in London and is expected to be settled in the third quarter of 2025. The payment related to 2025 full year performance is based on a multiple being applied to the 2025 EBITDA growth from a specified EBITDA target. The payment related to 2025 full year performance is expected to be settled in the second quarter of 2026. The additional consideration payment is based on a range of multiples, which are dependent upon the acquisition’s compounded average EBITDA growth rate between 2025 and 2027 from a specified EBITDA target. The additional consideration payment is expected to be settled in the second quarter of 2028.

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

The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisitions. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time that the condensed consolidated financial statements were prepared. The amounts reported are considered preliminary as the Company is completing the valuations that are required to allocate the purchase prices in areas such as trade and other receivables, intangible assets, liabilities and goodwill. As a result, the preliminary allocation of the purchase price may change in the future.

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	March 13, 2025
Cash	$1.0
Trade and other receivables	4.5
Prepaid expenses and other current assets	1.8
Goodwill	27.4
Intangible assets	4.4
Deferred revenues	(9.5)
Accounts payable and other current liabilities	(0.6)
Deferred tax liability	(1.1)
Purchase price, including working capital adjustment	$27.9

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
(in millions)	(Unaudited)
Pro-forma revenues(1)
This is Beyond	$14.2	$14.2
Insurtech	3.9	7.7
2024 acquisitions(2)	0.3	0.9
Emerald revenue	86.0	219.4
Total pro-forma revenues	$104.4	$242.2

Pro-forma net income (loss)(1)
This is Beyond	$2.6	$(0.5)
Insurtech	0.5	1.0
2024 acquisitions(2)	(0.4)	(0.5)
Emerald net (loss) income	(2.8)	8.2
Total pro-forma net (loss) income	$(0.1)	$8.2
(1)
Pro-forma revenues and net income from the Plant Based World acquisition were not material to the three and six months ended June 30, 2024.
(2)
Includes the Company’s acquisitions of Hotel Interactive, Futurist, Glamping Americas and GRC in the year ended December 31, 2024. Pro forma revenues and net income from the Hotel Interactive acquisition were not material to the three months ended March 31, 2024.

5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Furniture, equipment and other	$6.1	$5.8
Leasehold improvements	1.4	1.4
	7.5	7.2
Less: Accumulated depreciation	(5.8)	(5.4)
Property and equipment, net	$1.7	$1.8

Depreciation expense related to property and equipment for the three and six months ended June 30, 2025 was $0.2 million and $0.4 million, respectively. Depreciation expense related to property and equipment for the three and six months ended June 30, 2024 was $0.3 million and $0.5 million, respectively.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at June 30, 2025	$45.7	$388.8	$105.6	$8.4	$2.6	$48.2	$3.0	$602.3
Accumulated amortization	—	(349.2)	(30.7)	(6.1)	(1.7)	(30.1)	—	(417.8)
Net carrying amount at June 30, 2025	$45.7	$39.6	$74.9	$2.3	$0.9	$18.1	$3.0	$184.5

Gross carrying amount at December 31, 2024	$45.7	$363.6	$92.3	$8.4	$2.6	$45.1	$2.3	$560.0
Accumulated amortization	—	(343.5)	(27.6)	(5.7)	(1.4)	(25.9)	—	(404.1)
Net carrying amount at December 31, 2024	$45.7	$20.1	$64.7	$2.7	$1.2	$19.2	$2.3	$155.9

Amortization expense for the three and six months ended June 30, 2025 was $7.4 million and $13.6 million, respectively. Amortization expense for the three and six months ended June 30, 2024 was $6.7 million and $13.6 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three and six months ended June 30, 2025 and 2024, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s indefinite-lived intangible assets was impaired. As such, no quantitative assessment for impairment was required during the first and second quarters of 2025 and 2024.

Impairment of Long-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

During the three and six months ended June 30, 2025 and 2024, there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s long-lived assets other than goodwill are not recoverable. As such, no quantitative assessment for impairment was required during the first and second quarters of 2025 and 2024.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2024	$538.2	$35.6	$573.8
Acquired goodwill(1)	148.0	—	148.0
Foreign currency translation	4.9	—	4.9
Balance at June 30, 2025	$691.1	$35.6	$726.7
(1)
Includes $0.5 million of goodwill related to the acquisition of Plant Based World during the three months ended March 31, 2025.

Impairment of Goodwill

During the three and six months ended June 30, 2025 and 2024, management determined there were no triggering events or changes in circumstances that would indicate the carrying value of the Company’s goodwill is not recoverable. As such, no quantitative assessment for impairment was required during the first and second quarters of 2025 and 2024. No goodwill impairment charges were recorded during each of the three and six months ended June 30, 2025 and 2024.

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	June 30, 2025	December 31, 2024
Second Amended and Restated Term Loan Facility, with interest at SOFR plus 3.75% as of June 30, 2025, (equal to 8.08% at June 30, 2025) due 2032, net(a)	$506.8	$—
Previous Extended Term Loan Facility, with interest at SOFR plus 5.10% as of December 31, 2024 (equal to 9.46% at December 31, 2024) due 2026, net(b)	—	402.7
Less: Current maturities	5.2	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$501.6	$398.5

(a)
The Second Amended and Restated Term Loan Facility (as defined below), scheduled to mature on January 30, 2032, was recorded net of unamortized discount of $6.2 million and net of unamortized deferred financing fees of $2.0 million as of June 30, 2025. The fair market value of the Company’s debt under the Second Amended and Restated Term Loan Facility was $517.3 million as of June 30, 2025.
(b)
The Previous Extended Term Loan Facility (as defined below) as of December 31, 2024 was recorded net of unamortized discount of $5.6 million and net of unamortized deferred financing fees of $0.9 million.

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into the second amended and restated senior secured credit facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Senior Secured Credit Facilities”), providing for (i) a seven-year $515.0 million term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. The aggregate outstanding principal amount of the Second Amended and Restated Term Loan Facility was approximately $515.0 million as of June 30, 2025.

Proceeds from the Second Amended and Restated Term Loan Facility of $409.1 million, net of $1.3 million of original issuance discount, were used to repay the outstanding principal and interest under Emerald X’s Previous Extended Term Loan Facility, and third party fees of $7.7 million. Of the $409.1 million, $239.6 million was funded through a non-cash rollover from existing lenders and $169.5 million was funded through cash transactions. The original issuance discount of $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. Of the $7.7 million in third party fees, $6.4 million was recognized as interest expense and $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. As of June 30, 2025, there were no unpaid debt issuance costs. The Company incurred debt issuance costs of $0.8 million related to the Second Amended and Restated Revolving Credit Facility which are included in other noncurrent assets in the condensed consolidated balance sheets. As of June 30, 2025, there were no unpaid debt issuance costs related to the Second Amended and Restated Revolving Credit Facility.

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

The Second Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.25% per annum, calculated on the unused portion of the facility, which may be increased to 0.375% if the Total First Lien Net Leverage Ratio exceeds 3.00 to 1.00 and to 0.50% if the Total First Lien Net Leverage Ratio exceeds 3.50 to 1.00. Upon the issuance of letters of credit under the Second Amended and Restated Senior Secured Credit Facilities, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Second Amended and Restated Revolving Credit Facility. As of June 30, 2025, Emerald X had $0.5 million in stand-by letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility.

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

In addition, the Second Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit and collateralized letters of credit) exceeds 35% of the total commitments thereunder. As of June 30, 2025, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Second Amended and Restated Senior Secured Credit Facilities.

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

Interest Expense

Interest expense reported in the condensed consolidated statements of (loss) income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Second Amended and Restated Term Loan Facility	$10.5	$—	$20.7	$—
Previous Extended Term Loan Facility	—	10.8	—	21.7
Second Amended and Restated Term Loan Facility third party fees	—	—	6.4	—
Non-cash interest for amortization of debt discount and debt issuance costs	0.3	1.1	1.0	2.2
Revolving credit facility interest and commitment fees	0.1	0.1	0.2	0.2
Total interest expense	$10.9	$12.0	$28.3	$24.1

The effective interest rate for the term loan under the Second Amended and Restated Senior Secured Credit Facilities at June 30, 2025 was 8.40%. The effective interest rate for the term loan under the Previous Senior Secured Credit Facilities at December 31, 2024 was 10.68%.

8.
Fair Value Measurements and Financial Risk

As of June 30, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$86.0	$86.0	$—	$—
Money market mutual funds(a)	70.4	70.4	—	—
Total assets at fair value	$156.4	$156.4	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	29.1	—	—	29.1
Total liabilities at fair value	$29.6	$—	$—	$29.6

(a)
The Company’s money market mutual funds of $70.4 million as of June 30, 2025 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.5 million as of June 30, 2025 is included within other noncurrent liabilities in the condensed consolidated balance sheets. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $2.7 million as of June 30, 2025 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $26.4 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.5 million as of June 30, 2025 and December 31, 2024, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period for the expected term. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

The Company had contingent consideration liabilities measured at fair value related to the Company’s 2025, 2024, 2023 and 2022 acquisitions of $29.1 million and $10.7 million, as of June 30, 2025 and December 31, 2024, respectively. The contingent consideration liability of $29.1 million as of June 30, 2025 consists of liabilities of $2.6 million, $0.1 million, $12.1 million and $12.2 million that are expected to be settled in 2025, 2026, 2027 and 2028, respectively. Additionally, contingent consideration liabilities of $2.1 million related to tax benefits related to future tax return filings from This is Beyond are expected to be settled between 2026 through 2028. The acquisition of Plant Based World during the first quarter of 2025 included contingent consideration, which had an initial estimated fair value of $0.5 million. Refer to Note 4, Business Acquisitions, for further information related to the contingent considerations related to the acquisitions of This is Beyond and Insurtech, which had initial estimated fair values of $9.5 million and $4.8 million, respectively.

The Company paid contingent consideration of zero and $0.6 million, respectively, during the three and six months ended June 30, 2025. Contingent consideration liabilities are re-measured to fair value each reporting period. As a result of the Company’s remeasurements during the first and second quarters of 2025, the Company recorded a $3.6 million increase in fair value of contingent consideration, which is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income. The Company also recorded $0.6 million of foreign currency translation adjustments as other comprehensive income for the three and six months ended June 30, 2025. The change in fair value of the Company’s contingent consideration liabilities consists of the following activity:

Six Months Ended June 30,
(in millions)	2025
Balance at December 31, 2024	$10.7
Payment of contingent consideration	(0.6)
Fair value remeasurement adjustments	3.6
Business acquisition	14.8
Foreign currency translation adjustments	0.6
Balance at June 30, 2025	$29.1

The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the condensed consolidated statements of (loss) income.

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

For the three and six months ended June 30, 2024, the Company recorded $2.0 million and $12.7 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

Dividends

There were no dividends paid or declared with respect to the Company’s common stock during the first or second quarters of 2024. Dividend activity for the first and second quarters of 2025 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2025	Three Months Ended June 30, 2025
Dividend declared on	February 25, 2025	April 30, 2025
Stockholders of record on	March 10, 2025	May 12, 2025
Dividend paid on	March 18, 2025	May 21, 2025
Dividend per share	$0.0150	$0.0150
Cash dividend paid	$3.0	$3.0

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

April 2025 Share Repurchase Program Expansion (“April 2025 Share Repurchase Program”)

On April 30, 2025, the Company’s Board approved a further expansion of its share repurchase program, which allows for the repurchase of $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board.

During the three and six months ended June 30, 2025, the Company repurchased 1,630,679 and 3,660,124 shares for $6.9 million and $15.7 million, respectively, under the remaining authorized repurchase capacity of the October 2024 Share Repurchase Program and the newly authorized April 2025 Share Repurchase Program. There was $20.8 million remaining available for share repurchases under the April 2025 Share Repurchase Program as of June 30, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

Accumulated Other Comprehensive Income

The Company reports other comprehensive income and its components in its condensed consolidated financial statements. Comprehensive income consists of net (loss) income and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, is excluded from net (loss) income. The following tables summarize the changes in accumulated balances of other comprehensive income for the three and six months ended June 30, 2025:

(in millions)	Foreign Currency Translation Adjustments
Balances as of March 31, 2025	$—
Other comprehensive income before reclassifications, net	5.5
Net change in accumulated other comprehensive income	5.5
Balances as of June 30, 2025	$5.5

(in millions)	Foreign Currency Translation Adjustments
Balances as of December 31, 2024	$—
Other comprehensive income before reclassifications, net	5.5
Net change in accumulated other comprehensive income	5.5
Balances as of June 30, 2025	$5.5

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of (loss) income. The related deferred tax benefit for stock-based compensation recognized was $0.6 million and $1.1 million for the three and six months ended June 30, 2025, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.3 million and $0.9 million for the three and six months ended June 30, 2024, respectively.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.8 million and $2.5 million for the three and six months ended June 30, 2025, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $1.3 million and $3.3 million for the three and six months ended June 30, 2024, respectively.

Stock option activity for the six months ended June 30, 2025, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2024	17,624	$5.94	6.1	$6.9
Granted	942	4.14
Exercised	(29)	3.79
Forfeited/Expired	(2,228)	6.60
Outstanding at June 30, 2025	16,309	$5.75	6.6	$7.7
Exercisable at June 30, 2025	9,447	$6.61	5.9	$2.8

There was a total of $7.2 million unrecognized stock-based compensation expense at June 30, 2025 related to unvested stock options expected to be recognized over a weighted-average period of 1.72 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2025 was $2.2 million and $3.1 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and six months ended June 30, 2024 was not material and $0.6 million, respectively. There was a total of $9.5 million of unrecognized stock-based compensation expense at June 30, 2025 related to unvested RSUs expected to be recognized over a weighted-average period of 2.4 years.

RSU activity for the six months ended June 30, 2025, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2024	268	$5.71
Granted	3,016	4.13
Forfeited	(32)	4.13
Vested	(179)	5.93
Unvested balance, June 30, 2025	3,073	$4.17

Market-based Share Awards

In January 2020, the Company granted performance-based market condition share awards to one senior executive under the 2017 Omnibus Equity Plan, which entitle this employee the right to receive shares of common stock equal to a maximum value of $4.9 million in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. As of June 30, 2025, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.09 per share, which would result in an estimated 45,718 shares of common stock to be issued upon vesting. Each of the estimated 45,718 shares of common stock have a weighted-average grant date fair value of $24.53 per share.

As of June 30, 2025 and December 31, 2024, the liability for these awards was $0.5 million and is reported on the condensed consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The Company recognized stock-based compensation expense relating to performance-based market condition share awards of zero for each of the three and six months ended June 30, 2025 and 2024.

The assumptions used in determining the fair value for the performance-based market condition share awards outstanding at June 30, 2025 were as follows:

June 30, 2025
Expected volatility	69.8%
Dividend yield	1.2%
Risk-free interest rate	3.6%
Weighted-average expected term (in years)	3.9

The weighted-average expected term of the Company’s performance-based market condition share awards is the weighted-average of the derived service periods for the share awards.

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and six months ended June 30, 2025 and 2024, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were no 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding at June 30, 2025. The shares of convertible preferred stock that were outstanding prior to their mandatory redemption were anti-dilutive for the portions of the three and six months ended June 30, 2024 in which they were outstanding, and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions, share data in thousands except earnings per share)	2025	2024	2025	2024
Net (loss) income attributable to Emerald Holding, Inc.	$(1.4)	$(2.8)	$13.9	$8.2
Accretion to redemption value of redeemable convertible preferred stock	—	(2.0)	—	(12.7)
Net (loss) income attributable to Emerald Holding, Inc. common stockholders	$(1.4)	$(4.8)	$13.9	$(4.5)
Weighted average common shares outstanding	198,650	155,915	199,614	109,477
Basic (loss) income per share	$(0.01)	$(0.03)	$0.07	$(0.04)
Net (loss) income attributable to Emerald Holding, Inc. common stockholders	$(1.4)	$(4.8)	$13.9	$(4.5)
Dilutive effect of stock options	—	—	475	—
Diluted weighted average common shares outstanding	198,650	155,915	200,089	109,477
Diluted (loss) income per share	$(0.01)	$(0.03)	$0.07	$(0.04)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	9,713	7,786	16,082	7,857

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of June 30, 2025. For the three and six months ended June 30, 2025, the Company recorded a provision for income taxes of $2.0 million and $7.4 million, respectively, which resulted in an effective tax rate of 333.3% and 34.7%, respectively. The differences between the U.S. federal statutory and effective tax rates before discrete items are primarily attributable to changes in valuation allowances, state taxes and global intangible low-taxed income for the three months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company recorded a benefit from income taxes of $0.7 million and a provision for income taxes of $2.8 million, respectively, which resulted in an effective tax rate of 20.0% and 25.5%, respectively.

Liabilities for unrecognized tax benefits were $1.8 million and $1.5 million as of June 30, 2025 and December 31, 2024, respectively, and are included within other noncurrent liabilities in the condensed consolidated balance sheets. Associated interest and penalties were not significant as of June 30, 2025 and December 31, 2024.

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

14.
Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
Accrued event costs	$18.3	$7.4
Trade payables	13.8	17.3
Other current liabilities	9.6	11.3
Accrued personnel costs	7.9	4.7
Total accounts payable and other current liabilities	$49.6	$40.7

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

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net income (loss) before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues
Connections Segment	$95.4	$75.0	$233.7	$198.4
All Other Category	10.1	11.0	19.5	21.0
Total revenues	$105.5	$86.0	$253.2	$219.4

Other income, net
Connections Segment	$—	$—	$—	$1.0
Total other income, net	$—	$—	$—	$1.0

Connections Segment expenses
Cost of Revenues	$38.1	$30.2	$86.9	$75.5
Selling, general and administrative	22.1	18.4	45.5	41.3
Total expenses	$60.2	$48.6	$132.4	$116.8

Adjusted EBITDA
Connections Segment	$35.2	$26.4	$101.3	$82.6
Segment Adjusted EBITDA	$35.2	$26.4	$101.3	$82.6

All Other Category Adjusted EBITDA	$1.8	$1.8	$2.5	$2.1
General corporate and other expenses(1)	(12.6)	(12.9)	(25.8)	(28.6)
Interest expense, net	(9.6)	(9.9)	(24.7)	(19.7)
Depreciation and amortization expense	(7.6)	(7.0)	(14.0)	(14.1)
Stock-based compensation expense	(3.0)	(1.5)	(5.6)	(4.0)
Other items(2)	(3.6)	(0.4)	(12.4)	(7.3)
Income (loss) before income taxes	$0.6	$(3.5)	$21.3	$11.0
(1)
General corporate and other expenses are primarily related to corporate level expenditures.
(2)
Other items for the three months ended June 30, 2025 included: (i) $1.1 million in acquisition-related transaction costs; (ii) $1.9 million in acquisition-related integration and restructuring-related transition costs; and (iii) $0.6 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended June 30, 2024 included: (i) $0.9 million in acquisition-related transaction costs; (ii) $1.0 million in acquisition-related integration and restructuring-related transition costs; (iii) $0.7 million in non-recurring legal, audit and consulting fees; and (iv) $2.2 million in gains related to the remeasurement of contingent consideration. Other items for the six months ended June 30, 2025 included: (i) $4.9 million in acquisition-related transaction costs; (ii) $2.5 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.4 million in non-recurring legal, audit and consulting fees; and (iv) $3.6 million in expense related to the remeasurement of contingent consideration. Other items for the six months ended June 30, 2024 included: (i) $1.2 million in acquisition-related transaction costs; (ii) $5.8 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.0 million in non-recurring legal, audit and consulting fees; and (iv) $0.7 million in gains related to the remeasurement of contingent consideration.

The following table presents reportable and non-reportable segment cost of revenues and selling, general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Cost of revenues
Connections Segment	$38.1	$30.2	$86.9	$75.5
All Other Category	2.5	2.4	5.1	4.6
Other items(1)	—	0.5	—	0.5
Total cost of revenues	$40.6	$33.1	$92.0	$80.6

Selling, general and administrative expenses
Connections Segment	$22.1	$18.4	$45.5	$41.3
All Other Category	5.8	6.8	11.9	14.3
Corporate	12.6	12.9	25.8	28.6
Other items(1)	6.6	1.4	18.0	10.8
Total selling, general and administrative expenses	$47.1	$39.5	$101.2	$95.0
(1)
Other items included in cost of revenues and selling, general and administrative expenses relate to one-time adjustments that are considered to not be indicative of ongoing segment operative performance.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three and six months ended June 30, 2025 and 2024. For the three and six months ended June 30, 2025 and 2024, revenues were derived from transactions in the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Revenues
United States	$96.3	$81.6	$237.2	$213.4
All other countries	9.2	4.4	16.0	6.0
Total revenues	$105.5	$86.0	$253.2	$219.4

16.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 93.2% of the Company’s common stock as of June 30, 2025. Affiliates of Onex Corporation held a 96.1% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. The Company made $0.1 million in payments to Convex during the three and six months ended June 30, 2025. The Company made no payments to Convex during the three and six months ended June 30, 2024. The amounts due to Convex as of June 30, 2025 were $0.7 million. The amounts due to Convex as of December 31, 2024 were immaterial.

17.
Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant changes to existing law, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing the potential impact of the OBBBA on its consolidated financial statements.

On July 29, 2025, the Company’s board of directors declared a dividend for the quarter ending September 30, 2025 of $0.015 per share payable on August 25, 2025 to holders of record of the Company’s common stock on August 14, 2025.

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

Recent Events

Dividend

On July 29, 2025, the Company’s board of directors declared a dividend for the quarter ending September 30, 2025 of $0.015 per share payable on August 25, 2025 to holders of record of the Company’s common stock on August 14, 2025.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 3 and Footnote 4 to the tables under the headings “Results of Operations—Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024” and “Results of Operations—Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024.”

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net (loss) income before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) goodwill and other intangible asset impairment charges and (vi) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net (loss) income. For a reconciliation of Adjusted EBITDA to net (loss) income, see Footnote 2 to the tables under the headings “Results of Operations—Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024” and “Results of Operations—Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 3 to the table under the heading “Results of Operations—Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024.”

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income data:
Revenues	$105.5	$86.0	$19.5	22.7%
Cost of revenues	40.6	33.1	7.5	22.7%
Selling, general and administrative expenses(1)	47.1	39.5	7.6	19.2%
Depreciation and amortization expense	7.6	7.0	0.6	8.6%
Operating income	10.2	6.4	3.8	59.4%
Interest expense	10.9	12.0	(1.1)	(9.2%)
Interest income	1.3	2.1	(0.8)	(38.1%)
Income (loss) before income taxes	0.6	(3.5)	4.1	NM
Provision for (benefit from) income taxes	2.0	(0.7)	2.7	(385.7%)
Net loss	$(1.4)	$(2.8)	$1.4	NM

Other financial data (unaudited):
Adjusted EBITDA(2)	$24.4	$15.3	$9.1	59.5%
Organic revenue(3)	$80.2	$79.9	$0.3	0.4%

(1)
Selling, general and administrative expense for the three months ended June 30, 2025 and 2024 included $3.6 million and $0.4 million, respectively, in contingent consideration remeasurement adjustments and acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended June 30, 2025 and 2024 were stock-based compensation expenses of $3.0 million and $1.5 million, respectively.
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

We define Adjusted EBITDA as net (loss) income before (i) interest expense, net, (ii) provision for income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation and (vii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of our management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended June 30,
	2025	2024
	(unaudited)
	(dollars in millions)
Net loss	$(1.4)	$(2.8)
Add (deduct):
Interest expense, net	9.6	9.9
Provision for (benefit from) income taxes	2.0	(0.7)
Depreciation and amortization expense	7.6	7.0
Stock-based compensation expense(a)	3.0	1.5
Other items(b)	3.6	0.4
Adjusted EBITDA	$24.4	$15.3

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(b)
Other items for the three months ended June 30, 2025 included: (i) $1.1 million in acquisition-related transaction costs; (ii) $1.9 million in acquisition-related integration and restructuring-related transition costs; and (iii) $0.6 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended June 30, 2024 included: (i) $0.9 million in acquisition-related transaction costs; (ii) $1.0 million in acquisition related integration and restructuring related transition costs; (iii) $0.7 million in non-recurring legal, audit and consulting fees; and (iv) $2.2 million in gains related to the remeasurement of contingent consideration.
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

	Three Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$105.5	$86.0	$19.5	22.7%
Add (deduct):
Acquisition revenues	(23.6)	—
Discontinued events	—	(2.8)
Scheduling adjustments(1)	(1.7)	(3.3)
Organic revenue	$80.2	$79.9	$0.3	0.4%

(1)
For the three months ended June 30, 2025, represents revenues from three events that staged in the second quarter of fiscal 2025, but staged in a different quarter in fiscal 2024 and revenues from two events that staged in the second quarter of fiscal 2024 but are scheduled to stage in a different quarter in fiscal 2025.

Revenues

Revenues of $105.5 million for the three months ended June 30, 2025 increased $19.5 million, or 22.7%, from $86.0 million for the comparable period in 2024. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Cost of Revenues

Cost of revenues of $40.6 million for the three months ended June 30, 2025 increased $7.5 million, or 22.7%, from $33.1 million for the comparable period in 2024. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $47.1 million for the three months ended June 30, 2025 increased $7.6 million, or 19.2%, from $39.5 million for the comparable period in 2024. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $7.6 million for the three months ended June 30, 2025, increased $0.6 million, or 8.6%, from $7.0 million for the comparable period in 2024. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Adjusted EBITDA

Adjusted EBITDA of $24.4 million for the three months ended June 30, 2025 increased by $9.1 million from $15.3 million for the comparable period in 2024. The increase in Adjusted EBITDA was primarily attributable to the increase in operating income described above, as well as higher add-backs for non-recurring expenses, stock-based compensation and depreciation and amortization expense, offset by a lower add-back for interest expense, net.

Segment Results for the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$95.4	$75.0	$20.4	27.2%
Cost of revenues	38.1	30.5	7.6	24.9%
Selling, general and administrative expense	22.1	18.5	3.6	19.5%
Depreciation and amortization expense	4.5	4.2	0.3	7.1%
Operating income	$30.7	$21.8	$8.9	40.8%

Revenues

During the three months ended June 30, 2025, revenues for the Connections reportable segment increased $20.4 million, or 27.2%, to $95.4 million from $75.0 million for the comparable period in the prior year. The primary drivers of the increase were incremental revenue from acquisitions of $23.6 million and organic revenue growth. Organic revenue growth of $1.2 million, or 1.7%, to $70.1 million from $68.9 million for the comparable period in the prior year was primarily due to higher recurring revenues. The increase in Connections reportable segment revenues was offset by a decrease of $2.8 million from discontinued events and $1.6 million from scheduling adjustments.

Cost of Revenues

During the three months ended June 30, 2025, cost of revenues for the Connections reportable segment increased $7.6 million, or 24.9%, to $38.1 million from $30.5 million for the comparable period in the prior year. The primary drivers of the increase were $7.9 million from acquisitions and $1.5 million from recurring events. These increases were offset by savings of $1.4 million from discontinued events and $0.4 million from prior year non-recurring cost of revenues.

Selling, General and Administrative Expense

During the three months ended June 30, 2025, selling, general and administrative expense for the Connections reportable segment increased $3.6 million, or 19.5%, to $22.1 million from $18.5 million for the comparable period in 2024. The increase was primarily attributable to incremental expenses from acquisitions.

Depreciation and Amortization Expense

During the three months ended June 30, 2025, depreciation and amortization expense for the Connections reportable segment increased $0.3 million, or 7.1%, to $4.5 million from $4.2 million for the comparable period in 2024. The increase was primarily driven by amortization of intangibles related to recent acquisitions.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$10.1	$11.0	$(0.9)	(8.2%)
Cost of revenues	2.5	2.6	(0.1)	(3.8%)
Selling, general and administrative expense	5.8	6.7	(0.9)	(13.4%)
Depreciation and amortization expense	2.4	2.0	0.4	20.0%
Operating loss	$(0.6)	$(0.3)	$(0.3)	100.0%

Revenues

During the three months ended June 30, 2025, revenues for the All Other category decreased $0.9 million, or 8.2%, to $10.1 million from $11.0 million for the comparable period in 2024. The decrease in revenues was comprised of a $1.0 million, or 16.9%, decrease in content revenues to $4.9 million in the current year from $5.9 million for the comparable period in the prior year, primarily due to lower print and digital advertising. This decrease was offset by a $0.1 million, or 2.0%, increase in commerce revenues to $5.2 million in the current year from $5.1 million for the comparable period in the prior year, primarily due to the continued growth of the Elastic Suite software platform.

Cost of Revenues

During the three months ended June 30, 2025, cost of revenues for the All Other category decreased $0.1 million, or 3.8%, to $2.5 million from $2.6 million for the comparable period in 2024. The decrease in cost of revenues was primarily driven by non-recurring cost of revenues.

Selling, General and Administrative Expense

During the three months ended June 30, 2025, selling, general and administrative expense for the All Other category decreased $0.9 million, or 13.4%, to $5.8 million from $6.7 million for the comparable period in 2024. The primary drivers of the decrease were lower salary expenses in both the content and commerce businesses.

Depreciation and Amortization Expense

During the three months ended June 30, 2025, depreciation and amortization expense for the All Other category increased $0.4 million, or 20.0%, to $2.4 million from $2.0 million for the comparable period in 2024. The increase was attributable to the continued development of the Company’s Elastic Suite and Bulletin software platforms.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$19.2	$14.3	$4.9	34.3%
Depreciation and amortization expense	0.7	0.8	(0.1)	(12.5%)
Total operating expenses	$19.9	$15.1	$4.8	31.8%

Selling, General and Administrative Expense

During the three months ended June 30, 2025, selling, general and administrative expense for the Corporate category increased $4.9 million, or 34.3%, to $19.2 million from $14.3 million for the comparable period in 2024. The increase was primarily attributable to a $2.8 million increase in expense from contingent consideration remeasurements and a $1.5 million increase in stock-based compensation and higher transaction expenses.

Depreciation and Amortization Expense

During the three months ended June 30, 2025, depreciation and amortization expense for the Corporate category decreased $0.1 million, or 12.5%, to $0.7 million from $0.8 million for the comparable period in 2024. The decrease is attributable to lower computer hardware depreciation expense.

Interest Expense

Interest expense of $10.9 million for the three months ended June 30, 2025 decreased $1.1 million, or 9.2%, from $12.0 million for the comparable period in 2024. The decrease was primarily attributable to a lower effective interest rate of 8.07% for the period compared to 10.42% for the comparable period in 2024, offset by a higher average debt balance of $515.0 million during the three months ended June 30, 2025, versus an average debt balance of $412.1 million during the comparable period in the prior year.

Interest Income

Interest income of $1.3 million for the three months ended June 30, 2025 decreased from $2.1 million for the comparable period in 2024. The decrease was primarily attributable to lower cash balances following the completion of several acquisitions during the last twelve months, as well as lower interest rates.

Provision for (benefit from) Income Taxes

For the three months ended June 30, 2025, the Company recorded a provision for income taxes of $2.0 million, which resulted in an effective tax rate of 333.3% for the three months ended June 30, 2025. The Company recorded a benefit from income taxes of $0.7 million and an effective tax rate of 20.0% for the three months ended June 30, 2024. The increase in income tax expense is attributable to higher pre-tax income for the three months ended June 30, 2025.

Net Loss

Net loss of $1.4 million for the three months ended June 30, 2025 represented a $1.4 million improvement from net loss of $2.8 million for the comparable period in 2024. The key drivers of the change were higher income from ongoing operations, primarily driven by acquisitions, offset by a higher provision for income taxes during the second quarter of fiscal 2025.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

The tables in this section summarize key components of our results of operations for the periods indicated.

	Six Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income data:
Revenues	$253.2	$219.4	$33.8	15.4%
Other income, net	—	1.0	(1.0)	NM
Cost of revenues	92.0	80.6	11.4	14.1%
Selling, general and administrative expenses(1)	101.2	95.0	6.2	6.5%
Depreciation and amortization expense	14.0	14.1	(0.1)	(0.7%)
Operating income	46.0	30.7	15.3	49.8%
Interest expense	28.3	24.1	4.2	17.4%
Interest income	3.6	4.4	(0.8)	(18.2%)
Income before income taxes	21.3	11.0	10.3	93.6%
Provision for income taxes	7.4	2.8	4.6	164.3%
Net income	$13.9	$8.2	$5.7	69.5%

Other financial data (unaudited):
Adjusted EBITDA(2)	$78.0	$56.1	$21.9	39.0%
Free Cash Flow(3)	$24.6	$11.9	$12.7	106.7%
Organic revenue(4)	$222.9	$214.6	$8.3	3.9%

(1)
Selling, general and administrative expense for the six months ended June 30, 2025 and 2024 included $12.4 million and $7.3 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the six months ended June 30, 2025 and 2024 were stock-based compensation expenses of $5.6 million and $4.0 million, respectively.
(2)
For a definition of Adjusted EBITDA and the reasons management uses this metric, see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024.”

	Six Months Ended June 30,
	2025	2024
	(unaudited)
	(dollars in millions)
Net income	$13.9	$8.2
Add (deduct):
Interest expense, net	24.7	19.7
Provision for income taxes	7.4	2.8
Depreciation and amortization expense	14.0	14.1
Stock-based compensation expense(a)	5.6	4.0
Other items(b)	12.4	7.3
Adjusted EBITDA	$78.0	$56.1
Deduct:
Event cancellation insurance proceeds	—	1.0
Adjusted EBITDA excluding event cancellation insurance proceeds	$78.0	$55.1

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.

(b)
Other items for the six months ended June 30, 2025 included: (i) $4.9 million in acquisition-related transaction costs; (ii) $2.5 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.4 million in non-recurring legal, audit and consulting fees; and (iv) $3.6 million in expense related to the remeasurement of contingent consideration. Other items for the six months ended June 30, 2024 included: (i) $1.2 million in acquisition-related transaction costs; (ii) $5.8 million in acquisition related integration and restructuring related transition costs, including one-time severance expense of $3.4 million; (iii) $1.0 million in non-recurring legal, audit and consulting fees; and (iv) $0.7 million in gains related to the remeasurement of contingent consideration.
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

	Six Months Ended June 30,
	2025	2024
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$28.5	$17.1
Less:
Capital expenditures	3.9	5.2
Free Cash Flow	$24.6	$11.9
(4)
For a definition of Organic revenue and the reasons management uses this metric, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024.”

	Six Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$253.2	$219.4	$33.8	15.4%
Add (deduct):
Acquisition revenues	(28.6)	—
Discontinued events	—	(4.6)
Scheduling adjustments(1)	(1.7)	(0.2)
Organic revenue	$222.9	$214.6	$8.3	3.9%

(1)
For the six months ended June 30, 2025, represents revenues from four events that staged in the first six months of fiscal 2025, but staged later in fiscal 2024 and revenues from one event that staged in the first six months of fiscal 2024 but is scheduled to stage in the second half of fiscal 2025.

Revenues

Revenues of $253.2 million for the six months ended June 30, 2025 increased $33.8 million, or 15.4%, from $219.4 million for the comparable period in 2024. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, for the six months ended June 30, 2025 decreased $1.0 million from $1.0 million in the comparable period in 2024. See “Connections Segment–Other Income, net,” and “All Other Category–Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $92.0 million for the six months ended June 30, 2025 increased $11.4 million, or 14.1%, from $80.6 million for the comparable period in 2024. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $101.2 million for the six months ended June 30, 2025 increased $6.2 million, or 6.5%, from $95.0 million for the comparable period in 2024. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $14.0 million for the six months ended June 30, 2025, decreased $0.1 million, or 0.7%, from $14.1 million for the comparable period in 2024. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Adjusted EBITDA

Adjusted EBITDA of $78.0 million for the six months ended June 30, 2025 increased by $21.9 million from $56.1 million for the comparable period in 2024. The increase in Adjusted EBITDA was primarily attributable to acquisitions and the improved results from operations during the six months ended June 30, 2025.

Segment Results for the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$233.7	$198.4	$35.3	17.8%
Other income, net	—	1.0	(1.0)	NM
Cost of revenues	86.9	75.8	11.1	14.6%
Selling, general and administrative expenses	45.5	40.9	4.6	11.2%
Depreciation and amortization expense	7.9	8.7	(0.8)	(9.2%)
Operating income	$93.4	$74.0	$19.4	26.2%

Revenues

During the six months ended June 30, 2025, revenues for the Connections reportable segment increased $35.3 million, or 17.8%, to $233.7 million from $198.4 million for the comparable period in the prior year. The primary drivers of the increase were incremental revenue from acquisitions of $28.6 million and organic revenue growth. Organic revenue growth of $9.8 million, or 5.1%, to $203.4 million from $193.6 million for the comparable period in the prior year was primarily due to higher recurring revenues and two new event launches. Scheduling adjustments resulted in a $1.5 million increase in revenue during the six months ended June 30, 2025. The increase in Connections reportable segment revenues was offset by a decrease of $4.6 million from discontinued events.

Other Income, net

Other income, net, of $1.0 million, related to business interruption insurance proceeds was recorded for the Connections reportable segment during the six months ended June 30, 2024. All of the $1.0 million of other income, net, for the Connections reportable segment was received during the six months ended June 30, 2024.

Cost of Revenues

During the six months ended June 30, 2025, cost of revenues for the Connections reportable segment increased $11.1 million, or 14.6%, to $86.9 million from $75.8 million for the comparable period in the prior year. The primary drivers of the increase were cost of revenues of $10.1 million from acquisitions, $2.9 million from recurring events, $1.3 million from timing adjustments and $0.7 million from new launches. These increases were offset by $3.5 million of prior year cost of revenues from discontinued events and a $0.4 million reduction in non-recurring cost of revenues.

Selling, General and Administrative Expense

During the six months ended June 30, 2025, selling, general and administrative expense for the Connections reportable segment increased $4.6 million, or 11.2%, to $45.5 million from $40.9 million for the comparable period in 2024. The increase was primarily attributable to incremental expenses from acquisitions.

Depreciation and Amortization Expense

During the six months ended June 30, 2025, depreciation and amortization expense for the Connections reportable segment decreased $0.8 million, or 9.2%, to $7.9 million from $8.7 million for the comparable period in 2024. The decrease was driven by the full amortization of intangible assets acquired in several historical acquisitions, offset by the addition of amortization of intangible assets acquired in recent acquisitions.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$19.5	$21.0	$(1.5)	(7.1%)
Cost of revenues	5.1	4.8	0.3	6.3%
Selling, general and administrative expenses	11.9	14.3	(2.4)	(16.8%)
Depreciation and amortization expense	4.6	3.8	0.8	21.1%
Operating loss	$(2.1)	$(1.9)	$(0.2)	10.5%

Revenues

During the six months ended June 30, 2025, revenues for the All Other category decreased $1.5 million, or 7.1%, to $19.5 million from $21.0 million for the comparable period in 2024. All Other category revenues reflect a $1.5 million, or 14.2%, decrease in content revenues to $9.1 million in the current year from $10.6 million for the comparable period in the prior year, primarily related to lower print and digital advertising. Commerce revenues of $10.4 million in the current year were consistent with the comparable period in the prior year.

Cost of Revenues

During the six months ended June 30, 2025, cost of revenues for the All Other category increased $0.3 million, or 6.2%, to $5.1 million from $4.8 million for the comparable period in 2024. Content cost of revenues increased $0.6 million, or 27.3%, to $2.8 million primarily due to higher barter activity. Commerce cost of revenues decreased $0.3 million, or 11.5%, to $2.3 million primarily due to lower software maintenance expense.

Selling, General and Administrative Expense

During the six months ended June 30, 2025, selling, general and administrative expense for the All Other category decreased $2.4 million, or 16.8%, to $11.9 million from $14.3 million for the comparable period in 2024. The primary drivers of the decrease were lower salary and benefits, list rental and contractual labor expense.

Depreciation and Amortization Expense

During the six months ended June 30, 2025, depreciation and amortization expense for the All Other category increased $0.8 million, or 21.1%, to $4.6 million from $3.8 million for the comparable period in 2024. The increase was attributable to the continued development of the Company’s Elastic Suite and Bulletin software platforms.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	43.8	39.8	4.0	10.1%
Depreciation and amortization expense	1.5	1.6	(0.1)	(6.3%)
Total operating expenses	$45.3	$41.4	$3.9	9.4%

Selling, General and Administrative Expense

During the six months ended June 30, 2025, selling, general and administrative expense for the Corporate category increased $4.0 million, or 10.1%, to $43.8 million from $39.8 million for the comparable period in 2024. The increase was driven by a $4.3 million increase in expense related to contingent consideration remeasurements and a $3.7 million increase in acquisition related transaction costs. These increases were offset by $3.3 million decrease in non-recurring transition related expenses, which was primarily related to lower severance costs and foreign currency gains of $0.6 million.

Depreciation and Amortization Expense

During the six months ended June 30, 2025, depreciation and amortization expense for the Corporate category decreased $0.1 million, or 6.3%, to $1.5 million from $1.6 million for the comparable period in 2024. The decrease is attributable to lower computer hardware depreciation expense.

Interest Expense

Interest expense of $28.3 million for the six months ended June 30, 2025 increased $4.2 million, or 17.4%, from $24.1 million for the comparable period in 2024. The increase was attributable to $6.4 million in third party fees related to the Second Amended and Restated Term Loan Facility described below. The increase was offset by a lower effective interest rate of 8.30% on our outstanding indebtedness for the six months ended June 30, 2025 compared to 10.43% for the comparable period in the prior year, offset by a higher average debt balance of $497.5 million during the six months ended June 30, 2025, versus an average debt balance of $412.7 million during the comparable period in the prior year.

Interest Income

Interest income of $3.6 million for the six months ended June 30, 2025 decreased $0.8 million, or 18.2%, from $4.4 million for the comparable period in 2024. The decrease is primarily attributable to lower cash balances following the completion of several acquisitions during the last twelve months as well as lower interest rates.

Provision for Income Taxes

For the six months ended June 30, 2025, the Company recorded a provision for income taxes of $7.4 million which resulted in an effective tax rate of 34.7% for the six months ended June 30, 2025. The Company recorded a provision for income taxes of $2.8 million and an effective tax rate of 25.5% for the six months ended June 30, 2024. The increase in income tax expense is attributable to higher pre-tax income for the six months ended June 30, 2025.

Net Income

Net income of $13.9 million for the six months ended June 30, 2025 represented a $5.7 million, or 69.5%, improvement from net income of $8.2 million for the comparable period in 2024. The key drivers of the change were improved results from ongoing operations, primarily driven by acquisitions, offset by increased interest expense, net, and higher provision for income taxes for the six months ended June 30, 2025.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital purposes, including the production of trade shows and other live events, as well as for funding operating and capital expenditures, including acquisitions, and the return of capital to our stockholders in the form of dividends and/or stock repurchases.

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into the second amended and restated senior secured credit facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Senior Secured Credit Facilities”), providing for (i) a seven-year $515.0 million term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. A portion of the proceeds of the Second Amended and Restated Term Loan Facility were used to refinance all existing loans outstanding under Emerald X’s previous extended term loan facility (the “Previous Extended Term Loan Facility”) under the Previous Senior Secured Credit Facilities, and to pay costs and expenses in connection with the refinancing. The balance of the proceeds of the Second Amended and Restated Term Loan Facility remained on the balance sheet of Emerald X and may be used from time to time for general business purposes, including the financing of acquisitions. The Second Amended and Restated Revolving Credit Facility was not drawn at the closing of the refinancing and may be used from time to time for general business purposes, including the financing of acquisitions. As of June 30, 2025, the Company had $515.0 million of borrowings outstanding under the Second Amended and Restated Term Loan Facility and no borrowings outstanding under the Second Amended and Restated Revolving Credit Facility. In addition, as of June 30, 2025, the Company had cash and cash equivalents of $156.4 million. As of June 30, 2025, the Company was in compliance with the covenants contained in the Second Amended and Restated Senior Secured Credit Facilities.

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

On November 3, 2023, our Board approved a further extension and expansion of the share repurchase program (the “November 2023 Share Repurchase Program”), which allowed for the repurchase of $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board. We settled the repurchase of zero shares and 295,650 shares for $1.8 million during the three and six months ended June 30, 2024, respectively, under this repurchase program.

On October 29, 2024, our Board approved a further extension and expansion of the share repurchase program (the “October 2024 Share Repurchase Program”), which allowed for the repurchase of $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the Board.

On April 30, 2025, our Board approved a further expansion of the share repurchase program (the “April 2025 Share Repurchase Program”), which allows for the repurchase of $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the Board.

During the three and six months ended June 30, 2025, we repurchased 1,630,679 and 3,660,124 shares for $6.9 million and $15.7 million, respectively, under the remaining authorized repurchase capacity of the October 2024 Share Repurchase Program and the newly authorized April 2025 Share Repurchase Program. There was $20.8 million remaining available for share repurchases under the share repurchase program as of June 30, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$28.5	$17.1
Net cash used in investing activities	$(148.1)	$(16.9)
Net cash provided by (used in) financing activities	$80.6	$(11.2)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the six months ended June 30, 2025 was $28.5 million, as compared to net cash provided by operating activities of $17.1 million for the six months ended June 30, 2024. The increase in cash provided by operating activities primarily reflects the $5.7 million change from net income of $8.2 million for the six months ended June 30, 2024 to net income of $13.9 million for the six months ended June 30, 2025. Net income plus non-cash items provided operating cash flows of $41.8 million and $31.7 million for the six months ended June 30, 2025 and 2024, respectively. Cash provided by operating activities reflects the use of $13.3 million and $14.6 million for working capital in the six months ended June 30, 2025 and 2024, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the six months ended June 30, 2025 increased $131.2 million to $148.1 million from $16.9 million in the comparable period in the prior year. The increase was primarily attributable to an increase of $132.5 million associated with acquisition of businesses offset by a $1.3 million decrease in purchases of property and equipment and intangible assets.

Financing Activities

Financing activities primarily consist of payment of the preferred and common stock dividends, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash provided by financing activities for the six months ended June 30, 2025 increased $91.8 million to $80.6 million, compared to cash used in financing activities of $11.2 million for the six months ended June 30, 2024. The increase was primarily due to net proceeds of $105.9 million associated with the issuance of the $515.0 million Second Amended and Restated Senior Secured Credit Facilities and the settlement of the $409.1 million outstanding on the Previous Extended Term Loan Facility on January 30, 2025, offset by the $2.1 million repayment of principal on the Previous Extended Term Loan Facility during the six months ended June 30, 2024. In addition, dividends paid on preferred stock decreased by $8.6 million during the six months ended June 30, 2025. These cash inflows were offset by a $13.9 million increase in repurchases of common stock, a $6.0 million increase with respect to the common stock dividend, a $2.1 million increase in fees paid for debt issuance, a $1.3 million increase in original issuance discount paid, a $1.1 million decrease in proceeds from issuance of common stock under equity plans and a $0.4 million increase in contingent consideration payments, during the six months ended June 30, 2025.

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

Free Cash Flow

Free Cash Flow for the six months ended June 30, 2025 increased $12.7 million, to $24.6 million from $11.9 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 3 to the table under the heading “Results of Operations—Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 14, 2025, which is accessible on the SEC’s website at www.sec.gov, other than in connection with the completion of the Second Amended and Restated Senior Secured Credit Facilities and the repayment of the Previous Extended Term Loan Facility with the proceeds thereof, or made in the ordinary course of business. See Item 1 of Part I, “Financial Statements—Note 7—Debt.”

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

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Recently Issued Accounting Pronouncements

See Item 1 of Part I, “Financial Statements—Note 2 – Recent Accounting Pronouncements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposures to market risk are interest rate risk associated with our Second Amended and Restated Senior Secured Credit Facilities and foreign currency risk. See Note 7, Debt, in the notes to the condensed consolidated financial statements for further description of our Second Amended and Restated Senior Secured Credit Facilities.

As of June 30, 2025, we had $515.0 million of variable rate term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Second Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of June 30, 2025.

The Company has recently expanded its trade show footprint to encompass several international shows. We are exposed to foreign currency risk to the extent that we enter into transactions or collect revenue related to these international shows denominated in currencies other than the U.S. dollar, the reporting currency of the Company, as a result of exposure from fluctuating currency exchange rates. Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our net income (loss). Fluctuations in foreign currencies may impact the amount of total assets, liabilities, operating expenses and cash flows that we report for our foreign operations upon the translations of these amounts into U.S. dollar. Our largest exposure is currently the movement of the U.S. dollar relative to the U.K. Pound Sterling. In the future, in an effort to reduce foreign currency exchange risks, we may enter into financial derivative transactions, including hedging currency pairs.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s second fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Share Repurchase Program

In April 2025, our board of directors approved an expansion of our previously announced share repurchase program, which allows for the repurchase of $25.0 million of our common stock from time to time through and including December 31, 2025, subject to early termination or extension by the board of directors. This approval expands the previously authorized $25.0 million share repurchase program that was effective through December 31, 2025. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

In October 2024, we announced that our board of directors had authorized an extension and expansion of our previously authorized $25.0 million share repurchase program through December 31, 2025.

In November 2023, we announced that our board of directors had authorized an extension and expansion of our previously authorized $25.0 million share repurchase program through December 31, 2024.

The following table presents our purchases of common stock during the second quarter ended June 30, 2025, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2025 - April 30, 2025	738,355	$3.70	738,355	$6.1
May 1, 2025 - May 31, 2025	480,658	4.60	480,658	22.8
June 1, 2025 - June 30, 2025	411,666	4.79	411,666	20.8
Total	1,630,679
(1)
Includes shares of common stock settled between April 1, 2025 and June 30, 2025, under both the October 2024 Share Repurchase Plan and April 2025 Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended June 30, 2025, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: August 4, 2025	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)