Form 10-Q
period 2025-09-30
Emerald Holding, Inc.
filed 2025-10-31
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 29, 2025, there were 197,807,355 shares of the Registrant’s common stock, par value $0.01, outstanding.

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
•
general economic conditions, including the impact of tariffs and trade policy, inflationary pressures and increases in interest rates;
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
•
our ability to leverage artificial intelligence and other technologies in our products and services;
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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$95.4	$194.8
Trade and other receivables, net of allowances of $2.6 million and $1.6 million as of September 30, 2025 and December 31, 2024, respectively	95.3	82.5
Prepaid expenses and other current assets	41.2	29.6
Total current assets	231.9	306.9
Noncurrent assets
Property and equipment, net	2.0	1.8
Intangible assets, net	190.6	155.9
Goodwill, net	781.4	573.8
Right-of-use lease assets	7.4	6.4
Other noncurrent assets	4.0	3.9
Total assets	$1,217.3	$1,048.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$43.9	$40.7
Income tax payable	1.1	—
Cancelled event liabilities	1.0	1.2
Deferred revenues	229.0	190.5
Contingent consideration	1.5	0.7
Right-of-use lease liabilities, current portion	5.3	4.0
Term loan, current portion	5.2	4.2
Total current liabilities	287.0	241.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	499.8	398.5
Deferred tax liabilities, net	16.2	4.9
Right-of-use lease liabilities, noncurrent portion	4.4	5.5
Other noncurrent liabilities	40.4	12.6
Total liabilities	847.8	662.8
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; authorized shares at September 30, 2025 and December 31, 2024: 800,000; 197,961 and 201,447 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	2.0	2.0
Additional paid-in capital	1,017.7	1,034.0
Accumulated other comprehensive income	0.4	—
Accumulated deficit	(650.6)	(650.1)
Total stockholders’ equity	369.5	385.9
Total liabilities and stockholders’ equity	$1,217.3	$1,048.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Loss

(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in millions, share data in thousands except earnings per share)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$77.5	$72.6	$330.7	$292.0
Other income, net	—	—	—	1.0
Cost of revenues	25.3	23.1	117.3	103.7
Selling, general and administrative expense	51.3	40.8	152.5	135.8
Depreciation and amortization expense	8.7	7.1	22.7	21.2
Intangible asset impairment charges	—	6.3	—	6.3
Operating (loss) income	(7.8)	(4.7)	38.2	26.0
Interest expense	10.7	12.3	39.0	36.4
Interest income	0.6	2.2	4.2	6.6
(Loss) income before income taxes	(17.9)	(14.8)	3.4	(3.8)
(Benefit from) provision for income taxes	(3.5)	(3.7)	3.9	(0.9)
Net loss attributable to Emerald Holding, Inc.	$(14.4)	(11.1)	$(0.5)	$(2.9)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(12.7)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(14.4)	$(11.1)	$(0.5)	$(15.6)
Basic loss per share	$(0.07)	$(0.05)	$(0.00)	$(0.11)
Diluted loss per share	$(0.07)	$(0.05)	$(0.00)	$(0.11)
Basic weighted average common shares outstanding	197,950	203,893	199,053	141,179
Diluted weighted average common shares outstanding	197,950	203,893	199,053	141,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	Three Months Ended		Nine Months Ended
(dollars in millions)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss attributable to Emerald Holding, Inc.	$(14.4)	$(11.1)	$(0.5)	$(2.9)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(12.7)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(14.4)	$(11.1)	$(0.5)	$(15.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5.1)	—	0.4	—
Total other comprehensive (loss) income, net of tax:	(5.1)	—	0.4	—
Comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(19.5)	$(11.1)	$(0.1)	$(15.6)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(unaudited)

	Three Months Ended September 30, 2025
	(shares in thousands; dollars in millions)
	Total Emerald Holding, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at June 30, 2025	197,977	$2.0	$1,018.1	$5.5	$(636.2)	$389.4
Stock-based compensation	—	—	2.9	—	—	2.9
Dividends on common stock	—	—	(3.0)	—	—	(3.0)
Issuance of common stock under equity plans	100	—	0.2	—	—	0.2
Repurchase of common stock	(116)	—	(0.5)	—	—	(0.5)
Other comprehensive loss	—	—	—	(5.1)	—	(5.1)
Net loss	—	—	—	—	(14.4)	(14.4)
Balances at September 30, 2025	197,961	$2.0	$1,017.7	$0.4	$(650.6)	$369.5

	Nine Months Ended September 30, 2025
	(shares in thousands; dollars in millions)
	Total Emerald Holding, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2024	201,447	$2.0	$1,034.0	$—	$(650.1)	$385.9
Stock-based compensation	—	—	8.5	—	—	8.5
Dividends on common stock	—	—	(9.0)	—	—	(9.0)
Issuance of common stock under equity plans	290	—	0.4	—	—	0.4
Repurchase of common stock	(3,776)	—	(16.2)	—	—	(16.2)
Other comprehensive income	—	—	—	0.4	—	0.4
Net loss	—	—	—	—	(0.5)	(0.5)
Balances at September 30, 2025	197,961	$2.0	$1,017.7	$0.4	$(650.6)	$369.5

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

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating activities
Net loss	$(0.5)	$(2.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	8.5	4.7
Allowance for credit losses	1.7	0.4
Depreciation and amortization	22.7	21.2
Intangible asset impairments	—	6.3
Loss on lease abandonment	—	0.1
Non-cash operating lease expense	1.9	1.8
Amortization of deferred financing fees and debt discount	1.2	3.3
Deferred income taxes	2.0	2.6
Remeasurement of contingent consideration	8.7	(0.7)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	10.6	0.2
Prepaid expenses and other current assets	0.9	(5.3)
Other noncurrent assets	0.5	—
Accounts payable and other current liabilities	(2.2)	(2.5)
Cancelled event liabilities	(0.2)	1.1
Contingent consideration	(0.2)	(0.2)
Income tax payable	(3.7)	(8.9)
Deferred revenues	(19.4)	8.4
Operating lease liabilities	(3.0)	(2.5)
Other noncurrent liabilities	0.8	(0.9)
Net cash provided by operating activities	30.3	26.2
Investing activities
Acquisition of businesses, net of cash acquired	(192.3)	(16.2)
Escrow payment for business acquisition	(2.7)	—
Working capital adjustment received from seller	—	1.0
Purchases of property and equipment	(0.6)	(0.6)
Purchases of intangible assets	(5.5)	(7.0)
Net cash used in investing activities	(201.1)	(22.8)
Financing activities
Payment of contingent consideration for acquisition of businesses	(3.2)	—
Proceeds from Second Amended and Restated Term Loan Facility	275.4	—
Repayment of principal on Extended Term Loan Facility	(169.5)	(3.1)
Repayment of principal on Second Amended and Restated Term Loan Facility	(1.3)	—
Original issuance discount	(2.0)	—
Fees paid for debt issuance	(2.1)	—
Repurchase of common stock	(16.2)	(5.4)
Dividends on common stock	(9.0)	(3.1)
Preferred stock cash dividend	—	(8.6)
Proceeds from issuance of common stock under equity plans	0.4	1.5
Net cash provided by (used in) financing activities	72.5	(18.7)
Effect of foreign exchange rates on cash and cash equivalents	(1.1)	—
Net decrease in cash and cash equivalents	(99.4)	(15.3)
Cash and cash equivalents
Beginning of period	194.8	204.2
End of period	$95.4	$188.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)—Continued

(in millions)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital expenditures	$0.6	$0.6
Conversion of redeemable convertible preferred stock to common stock	$—	$501.2
Second Amended and Restated Term Loan Facility	$239.6	$—
Extended Term Loan Facility	$(239.6)	$—

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

The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

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

2.
Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the capitalization guidance by removing all references to project stages throughout ASC 350-40 and by clarifying the thresholds entities apply to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption will have on the Company’s consolidated financial statements.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment, primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 87.1% and 86.0% of total revenues for the three months ended September 30, 2025 and 2024, respectively. Trade show and other events revenues represented approximately 91.1% and 89.3% of total revenues for the nine months ended September 30, 2025 and 2024, respectively.

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

Commerce revenues primarily consist of software-as-a-service subscription revenue, implementation fees and professional services. Subscription revenue is generally recognized over the term of the contract. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 to 60 days.

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $229.0 million and $190.5 million as of September 30, 2025 and December 31, 2024, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of September 30, 2025 were $0.4 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Long-term deferred revenues as of December 31, 2024 were immaterial. During the nine months ended September 30, 2025, the Company recognized revenues of $162.7 million from amounts included in deferred revenue at the beginning of the respective period.

Contract liabilities less than one year from the date of the performance obligation are reported on the condensed consolidated balance sheets as deferred revenues. Contract liabilities greater than one year from the date of the performance obligation are reported on the condensed consolidated balance sheets in other noncurrent liabilities.

Accounts receivable credits and deferred revenue balances upon an event being cancelled are reclassified as cancelled event liabilities in the condensed consolidated balance sheets as the total amount represents balances which are expected to be refunded to customers. As of September 30, 2025, cancelled event liabilities of $1.0 million represents $0.8 million of deferred revenues and $0.2 million of accounts receivable credits. As of December 31, 2024, cancelled event liabilities of $1.2 million primarily represented $1.1 million of accounts receivable credits.

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $0.4 million as of September 30, 2025.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	(in millions)
Connections	$67.5	$62.4	$301.2	$260.8
Content	4.5	4.9	13.6	15.5
Commerce	5.5	5.3	15.9	15.7
Total revenues	$77.5	$72.6	$330.7	$292.0

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three and nine months ended September 30, 2025, were $0.5 million and $1.4 million, respectively. The activities for the three and nine months ended September 30, 2024, were not material and $0.5 million, respectively. Account balances written off during the three and nine months ended September 30, 2025 were $0.6 million and $1.0 million, respectively.

4.
Business Acquisitions

2025 Acquisitions

Generis Group

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in executive-level experiences and also to expand its global footprint, the Company executed a share purchase agreement accounted for as a business combination on August 8, 2025, to acquire all of the outstanding share capital of Generis Global Partners Corp. (“Generis Global”) and Generis Global Partners Europe GmbH (“Generis Europe” and together with Generis Global, the “Generis Group”). The Generis Group is a Canada-based organizer of B2B executive summits. The total estimated purchase price of $64.6 million included an initial cash payment of $51.6 million, net of cash acquired of $7.2 million and contingent consideration with an estimated fair value of $6.8 million, offset by a payment of $1.0 million due from the seller. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations. During the three months ended September 30, 2025, the Company received $0.8 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company’s condensed consolidated statement of cash flows.

The preparation of the valuation required the use of certain assumptions and estimates. Estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

External acquisition costs of $1.3 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of loss. Revenue and net loss generated from the Generis Group acquisition were zero and $1.3 million, respectively, during the three months ended September 30, 2025. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the Accounting Standards Codification (“ASC”) practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

The contingent consideration liability related to the acquisition of the Generis Group consists of a potential payment based on a range of multiples, which are dependent upon the acquisition’s compounded annual earnings before interest, taxes, depreciation and amortization (“EBITDA”) growth rate from 2025 to 2027, being applied to the average annual EBITDA growth in calendar years 2026 and 2027 from a specified EBITDA target. The payment is expected to be settled in the second quarter of 2028.

Identified intangible assets associated with the Generis Group included trade name and customer relationship intangible assets of $6.9 million and $6.4 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 10 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 3 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets. The estimated fair value of the acquired trade name was determined using the relief from royalty method. The estimated fair value of the acquired customer relationship was determined using the excess earnings valuation method.

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

The following table summarizes the preliminary fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	August 8, 2025
Cash	$7.2
Trade and other receivables	5.5
Prepaid expenses and other current assets	0.9
Goodwill	57.7
Intangible assets	13.3
Right-of-use lease asset	0.5
Deferred revenues	(14.5)
Accounts payable and other current liabilities	(1.4)
Other non-current liability	(0.8)
Deferred tax liability	(3.3)
Right-of-use lease liability	(0.5)
Purchase price, including working capital adjustment	$64.6

This is Beyond Limited (“This is Beyond”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings into the luxury and travel sectors and also to expand its global footprint, the Company completed a share purchase agreement accounted for as a business combination on May 2, 2025 to acquire all the assets and assume certain liabilities of This is Beyond Limited (“This is Beyond”). This is Beyond is a London-based organizer of B2B trade shows serving the global luxury travel and entertainment travel industries. The total estimated purchase price of $165.5 million included an initial cash payment of $122.1 million, net of cash acquired of $33.9 million, and contingent consideration with an estimated fair value of $9.5 million. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

The preparation of the valuation required the use of certain assumptions and estimates. Estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, royalty rate and the applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable; however, actual results may differ from these estimates.

External acquisition costs of $2.9 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of loss. During the three and nine months ended September 30, 2025, the acquisition of This is Beyond generated revenue of $12.4 million and $29.5 million, respectively, and net income of $3.6 million and $9.8 million, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

The contingent consideration liability related to the acquisition of This is Beyond is based on the amount by which the average EBITDA for fiscal years 2026 and 2027 exceeds 2024 EBITDA. The consideration paid will be equal to the difference, if any, between the product of the relevant multiple and average EBITDA for fiscal years 2026 and 2027 (less certain corporate expenses), and EBITDA for fiscal year 2024. The payment is expected to be settled in the first quarter of 2028. Additionally, the Company will pay an amount equal to any tax benefits related to the exercise of certain options held by the sellers immediately before the acquisition date, realized during the tax accounting periods December 31, 2024 through December 31, 2027.

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

External acquisition costs of $1.2 million were expensed as incurred and included in selling, general and administrative expenses in the condensed consolidated statements of loss. During the three and nine months ended September 30, 2025, the acquisition of Insurtech generated revenue of $0.1 million and $11.1 million, respectively, and net loss of $0.8 million and net income $3.1 million, respectively. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

The contingent consideration liability related to the acquisition of Insurtech consists of three potential payments: a payment relating to the 2025 London event which staged in March 2025; a payment relating to 2025 full year performance; and an additional consideration payment. The 2025 London event payment of $2.8 million was based on the profitability of the 2025 event in London and was settled in the third quarter of 2025. The payment related to 2025 full year performance is based on a multiple being applied to the 2025 EBITDA growth from a specified EBITDA target. The payment related to 2025 full year performance is expected to be settled in the second quarter of 2026. The additional consideration payment is based on a range of multiples, which are dependent upon the acquisition’s compounded average EBITDA growth rate between 2025 and 2027 from a specified EBITDA target. The additional consideration payment is expected to be settled in the second quarter of 2028.

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

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if the 2024 and 2025 acquisitions had occurred at the beginning of 2024, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and related income tax effects. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisition. Pro forma net income (loss) has been tax affected based on the Company’s effective tax rate in the historical periods presented. The supplemental unaudited pro-forma financial information is presented for comparative purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisition at the dates indicated, nor is it intended to project the future financial position or operating results of the combined Company. Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
(in millions)	(Unaudited)
Pro-forma revenues
Generis Group	$0.6	$8.7
This is Beyond	9.8	24.0
Insurtech	—	7.7
Plant Based World	0.7	0.7
2024 acquisitions(1)	0.3	0.9
Emerald revenue	72.6	292.0
Total pro-forma revenues	$84.0	$334.0

Pro-forma net income (loss)(2)
Generis Group	$(1.5)	$(0.8)
This is Beyond	1.4	0.9
Insurtech	(0.9)	0.1
2024 acquisitions(1)	(0.4)	(0.5)
Emerald net loss	(11.1)	(2.9)
Total pro-forma net (loss) income	$(12.5)	$(3.2)

(1)
Includes the Company’s acquisitions of Hotel Interactive, Futurist, Glamping Americas and GRC in the year ended December 31, 2024. Pro forma revenues and net income from the Hotel Interactive acquisition were not material to the three months ended March 31, 2024.
(2)
Pro-forma net income from the Plant Based World acquisition was not material to the three and nine months ended September 30, 2024.
5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
Furniture, equipment and other	$6.7	$5.8
Leasehold improvements	1.3	1.4
	8.0	7.2
Less: Accumulated depreciation	(6.0)	(5.4)
Property and equipment, net	$2.0	$1.8

Depreciation expense related to property and equipment for the three and nine months ended September 30, 2025 was $0.3 million and $0.7 million, respectively. Depreciation expense related to property and equipment for the three and nine months ended September 30, 2024 was $0.3 million and $0.8 million, respectively.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at September 30, 2025	$45.7	$394.4	$112.1	$8.4	$2.6	$51.6	$1.7	$616.5
Accumulated amortization	—	(352.9)	(32.5)	(6.3)	(1.8)	(32.4)	—	(425.9)
Net carrying amount at September 30, 2025	$45.7	$41.5	$79.6	$2.1	$0.8	$19.2	$1.7	$190.6

Gross carrying amount at December 31, 2024	$45.7	$363.6	$92.3	$8.4	$2.6	$45.1	$2.3	$560.0
Accumulated amortization	—	(343.5)	(27.6)	(5.7)	(1.4)	(25.9)	—	(404.1)
Net carrying amount at December 31, 2024	$45.7	$20.1	$64.7	$2.7	$1.2	$19.2	$2.3	$155.9

Amortization expense for the three and nine months ended September 30, 2025 was $8.4 million and $22.0 million, respectively. Amortization expense for the three and nine months ended September 30, 2024 was $6.8 million and $20.4 million, respectively.

Impairment of Indefinite-Lived Intangible Assets

During the three months ended September 30, 2024, the Company identified an interim impairment trigger for two of its indefinite-lived intangible assets due to the cancellation of certain events that were not contributing to profitability. As a result, the Company performed a quantitative analysis utilizing the “relief from royalty payments” method with assumptions that are considered level 3 inputs. As a result of performing the interim impairment assessment, the Company recognized impairment charges of $6.3 million to certain indefinite-lived trade name intangible assets during the three and nine months ended September 30, 2024 related to the Connections reportable segment. The impairment charges are recorded in intangible asset impairment charges on the condensed consolidated statements of loss.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2024	$538.2	$35.6	$573.8
Acquired goodwill	205.8	—	205.8
Foreign currency translation	1.8	—	1.8
Balance at September 30, 2025	$745.8	$35.6	$781.4

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	September 30, 2025	December 31, 2024
Second Amended and Restated Term Loan Facility, with interest at SOFR plus 3.25% as of September 30, 2025, (equal to 7.41% at September 30, 2025) due 2032, net(a)	$505.0	$—
Previous Extended Term Loan Facility, with interest at SOFR plus 5.10% as of December 31, 2024 (equal to 9.46% at December 31, 2024) due 2026, net(b)	—	402.7
Less: Current maturities	5.2	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$499.8	$398.5

(a)
The Second Amended and Restated Term Loan Facility (as defined below), scheduled to mature on January 30, 2032, was recorded net of unamortized discount of $6.7 million and net of unamortized deferred financing fees of $2.0 million as of September 30, 2025. The fair market value of the Company’s debt under the Second Amended and Restated Term Loan Facility was $516.1 million as of September 30, 2025.
(b)
The Previous Extended Term Loan Facility (as defined below) as of December 31, 2024 was recorded net of unamortized discount of $5.6 million and net of unamortized deferred financing fees of $0.9 million.

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into the second amended and restated senior secured credit facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Senior Secured Credit Facilities”), providing for (i) a seven-year $515.0 million term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. The aggregate outstanding principal amount of the Second Amended and Restated Term Loan Facility was approximately $513.7 million as of September 30, 2025.

Proceeds from the Second Amended and Restated Term Loan Facility of $409.1 million, net of $1.3 million of original issuance discount, were used to repay the outstanding principal and interest under Emerald X’s Previous Extended Term Loan Facility, and third-party fees of $7.7 million. Of the $409.1 million, $239.6 million was funded through a non-cash rollover from existing lenders and $169.5 million was funded through cash transactions. The original issuance discount of $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. Of the $7.7 million in third-party fees, $6.4 million was recognized as interest expense and $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. As of September 30, 2025, there were no unpaid debt issuance costs. The Company incurred debt issuance costs of $0.8 million related to the Second Amended and Restated Revolving Credit Facility which are included in other noncurrent assets in the condensed consolidated balance sheets. As of September 30, 2025, there were no unpaid debt issuance costs related to the Second Amended and Restated Revolving Credit Facility.

On August 13, 2025, Emerald X entered into the first amendment (“Amendment No. 1”) to the Second Amended and Restated Senior Secured Credit Facilities. Amendment No. 1 reduced the applicable margin with respect to the existing term loans by refinancing in full such existing term loans with new term loans. The Company incurred $0.7 million in original issuance discount related to Amendment No. 1.

Rates and Fees

Term Loans under the Second Amended and Restated Senior Secured Credit Facilities, after giving effect to Amendment No. 1, bear interest at a rate equal to, at Emerald X’s option, either:

•
a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one-month Term SOFR plus 1.00%; in each case plus 2.25%, or
•
Term SOFR plus 3.25%;

in each case of any Term Loans, subject to one step-down of 0.25% for so long as Emerald X achieves a public corporate family rating by Moody’s of at least B1.

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

The Second Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.25% per annum, calculated on the unused portion of the facility, which may be increased to 0.375% if the Total First Lien Net Leverage Ratio exceeds 3.00 to 1.00 and to 0.50% if the Total First Lien Net Leverage Ratio exceeds 3.50 to 1.00. Upon the issuance of letters of credit under the Second Amended and Restated Senior Secured Credit Facilities, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Second Amended and Restated Revolving Credit Facility. As of September 30, 2025, Emerald X had $0.5 million in stand-by letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility.

Payments and Commitment Reductions

The Second Amended and Restated Term Loan Facility requires scheduled quarterly payments, each equal to 0.25% of the original principal amount of the loans made under the Second Amended and Restated Term Loan Facility.

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

In addition, the Second Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit and collateralized letters of credit) exceeds 35% of the total commitments thereunder. As of September 30, 2025, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Second Amended and Restated Senior Secured Credit Facilities.

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

Interest Expense

Interest expense reported in the condensed consolidated statements of loss consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Second Amended and Restated Term Loan Facility	$10.4	$—	$31.1	$—
Previous Extended Term Loan Facility	—	11.0	—	32.7
Second Amended and Restated Term Loan Facility third-party fees	—	—	6.4	—
Non-cash interest for amortization of debt discount and debt issuance costs	0.2	1.1	1.2	3.3
Revolving credit facility interest and commitment fees	0.1	0.2	0.3	0.4
Total interest expense	$10.7	$12.3	$39.0	$36.4

The effective interest rate for the term loan under the Second Amended and Restated Senior Secured Credit Facilities at September 30, 2025, after giving effect to Amendment No. 1 thereto, was 7.76%. The effective interest rate for the term loan under the Previous Senior Secured Credit Facilities at December 31, 2024 was 10.68%.

8.
Fair Value Measurements and Financial Risk

As of September 30, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$62.9	$62.9	$—	$—
Money market mutual funds(a)	32.5	32.5	—	—
Total assets at fair value	$95.4	$95.4	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	37.8	—	—	37.8
Total liabilities at fair value	$38.3	$—	$—	$38.3

(a)
The Company’s money market mutual funds of $32.5 million as of September 30, 2025 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.5 million as of September 30, 2025 is included within other noncurrent liabilities in the condensed consolidated balance sheets. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $1.5 million as of September 30, 2025 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $36.3 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Market-based Share Awards

The market-based share awards liability of $0.5 million as of September 30, 2025 and December 31, 2024, entitles the grantees of these awards the right to receive shares of common stock equal to a maximum cash value of $4.9 million, in the aggregate, upon achievement of specified targeted share prices measured over sixty days within a ninety-day trading period. The liability is measured at fair value and is re-measured to an updated fair value at each reporting period for the expected term. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved. The stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss. Refer to Note 10, Stock-Based Compensation, under the heading Market-based Share Awards for unobservable inputs for the market-based share award liability.

Contingent Consideration

Certain of the Company’s acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future performance thresholds. The Company estimates the fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability. Contingent consideration liabilities are re-measured to fair value each reporting period and such changes are reported in selling, general and administrative expense in the condensed consolidated statements of loss.

The change in fair value of the Company’s contingent consideration liabilities consists of the following activity:

Nine Months Ended September 30,
(in millions)	2025
Balance at December 31, 2024	$10.7
Payment of contingent consideration	(3.4)
Fair value remeasurement adjustments	8.7
Business acquisitions	21.6
Foreign currency translation adjustments	0.2
Balance at September 30, 2025	$37.8

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

On March 12, 2024, the Company’s Board of Directors (the “Board”) approved the payment in cash of a dividend on the Company’s redeemable convertible preferred stock (such dividend, the “Preferred Stock Cash Dividend”) for the period ending March 31, 2024 to holders of record of the redeemable convertible preferred stock as of March 26, 2024. On March 28, 2024, the Company paid the Preferred Stock Cash Dividend for a total of $8.6 million, or $0.12 per share.

For the three and nine months ended September 30, 2024, the Company recorded zero and $12.7 million in deemed dividends, respectively, representing the accretion of the redeemable convertible preferred stock to the redemption value.

Dividends

Dividend activity for the first, second and third quarters of 2025 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2025	Three Months Ended June 30, 2025	Three Months Ended September 30, 2025
Dividend declared on	February 25, 2025	April 30, 2025	July 29, 2025
Stockholders of record on	March 10, 2025	May 12, 2025	August 14, 2025
Dividend paid on	March 18, 2025	May 21, 2025	August 22, 2025
Dividend per share	$0.0150	$0.0150	$0.0150
Cash dividend paid	$3.0	$3.0	$3.0

Dividend activity for the first, second and third quarters of 2024 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2024	Three Months Ended June 30, 2024	Three Months Ended September 30, 2024
Dividend declared on	—	—	August 6, 2024
Stockholders of record on	—	—	August 19, 2024
Dividend paid on	—	—	August 28, 2024
Dividend per share	$—	$—	$0.0150
Cash dividend paid	$—	$—	$3.1

Share Repurchases

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Board approved an extension and expansion of its share repurchase program, which allowed for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company repurchased 742,939 and 1,038,589 shares for $3.6 million and $5.4 million during the three and nine months ended September 30, 2024, respectively, under this repurchase program.

October 2024 Share Repurchase Program Extension and Expansion (“October 2024 Share Repurchase Program”)

On October 29, 2024, the Board approved an extension and expansion of its share repurchase program, which allowed for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board.

April 2025 Share Repurchase Program Expansion (“April 2025 Share Repurchase Program”)

On April 30, 2025, the Board approved a further expansion of its share repurchase program, which allows for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board.

During the three and nine months ended September 30, 2025, the Company repurchased 116,094 and 3,776,218 shares for $0.5 million and $16.2 million, respectively, under the remaining authorized repurchase capacity of the October 2024 Share Repurchase Program and the newly authorized April 2025 Share Repurchase Program. There was $20.3 million remaining available for share repurchases under the April 2025 Share Repurchase Program as of September 30, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

Accumulated Other Comprehensive Income

The Company reports other comprehensive (loss) income and its components in its condensed consolidated financial statements. Comprehensive (loss) income consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, is excluded from net loss. The following tables summarize the changes in accumulated balances of other comprehensive income for the three and nine months ended September 30, 2025:

(in millions)	Foreign Currency Translation Adjustments
Balances as of June 30, 2025	$5.5
Other comprehensive loss before reclassifications, net	(5.1)
Net change in accumulated other comprehensive income	(5.1)
Balances as of September 30, 2025	$0.4

(in millions)	Foreign Currency Translation Adjustments
Balances as of December 31, 2024	$—
Other comprehensive income before reclassifications, net	0.4
Net change in accumulated other comprehensive income	0.4
Balances as of September 30, 2025	$0.4

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of loss. The related deferred tax benefit for stock-based compensation recognized was $0.6 million and $1.6 million for the three and nine months ended September 30, 2025, respectively. The related deferred tax benefit for stock-based compensation recognized was $0.2 million and $1.2 million for the three and nine months ended September 30, 2024, respectively.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $0.7 million and $3.2 million for the three and nine months ended September 30, 2025, respectively. The Company recognized stock-based compensation expense relating to stock option activity of $0.9 million and $4.2 million for the three and nine months ended September 30, 2024, respectively.

Stock option activity for the nine months ended September 30, 2025, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2024	17,624	$5.94	6.1	$6.9
Granted	998	4.20
Exercised	(97)	3.65
Forfeited/Expired	(2,278)	6.63
Outstanding at September 30, 2025	16,247	$5.75	6.4	$9.4
Exercisable at September 30, 2025	9,378	$6.61	5.7	$3.4

There was a total of $6.6 million unrecognized stock-based compensation expense at September 30, 2025 related to unvested stock options expected to be recognized over a weighted-average period of 1.49 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2025 was $2.1 million and $5.2 million, respectively. Stock-based compensation expense relating to RSU activity recognized in the three and nine months ended September 30, 2024 was not material and $0.8 million, respectively. There was a total of $7.1 million of unrecognized stock-based compensation expense at September 30, 2025 related to unvested RSUs expected to be recognized over a weighted-average period of 2.1 years.

RSU activity for the nine months ended September 30, 2025, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2024	268	$5.71
Granted	3,017	4.13
Forfeited	(116)	4.13
Vested	(204)	5.71
Unvested balance, September 30, 2025	2,965	$4.17

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For both the three and nine months ended September 30, 2025 and 2024, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were no 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding at September 30, 2025. The shares of convertible preferred stock that were outstanding prior to their mandatory redemption were anti-dilutive for the portions of the nine months ended September 30, 2024 in which they were outstanding, and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions, share data in thousands except earnings per share)	2025	2024	2025	2024
Net loss attributable to Emerald Holding, Inc.	$(14.4)	$(11.1)	$(0.5)	$(2.9)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(12.7)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(14.4)	$(11.1)	$(0.5)	$(15.6)
Weighted average common shares outstanding	197,950	203,893	199,053	141,179
Basic loss per share	$(0.07)	$(0.05)	$(0.00)	$(0.11)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(14.4)	$(11.1)	$(0.5)	$(15.6)
Diluted weighted average common shares outstanding	197,950	203,893	199,053	141,179
Diluted loss per share	$(0.07)	$(0.05)	$(0.00)	$(0.11)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	9,646	10,210	9,649	7,717

12.
Income Taxes

The Company determines its interim income tax provision by applying the estimated effective income tax rate expected to be applicable for the full fiscal year to the income before income taxes for the period. In determining the full year effective tax rate estimate, the Company does not include the estimated impact of unusual and/or infrequent items, which may cause significant variations in the expected relationship between income tax expense (benefit) and pre-tax income (loss). These unusual and/or infrequent items are included in the period in which they occur after applying the effective tax rate that does not include these items. Significant judgment is exercised in determining the income tax provision due to transactions, credits and estimates where the ultimate tax determination is uncertain.

The Company’s U.S. federal statutory corporate income tax rate was 21% as of September 30, 2025. For the three and nine months ended September 30, 2025, the Company recorded a benefit from income taxes of $3.5 million and a provision for income taxes of $3.9 million, respectively, which resulted in an effective tax rate of 19.6% and 114.7%, respectively. The differences between the U.S. federal statutory and effective tax rates are primarily attributable to changes in valuation allowances, state taxes, global intangible low-taxed income and nondeductible cost for contingent liabilities. For the three and nine months ended September 30, 2024, the Company recorded a benefit from income taxes of $3.7 million and $0.9 million, respectively, which resulted in an effective tax rate of 25.0% and 23.7%, respectively.

Liabilities for unrecognized tax benefits were $1.8 million and $1.5 million as of September 30, 2025 and December 31, 2024, respectively, and are included within other noncurrent liabilities in the condensed consolidated balance sheets. Associated interest and penalties were not significant as of September 30, 2025 and December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, bringing significant changes to U.S. income-tax laws. The Company has monitored the impact as of the quarter ended September 30, 2025 and has recognized the effects of the new tax law in the period of enactment, in accordance with ASC 740. The significant items impacted as a result of the new law is the immediate expensing of domestic research and experimental expenditures and the increased cap on the deductibility of business interest expense. The Company continues to evaluate the impact of OBBBA on its consolidated financial statements and will update its estimates as additional guidance becomes available.

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

14.
Segment Information

The Company determines an operating segment if a component (i) engages in business activities from which it earns revenues and incurs expenses, (ii) has discrete financial information, and is (iii) regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Chief Executive Officer, to make decisions regarding resource allocation for the segment and assess its performance. Once operating segments are identified, the Company performs an analysis to determine if aggregation of operating segments is applicable.

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

Operating segment performance is evaluated by the Company’s CODM based on Adjusted EBITDA, defined as EBITDA exclusive of stock-based compensation expense, impairments and other items. These adjustments are primarily related to items that are managed on a consolidated basis at the corporate level. The exclusion of such charges from each segment is consistent with how the CODM evaluates segment performance.

The following table presents a reconciliation of reportable segment revenues, other income, net, and Adjusted EBITDA to net (loss) income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenues
Connections Segment	$67.5	$62.4	$301.2	$260.8
All Other Category	10.0	10.2	29.5	31.2
Total revenues	$77.5	$72.6	$330.7	$292.0

Other income, net
Connections Segment	$—	$—	$—	$1.0
Total other income, net	$—	$—	$—	$1.0

Connections Segment expenses
Cost of Revenues	$22.9	$20.7	$109.8	$96.2
Selling, general and administrative	21.5	18.1	67.0	59.4
Total expenses	$44.4	$38.8	$176.8	$155.6

Adjusted EBITDA
Connections Segment	$23.1	$23.6	$124.4	$106.2
Segment Adjusted EBITDA	$23.1	$23.6	$124.4	$106.2

All Other Category Adjusted EBITDA	$2.2	$1.6	$4.7	$3.7
General corporate and other expenses(1)	(12.5)	(12.7)	(38.3)	(41.3)
Interest expense, net	(10.1)	(10.1)	(34.8)	(29.8)
Intangible asset impairment charges	—	(6.3)	—	(6.3)
Depreciation and amortization expense	(8.7)	(7.1)	(22.7)	(21.2)
Stock-based compensation expense	(2.9)	(0.7)	(8.5)	(4.7)
Other items(2)	(9.0)	(3.1)	(21.4)	(10.4)
(Loss) income before income taxes	$(17.9)	$(14.8)	$3.4	$(3.8)
(1)
General corporate and other expenses are primarily related to corporate level expenditures.
(2)
Other items for the three months ended September 30, 2025 included: (i) $0.7 million in acquisition-related transaction costs; (ii) $1.4 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.8 million in non-recurring legal, audit and consulting fees; and (iv) $5.1 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended September 30, 2024 included: (i) $1.0 million in acquisition-related transaction costs; (ii) $1.4 million in acquisition-related integration and restructuring-related transition costs; and (iii) $0.7 million in non-recurring legal, audit and consulting fees. Other items for the nine months ended September 30, 2025 included: (i) $5.6 million in acquisition-related transaction costs; (ii) $3.9 million in acquisition-related integration and restructuring-related transition costs; (iii) $3.2 million in non-recurring legal, audit and consulting fees; and (iv) $8.7 million in expense related to the remeasurement of contingent consideration. Other items for the nine months ended September 30, 2024 included: (i) $2.2 million in acquisition-related transaction costs; (ii) $7.2 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.7 million in non-recurring legal, audit and consulting fees; and (iv) $0.7 million in gains related to the remeasurement of contingent consideration.

The following table presents reportable and non-reportable segment cost of revenues and selling, general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Cost of revenues
Connections Segment	$22.9	$20.7	$109.8	$96.2
All Other Category	2.2	2.2	7.3	6.8
Other items(1)	0.2	0.2	0.2	0.7
Total cost of revenues	$25.3	$23.1	$117.3	$103.7

Selling, general and administrative expenses
Connections Segment	$21.5	$18.1	$67.0	$59.4
All Other Category	5.6	6.4	17.5	20.7
Corporate	12.5	12.7	38.3	41.3
Other items(1)	11.7	3.6	29.7	14.4
Total selling, general and administrative expenses	$51.3	$40.8	$152.5	$135.8
(1)
Other items included in cost of revenues and selling, general and administrative expenses relate to one-time adjustments that are considered to not be indicative of ongoing segment operative performance.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025 and 2024, revenues were derived from transactions in the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Revenues
United States	$62.7	$69.3	$299.9	$282.7
All other countries	14.8	3.3	30.8	9.3
Total revenues	$77.5	$72.6	$330.7	$292.0

15.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 93.2% of the Company’s common stock as of September 30, 2025. Affiliates of Onex Corporation held a 95.9% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. The Company made $0.1 million and $0.2 million in payments to Convex during the three and nine months ended September 30, 2025. The Company made $0.3 million in payments to Convex during the three and nine months ended September 30, 2024. The amounts due to Convex as of September 30, 2025 were $0.5 million. The amounts due to Convex as of December 31, 2024 were immaterial.

16.
Subsequent Events

On October 30, 2025, the Board declared a dividend for the quarter ending December 31, 2025 of $0.015 per share payable on November 20, 2025 to holders of record of the Company’s common stock on November 10, 2025.

On October 30, 2025, the Board approved an extension and expansion of the share repurchase program, which allows for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2026. The share repurchase program may be suspended or discontinued at any time without notice.

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

Recent Events

Dividend

On October 30, 2025, the Company’s board of directors (the “Board”) declared a dividend for the quarter ending December 31, 2025 of $0.015 per share payable on November 20, 2025 to holders of record of the Company’s common stock on November 10, 2025.

The Generis Group Acquisition

On August 8, 2025, Emerald acquired Generis Global Partners Corp. (“Generis Global”) and Generis Global Partners Europe GmbH (“Generis Europe” and together with Generis Global, the “Generis Group”) for an aggregate purchase price of approximately $64.6 million. The Generis Group is a Canada-based organizer of B2B executive summits, enabling high-impact peer-to-peer connections.

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

We define “Organic revenue growth” and “Organic revenue decline” as the growth or decline, respectively, in our revenue from one period to the next, adjusted for the revenue impact of: (i) acquisitions and dispositions, (ii) discontinued events and (iii) material show scheduling adjustments. We disclose changes in Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Management and our Board evaluate changes in Organic revenue to understand underlying revenue trends of its events. Organic revenue is not defined under GAAP, and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Organic revenue reflects certain adjustments that we consider not to be indicative of our ongoing operating performance. Because not all companies use identical calculations, our presentation of Organic revenue may not be comparable to other similarly titled measures used by other companies.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 4 and Footnote 5 to the tables under the headings “Results of Operations—Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024” and “Results of Operations—Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024.”

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net loss before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) goodwill and other intangible asset impairment charges and (vi) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

Management and our Board use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net loss. For a reconciliation of Adjusted EBITDA to net loss, see Footnote 3 to the tables under the headings “Results of Operations—Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024” and “Results of Operations—Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 4 to the table under the heading “Results of Operations—Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024.”

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income data:
Revenues	$77.5	$72.6	$4.9	6.7%
Cost of revenues	25.3	23.1	2.2	9.5%
Selling, general and administrative expenses(1)	51.3	40.8	10.5	25.7%
Depreciation and amortization expense	8.7	7.1	1.6	22.5%
Intangible asset impairment charges(2)	—	6.3	(6.3)	NM
Operating loss	(7.8)	(4.7)	(3.1)	66.0%
Interest expense	10.7	12.3	(1.6)	(13.0%)
Interest income	0.6	2.2	(1.6)	(72.7%)
Loss before income taxes	(17.9)	(14.8)	(3.1)	NM
Benefit from income taxes	(3.5)	(3.7)	0.2	(5.4%)
Net loss	$(14.4)	$(11.1)	$(3.3)	NM

Other financial data (unaudited):
Adjusted EBITDA(3)	$12.8	$12.5	$0.3	2.4%
Organic revenue(4)	$64.0	$68.7	$(4.7)	(6.8%)

(1)
Selling, general and administrative expense for the three months ended September 30, 2025 and 2024 included $9.0 million and $3.1 million, respectively, in contingent consideration remeasurement adjustments and acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended September 30, 2025 and 2024 were stock-based compensation expenses of $2.9 million and $0.7 million, respectively.
(2)
Intangible asset impairment charges for the three months ended September 30, 2024 represent non-cash charges of $6.3 million for certain indefinite-lived intangible assets in connection with our interim testing of intangibles for impairment.
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

We define Adjusted EBITDA as net loss before (i) interest expense, net, (ii) provision for income taxes, (iii) goodwill impairments, (iv) intangible asset impairments, (v) depreciation and amortization, (vi) stock-based compensation and (vii) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our Board use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of our management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended September 30,
	2025	2024
	(unaudited)
	(dollars in millions)
Net loss	$(14.4)	$(11.1)
Add (deduct):
Interest expense, net	10.1	10.1
Benefit from income taxes	(3.5)	(3.7)
Intangible asset impairment charges(a)	—	6.3
Depreciation and amortization expense	8.7	7.1
Stock-based compensation expense(b)	2.9	0.7
Other items(c)	9.0	3.1
Adjusted EBITDA	$12.8	$12.5

(a)
Represents non-cash intangible asset impairment charges for the three months ended September 30, 2024 in connection with our interim testing of intangibles for impairment.
(b)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(c)
Other items for the three months ended September 30, 2025 included: (i) $0.7 million in acquisition-related transaction costs; (ii) $1.4 million in acquisition-related integration and restructuring-related transition costs; (iii) $1.8 million in non-recurring legal, audit and consulting fees; and (iv) $5.1 million in expense related to the remeasurement of contingent consideration. Other items for the three months ended September 30, 2024 included: (i) $1.0 million in acquisition-related transaction costs; (ii) $1.4 million in acquisition related integration and restructuring related transition costs; and (iii) $0.7 million in non-recurring legal, audit and consulting fees.
(4)
In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe it assists investors and analysts in comparing Emerald’s operating performance across reporting periods on a consistent basis by excluding items that we do not believe reflect a true comparison of the trends of the existing event calendar given changes in timing or strategy. Our management and Board evaluate changes in Organic revenue to understand underlying revenue trends of its events. Our presentation of Organic revenue adjusts revenue for (i) acquisition revenue and (ii) scheduling adjustments.

Organic revenue is a supplemental non-GAAP financial measure of performance and is not based on any standardized methodology prescribed by GAAP. Organic revenue should not be considered in isolation or as an alternative to revenues or other measures determined in accordance with GAAP. Also, Organic revenue is not necessarily comparable to similarly titled measures used by other companies.

	Three Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$77.5	$72.6	$4.9	6.7%
Add (deduct):
Acquisition revenues	(12.5)	—
Discontinued events	—	(1.3)
Scheduling adjustments(1)	(1.0)	(2.6)
Organic revenue	$64.0	$68.7	$(4.7)	(6.8%)

(1)
For the three months ended September 30, 2025, represents revenues from four events that staged in the third quarter of fiscal 2025, but staged in a different quarter in fiscal 2024, revenues from six events that staged in the third quarter of fiscal 2024 but are scheduled to stage in a different quarter in fiscal 2025, and the prior year booked revenue for an event that was cancelled in 2024 due to a hurricane but staged in the current year.

Revenues

Revenues of $77.5 million for the three months ended September 30, 2025 increased $4.9 million, or 6.7%, from $72.6 million for the comparable period in 2024. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Cost of Revenues

Cost of revenues of $25.3 million for the three months ended September 30, 2025 increased $2.2 million, or 9.5%, from $23.1 million for the comparable period in 2024. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $51.3 million for the three months ended September 30, 2025 increased $10.5 million, or 25.7%, from $40.8 million for the comparable period in 2024. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $8.7 million for the three months ended September 30, 2025, increased $1.6 million, or 22.5%, from $7.1 million for the comparable period in 2024. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

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

Adjusted EBITDA

Adjusted EBITDA of $12.8 million for the three months ended September 30, 2025 increased by $0.3 million from $12.5 million for the comparable period in 2024. The increase in Adjusted EBITDA was primarily attributable to higher add-backs for non-recurring expenses, stock-based compensation and depreciation and amortization expense described above, offset by the increase in net loss described above.

Segment Results for the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$67.5	$62.4	$5.1	8.2%
Cost of revenues	23.1	20.9	2.2	10.5%
Selling, general and administrative expense	21.7	18.1	3.6	19.9%
Depreciation and amortization expense	5.5	4.1	1.4	34.1%
Intangible asset impairment charges	—	6.3	(6.3)	NM
Operating income	$17.2	$13.0	$4.2	32.3%

Revenues

During the three months ended September 30, 2025, revenues for the Connections reportable segment increased $5.1 million, or 8.2%, to $67.5 million from $62.4 million for the comparable period in the prior year. The primary driver of the increase was incremental revenue from acquisitions of $12.5 million. This increase was partially offset by organic revenue decline of $4.5 million, or 7.7%, to $54.0 million from $58.5 million for the comparable period in the prior year primarily due to lower recurring revenues. The decrease in Connections reportable segment revenues also included a decrease of $1.3 million from discontinued events and $1.6 million from scheduling adjustments.

Cost of Revenues

During the three months ended September 30, 2025, cost of revenues for the Connections reportable segment increased $2.2 million, or 10.5%, to $23.1 million from $20.9 million for the comparable period in the prior year. The primary drivers of the increase were $3.8 million from acquisitions and $1.2 million from recurring events. These increases were offset by savings of $0.5 million from discontinued events and $2.3 million from scheduling adjustments.

Selling, General and Administrative Expense

During the three months ended September 30, 2025, selling, general and administrative expense for the Connections reportable segment increased $3.6 million, or 19.9%, to $21.7 million from $18.1 million for the comparable period in 2024. The increase was primarily attributable to incremental expenses from acquisitions offset by overhead savings within the Company’s legacy business and savings from discontinued events.

Depreciation and Amortization Expense

During the three months ended September 30, 2025, depreciation and amortization expense for the Connections reportable segment increased $1.4 million, or 34.1%, to $5.5 million from $4.1 million for the comparable period in 2024. The increase was primarily driven by amortization of intangibles related to recent acquisitions.

Intangible Asset Impairments

In connection with the identification of an interim impairment trigger as described above, management performed impairment assessments of indefinite-lived intangible assets during the three months ended September 30, 2024 and, as a result, recognized a non-cash impairment charge related to certain indefinite-lived trade name intangible assets under the Connections reportable segment of $6.3 million. No intangible asset impairment charges were recorded in the Connections reportable segment during the three months ended September 30, 2025.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$10.0	$10.2	$(0.2)	(2.0%)
Cost of revenues	2.2	2.2	—	—
Selling, general and administrative expense	5.6	6.4	(0.8)	(12.5%)
Depreciation and amortization expense	2.5	2.1	0.4	19.0%
Operating loss	$(0.3)	$(0.5)	$0.2	(40.0%)

Revenues

During the three months ended September 30, 2025, revenues for the All Other category decreased $0.2 million, or 2.0%, to $10.0 million from $10.2 million for the comparable period in 2024. The decrease in revenues was comprised of a $0.4 million, or 8.2%, decrease in content revenues to $4.5 million in the current year from $4.9 million for the comparable period in the prior year, primarily due to lower print and digital advertising. This decrease was offset by a $0.2 million, or 3.8%, increase in commerce revenues to $5.5 million in the current year from $5.3 million for the comparable period in the prior year, primarily due to the continued growth of the Elastic Suite software platform.

Cost of Revenues

During the three months ended September 30, 2025 and 2024, cost of revenues for the All Other category was flat at $2.2 million for each period.

Selling, General and Administrative Expense

During the three months ended September 30, 2025, selling, general and administrative expense for the All Other category decreased $0.8 million, or 12.5%, to $5.6 million from $6.4 million for the comparable period in 2024. The primary drivers of the decrease were lower salary and contractual labor expenses in both the content and commerce businesses.

Depreciation and Amortization Expense

During the three months ended September 30, 2025, depreciation and amortization expense for the All Other category increased $0.4 million, or 19.0%, to $2.5 million from $2.1 million for the comparable period in 2024. The increase was attributable to the continued development of the Company’s Elastic Suite and Bulletin software platforms.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$24.0	$16.3	$7.7	47.2%
Depreciation and amortization expense	0.7	0.9	(0.2)	(22.2%)
Total operating expenses	$24.7	$17.2	$7.5	43.6%

Selling, General and Administrative Expense

During the three months ended September 30, 2025, selling, general and administrative expense for the Corporate category increased $7.7 million, or 47.2%, to $24.0 million from $16.3 million for the comparable period in 2024. The increase was attributable to a $5.9 million increase in non-recurring expense, primarily from contingent consideration remeasurements and higher non-recurring legal, audit and consulting fees, as well as a $2.2 million increase in stock-based compensation. These increases were partially offset by lower corporate bonus expense.

Depreciation and Amortization Expense

During the three months ended September 30, 2025, depreciation and amortization expense for the Corporate category decreased $0.2 million, or 22.2%, to $0.7 million from $0.9 million for the comparable period in 2024. The decrease is attributable to lower computer hardware depreciation expense.

Interest Expense

Interest expense of $10.7 million for the three months ended September 30, 2025 decreased $1.6 million, or 13.0%, from $12.3 million for the comparable period in 2024. The decrease was primarily attributable to a lower effective interest rate of 7.82% for the period compared to 10.41% for the comparable period in 2024, offset by a higher average debt balance of $515.0 million during the three months ended September 30, 2025, versus an average debt balance of $411.2 million during the comparable period in the prior year.

Interest Income

Interest income of $0.6 million for the three months ended September 30, 2025 decreased from $2.2 million for the comparable period in 2024. The decrease was primarily attributable to lower cash balances following the completion of several acquisitions during the last twelve months, as well as lower interest rates.

Benefit from Income Taxes

For the three months ended September 30, 2025, the Company recorded a benefit from income taxes of $3.5 million, which resulted in an effective tax rate of 19.6% for the three months ended September 30, 2025. The Company recorded a benefit from income taxes of $3.7 million and an effective tax rate of 25.0% for the three months ended September 30, 2024. The increase in income tax benefit is attributable to higher pre-tax loss for the three months ended September 30, 2025.

Net Loss

Net loss of $14.4 million for the three months ended September 30, 2025 represented a $3.3 million decline from net loss of $11.1 million for the comparable period in 2024. The key drivers of the change were higher selling, general and administrative expenses and increased cost of revenues offset by higher revenues, primarily driven by acquisitions.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

The tables in this section summarize key components of our results of operations for the periods indicated.

	Nine Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income data:
Revenues	$330.7	$292.0	$38.7	13.3%
Other income, net	—	1.0	(1.0)	NM
Cost of revenues	117.3	103.7	13.6	13.1%
Selling, general and administrative expenses(1)	152.5	135.8	16.7	12.3%
Depreciation and amortization expense	22.7	21.2	1.5	7.1%
Intangible asset impairment charges(2)	—	6.3	(6.3)	NM
Operating income	38.2	26.0	12.2	46.9%
Interest expense	39.0	36.4	2.6	7.1%
Interest income	4.2	6.6	(2.4)	(36.4%)
Income (loss) before income taxes	3.4	(3.8)	7.2	(189.5%)
Provision for (benefit from) income taxes	3.9	(0.9)	4.8	(533.3%)
Net loss	$(0.5)	$(2.9)	$2.4	(82.8%)

Other financial data (unaudited):
Adjusted EBITDA(3)	$90.8	$68.6	$22.2	32.4%
Free Cash Flow(4)	$24.2	$18.6	$5.6	30.1%
Organic revenue(5)	$288.8	$285.8	$3.0	1.0%

(1)
Selling, general and administrative expense for the nine months ended September 30, 2025 and 2024 included $21.4 million and $10.4 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the nine months ended September 30, 2025 and 2024 were stock-based compensation expenses of $8.5 million and $4.7 million, respectively.
(2)
Intangible asset impairment charges for the nine months ended September 30, 2024 represent non-cash charges of $6.3 million for certain indefinite-lived intangible assets in connection with our interim testing of intangibles for impairment.
(3)
For a definition of Adjusted EBITDA and the reasons management uses this metric, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024.”

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
	(dollars in millions)
Net loss	$(0.5)	$(2.9)
Add (deduct):
Interest expense, net	34.8	29.8
Provision for (benefit from) income taxes	3.9	(0.9)
Intangible asset impairment charges(a)	—	6.3
Depreciation and amortization expense	22.7	21.2
Stock-based compensation expense(b)	8.5	4.7
Other items(c)	21.4	10.4
Adjusted EBITDA	$90.8	$68.6
Deduct:
Event cancellation insurance proceeds	—	1.0
Adjusted EBITDA excluding event cancellation insurance proceeds	$90.8	$67.6

(a)
Represents non-cash intangible asset impairment charges for the nine months ended September 30, 2024, in connection with our interim testing of intangibles for impairment.
(b)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Plan, the 2017 Plan and the ESPP.
(c)
Other items for the nine months ended September 30, 2025 included: (i) $5.6 million in acquisition-related transaction costs; (ii) $3.9 million in acquisition-related integration and restructuring-related transition costs; (iii) $3.2 million in non-recurring legal, audit and consulting fees; and (iv) $8.7 million in expense related to the remeasurement of contingent consideration. Other items for the nine months ended September 30, 2024 included: (i) $2.2 million in acquisition-related transaction costs; (ii) $7.2 million in acquisition related integration and restructuring related transition costs, including a one-time severance expense of $3.6 million; (iii) $1.7 million in non-recurring legal, audit and consulting fees; and (iv) $0.7 million in gains related to the remeasurement of contingent consideration.
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

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$30.3	$26.2
Less:
Capital expenditures	6.1	7.6
Free Cash Flow	$24.2	$18.6
(5)
For a definition of Organic revenue and the reasons management uses this metric, see Footnote 4 to the table under the heading “Results of Operations—Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024.”

	Nine Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$330.7	$292.0	$38.7	13.3%
Add (deduct):
Acquisition revenues	(40.9)	—
Discontinued events	—	(5.9)
Scheduling adjustments(1)	(1.0)	(0.3)
Organic revenue	$288.8	$285.8	$3.0	1.0%

(1)
For the nine months ended September 30, 2025, represents revenues from three events that staged in the first nine months of fiscal 2025, but staged later in fiscal 2024, revenues from two events that staged in the first nine months of fiscal 2024 but are scheduled to stage in the fourth quarter of fiscal 2025, and the prior year booked revenue for an event that was cancelled in 2024 due to a hurricane but staged in the current year.

Revenues

Revenues of $330.7 million for the nine months ended September 30, 2025 increased $38.7 million, or 13.3%, from $292.0 million for the comparable period in 2024. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Other income, net, for the nine months ended September 30, 2025 decreased $1.0 million from $1.0 million in the comparable period in 2024. See “Connections Segment–Other Income, net,” and “All Other Category–Other Income, net” below for a discussion of other income, net, by segment.

Cost of Revenues

Cost of revenues of $117.3 million for the nine months ended September 30, 2025 increased $13.6 million, or 13.1%, from $103.7 million for the comparable period in 2024. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $152.5 million for the nine months ended September 30, 2025 increased $16.7 million, or 12.3%, from $135.8 million for the comparable period in 2024. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $22.7 million for the nine months ended September 30, 2025, increased $1.5 million, or 7.1%, from $21.2 million for the comparable period in 2024. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

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

Adjusted EBITDA

Adjusted EBITDA of $90.8 million for the nine months ended September 30, 2025 increased by $22.2 million from $68.6 million for the comparable period in 2024. The increase in Adjusted EBITDA was primarily attributable to the decrease in net loss described above, higher add-backs for non-recurring expenses, interest expense, net, depreciation and increase in provision for income taxes during the nine months ended September 30, 2025.

Segment Results for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$301.2	$260.8	$40.4	15.5%
Other income, net	—	1.0	(1.0)	NM
Cost of revenues	110.0	96.7	13.3	13.8%
Selling, general and administrative expenses	67.2	59.0	8.2	13.9%
Depreciation and amortization expense	13.4	12.8	0.6	4.7%
Intangible asset impairment charges	—	6.3	(6.3)	NM
Operating income	$110.6	$87.0	$23.6	27.1%

Revenues

During the nine months ended September 30, 2025, revenues for the Connections reportable segment increased $40.4 million, or 15.5%, to $301.2 million from $260.8 million for the comparable period in the prior year. The primary drivers of the increase were incremental revenue from acquisitions of $40.9 million, scheduling adjustments of $0.7 million and organic revenue growth. Organic revenue growth of $4.7 million, or 1.8%, to $259.3 million from $254.6 million for the comparable period in the prior year was primarily due to higher recurring revenues and two new event launches. The increase in Connections reportable segment revenues was offset by a decrease of $5.9 million from discontinued events.

Other Income, net

Other income, net, of $1.0 million, related to business interruption insurance proceeds was recorded for the Connections reportable segment during the nine months ended September 30, 2024. All of the $1.0 million of other income, net, for the Connections reportable segment was received during the nine months ended September 30, 2024.

Cost of Revenues

During the nine months ended September 30, 2025, cost of revenues for the Connections reportable segment increased $13.3 million, or 13.8%, to $110.0 million from $96.7 million for the comparable period in the prior year. The primary drivers of the increase were cost of revenues of $13.7 million from acquisitions, $3.4 million from recurring events and $0.8 million from new launches. These increases were offset by $4.1 million of prior year cost of revenues from discontinued events, scheduling adjustments of $0.1 million and a $0.5 million reduction in non-recurring cost of revenues.

Selling, General and Administrative Expense

During the nine months ended September 30, 2025, selling, general and administrative expense for the Connections reportable segment increased $8.2 million, or 13.9%, to $67.2 million from $59.0 million for the comparable period in 2024. The increase was primarily attributable to incremental expenses from acquisitions offset by savings related to discontinued events.

Depreciation and Amortization Expense

During the nine months ended September 30, 2025, depreciation and amortization expense for the Connections reportable segment increased $0.6 million, or 4.7%, to $13.4 million from $12.8 million for the comparable period in 2024. The increase was driven by the addition of amortization of intangible assets acquired in recent acquisitions offset by a decrease from the full amortization of intangible assets acquired in several historical acquisitions.

Intangible Asset Impairments

In connection with the identification of an interim impairment trigger as described above, management performed impairment assessments of indefinite-lived intangible assets during the nine months ended September 30, 2024 and, as a result, recognized a non-cash impairment charge related to certain indefinite-lived trade name intangible assets under the Connections reportable segment of $6.3 million. No intangible asset impairment charges were recorded in the Connections reportable segment during the nine months ended September 30, 2025.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$29.5	$31.2	$(1.7)	(5.4%)
Cost of revenues	7.3	7.0	0.3	4.3%
Selling, general and administrative expenses	17.5	20.7	(3.2)	(15.5%)
Depreciation and amortization expense	7.1	5.9	1.2	20.3%
Operating loss	$(2.4)	$(2.4)	$—	—

Revenues

During the nine months ended September 30, 2025, revenues for the All Other category decreased $1.7 million, or 5.4%, to $29.5 million from $31.2 million for the comparable period in 2024. All Other category revenues reflect a $1.9 million, or 12.3%, decrease in content revenues to $13.6 million in the current year from $15.5 million for the comparable period in the prior year, primarily related to lower print and digital advertising. This decrease was offset by a $0.2 million, or 1.3%, increase in commerce revenues to $15.9 million in the current year from $15.7 million for the comparable period in the prior year. The increase in commerce revenues was attributable to the continued growth of the Elastic Suite software platform.

Cost of Revenues

During the nine months ended September 30, 2025, cost of revenues for the All Other category increased $0.3 million, or 4.3%, to $7.3 million from $7.0 million for the comparable period in 2024. Content cost of revenues increased $0.8 million, or 25.8%, to $3.9 million primarily due to higher barter activity. Commerce cost of revenues decreased $0.5 million, or 12.8%, to $3.4 million primarily due to lower software maintenance expense.

Selling, General and Administrative Expense

During the nine months ended September 30, 2025, selling, general and administrative expense for the All Other category decreased $3.2 million, or 15.5%, to $17.5 million from $20.7 million for the comparable period in 2024. The primary drivers of the decrease were lower salary and benefits, list rental and contractual labor expense.

Depreciation and Amortization Expense

During the nine months ended September 30, 2025, depreciation and amortization expense for the All Other category increased $1.2 million, or 20.3%, to $7.1 million from $5.9 million for the comparable period in 2024. The increase was attributable to the continued development of the Company’s Elastic Suite and Bulletin software platforms.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expenses	67.8	56.1	11.7	20.9%
Depreciation and amortization expense	2.2	2.5	(0.3)	(12.0%)
Total operating expenses	$70.0	$58.6	$11.4	19.5%

Selling, General and Administrative Expense

During the nine months ended September 30, 2025, selling, general and administrative expense for the Corporate category increased $11.7 million, or 20.9%, to $67.8 million from $56.1 million for the comparable period in 2024. The increase was driven by an $9.4 million increase in expense related to contingent consideration remeasurements, a $3.8 million increase in stock-based compensation and a $1.5 million increase in non-recurring legal, audit and consulting fees. These increases were partially offset by a $3.0 million reduction in corporate bonus expense.

Depreciation and Amortization Expense

During the nine months ended September 30, 2025, depreciation and amortization expense for the Corporate category decreased $0.3 million, or 12.0%, to $2.2 million from $2.5 million for the comparable period in 2024. The decrease is attributable to lower computer hardware depreciation expense.

Interest Expense

Interest expense of $39.0 million for the nine months ended September 30, 2025 increased $2.6 million, or 7.1%, from $36.4 million for the comparable period in 2024. The increase was attributable to $6.4 million in third-party fees related to the Second Amended and Restated Term Loan Facility described below. The increase was offset by a lower effective interest rate of 8.14% on our outstanding indebtedness for the nine months ended September 30, 2025 compared to 10.42% for the comparable period in the prior year, offset by a higher average debt balance of $503.4 million during the nine months ended September 30, 2025, versus an average debt balance of $412.2 million during the comparable period in the prior year.

Interest Income

Interest income of $4.2 million for the nine months ended September 30, 2025 decreased $2.4 million, or 36.4%, from $6.6 million for the comparable period in 2024. The decrease is primarily attributable to lower cash balances following the completion of several acquisitions during the last twelve months as well as lower interest rates.

Provision for (benefit from) Income Taxes

For the nine months ended September 30, 2025, the Company recorded a provision for income taxes of $3.9 million which resulted in an effective tax rate of 114.7% for the nine months ended September 30, 2025. The Company recorded a benefit from income taxes of $0.9 million and an effective tax rate of 23.7% for the nine months ended September 30, 2024. The increase in income tax expense is attributable to higher pre-tax income for the nine months ended September 30, 2025.

Net Loss

Net loss of $0.5 million for the nine months ended September 30, 2025 represented a $2.4 million, or 82.8%, improvement from net loss of $2.9 million for the comparable period in 2024. The key drivers of the year-over-year increase were an increase in revenues of $38.7 million primarily driven by acquisitions, offset by increases in selling, general and administrative expenses of $16.7 million, increases in cost of revenues of $13.6 million, higher provision for income taxes of $4.8 million and increased interest expense of $2.6 million.

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

On August 13, 2025, Emerald X entered into the first amendment (“Amendment No. 1”) to the Second Amended and Restated Senior Secured Credit Facilities. Amendment No. 1 reduced the applicable margin with respect to the existing term loans by refinancing in full such existing term loans with new term loans.

As of September 30, 2025, the Company had $513.7 million of borrowings outstanding under the Second Amended and Restated Term Loan Facility and no borrowings outstanding under the Second Amended and Restated Revolving Credit Facility. In addition, as of September 30, 2025, the Company had cash and cash equivalents of $95.4 million. As of September 30, 2025, the Company was in compliance with the covenants contained in the Second Amended and Restated Senior Secured Credit Facilities.

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

Share Repurchases

On October 5, 2020, our Board authorized and approved a $20.0 million share repurchase program (the “share repurchase program”).

On November 3, 2023, our Board approved a further extension and expansion of the share repurchase program (the “November 2023 Share Repurchase Program”), which allowed for the repurchase of up to $25.0 million of our common stock through December 31, 2024, subject to early termination or extension by the Board. We settled the repurchase of 742,939 shares and 1,038,589 shares for $3.6 million and $5.4 million during the three and nine months ended September 30, 2024, respectively, under the November 2023 Share Repurchase Program.

On October 29, 2024, our Board approved a further extension and expansion of the share repurchase program (the “October 2024 Share Repurchase Program”), which allowed for the repurchase of up to $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the Board.

On April 30, 2025, our Board approved a further expansion of the share repurchase program (the “April 2025 Share Repurchase Program”), which allows for the repurchase of up to $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the Board.

During the three and nine months ended September 30, 2025, we repurchased 116,094 and 3,776,218 shares for $0.5 million and $16.2 million, respectively, under the remaining authorized repurchase capacity of the October 2024 Share Repurchase Program and the newly authorized April 2025 Share Repurchase Program. There was $20.3 million remaining available for share repurchases under the April 2025 Share Repurchase Program as of September 30, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

On October 30, 2025, our Board approved the extension and expansion of the share repurchase program, which allows for the repurchase of up to $25.0 million of our common stock through December 31, 2026, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

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

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$30.3	$26.2
Net cash used in investing activities	$(201.1)	$(22.8)
Net cash provided by (used in) financing activities	$72.5	$(18.7)

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the nine months ended September 30, 2025 was $30.3 million, as compared to net cash provided by operating activities of $26.2 million for the nine months ended September 30, 2024. The increase in cash provided by operating activities primarily reflects the $2.4 million change from net loss of $2.9 million for the nine months ended September 30, 2024 to net loss of $0.5 million for the nine months ended September 30, 2025. Net loss plus non-cash items provided operating cash flows of $46.2 million and $36.8 million for the nine months ended September 30, 2025 and 2024, respectively. Cash provided by operating activities reflects the use of $15.9 million and $10.6 million for working capital in the nine months ended September 30, 2025 and 2024, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the nine months ended September 30, 2025 increased $178.3 million to $201.1 million from $22.8 million in the comparable period in the prior year. The increase was primarily attributable to an increase of $179.8 million associated with acquisition of businesses offset by a $1.5 million decrease in purchases of intangible assets.

Financing Activities

Financing activities primarily consist of payment of the preferred and common stock dividends, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash provided by financing activities for the nine months ended September 30, 2025 increased $91.2 million to $72.5 million, compared to cash used in financing activities of $18.7 million for the nine months ended September 30, 2024. The increase was primarily due to net proceeds of $105.9 million associated with the issuance of the $515.0 million Second Amended and Restated Senior Secured Credit Facilities and the settlement of the $409.1 million outstanding on the Previous Extended Term Loan Facility on January 30, 2025, offset by the $3.1 million repayment of principal on the Previous Extended Term Loan Facility during the nine months ended September 30, 2024. In addition, dividends paid on preferred stock decreased by $8.6 million during the nine months ended September 30, 2025. These cash inflows were offset by a $10.8 million increase in repurchases of common stock, a $5.9 million increase with respect to the common stock dividend, a $2.1 million increase in fees paid for debt issuance, a $2.0 million increase in original issuance discount paid, a $1.1 million decrease in proceeds from issuance of common stock under equity plans, a $3.2 million increase in contingent consideration payments and the repayment of $1.3 million of principal on the Second Amended and Restated Term Loan Facility during the nine months ended September 30, 2025.

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

Free Cash Flow

Free Cash Flow for the nine months ended September 30, 2025 increased $5.6 million, to $24.2 million from $18.6 million for the comparable period in the prior year.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 4 to the table under the heading “Results of Operations—Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024.”

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

As of September 30, 2025, we had $513.7 million of variable rate term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Second Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of September 30, 2025.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s third fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Share Repurchase Program

In April 2025, our Board approved an expansion of our previously announced share repurchase program, which allows for the repurchase of up to $25.0 million of our common stock from time to time through and including December 31, 2025, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

In October 2024, we announced that our Board had authorized an extension and expansion of our previously authorized $25.0 million share repurchase program through December 31, 2025.

In November 2023, we announced that our Board had authorized an extension and expansion of our previously authorized $25.0 million share repurchase program through December 31, 2024.

The following table presents our purchases of common stock during the third quarter ended September 30, 2025, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2025 - July 31, 2025	13,425	$4.87	13,425	$20.7
August 1, 2025 - August 31, 2025	91,095	4.87	91,095	20.3
September 1, 2025 - September 30, 2025	11,574	4.88	11,574	20.3
Total	116,094
(1)
Includes shares of common stock settled between July 1, 2025 and September 30, 2025 under the April 2025 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended September 30, 2025, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

10.49

Amendment No. 1 to the Senior Secured Credit Facilities, by and among Emerald X, Inc., Expo Event Midco, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated August 13, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38076), filed on August 14, 2025).

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Loss, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: October 31, 2025	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)