Form 10-K
period 2025-12-31
Emerald Holding, Inc.
filed 2026-03-13
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based on the closing price of the shares of Common Stock on The New York Stock Exchange on June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, was $60.7 million.

185,452,826 shares of the Registrant’s Common Stock, which were held by the Registrant’s executive officers and directors and by certain investment funds affiliated with or managed by Onex Partners as of June 30, 2025 have been excluded from this calculation in that these persons or entities may be deemed affiliates of the registrant. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2026 was 197,908,778.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Report. The Registrant’s Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. You can generally identify forward-looking statements by our use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “seek” or “should,” or the negative thereof or other variations thereon or comparable terminology. In particular, statements including, but not limited to, general economic conditions, or more specifically about the markets in which we operate, including growth of our various markets, and our expectations, beliefs, plans, strategies, objectives, prospects, assumptions or future events or performance; the multiple avenues to increase our organic growth; expectations regarding interest rates and economic conditions, among others; our ability or inability to obtain insurance coverage relating to event cancellations or interruptions; our intention to continue to pay regular quarterly dividends; our ability to successfully identify and acquire acquisition targets; our expectations arising from the ongoing impact of natural disasters, or outbreaks of contagious disease or the potential for infection on our business; and how we integrate and grow acquired businesses, including international businesses, are forward-looking statements. In particular, the declaration, timing and amount of any future dividends will be subject to the discretion and approval of the board of directors and will depend on a number of factors, including the Company’s results of operations, cash flows, financial position and capital requirements, any applicable restrictions under the Company’s debt facilities, as well as general business conditions, legal, tax and regulatory restrictions and other factors the board of directors deems relevant at the time it determines to declare such dividends. These statements are based on management’s current expectations as well as estimates and assumptions prepared by management as of the date hereof, and although they are believed to be reasonable, they are inherently uncertain and not guaranteed. These statements involve risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of the Company’s control that may cause its business, industry, strategy, financing activities or actual results to differ materially. These and other important factors, including the trends and other factors discussed in this report under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements, or could affect the trading price of our common stock on the New York Stock Exchange. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

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

Except where the context requires otherwise, references in this Annual Report on Form 10-K to “Emerald”, “the Company”, “we”, “us”, and “our” refer to Emerald Holding, Inc., formerly known as Emerald Expositions Events, Inc., together with its consolidated subsidiaries. In this Annual Report on Form 10-K, when we refer to our fiscal years, we refer to the year number, as in “2025,” which refers to our fiscal year ended December 31, 2025.

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

Our Connections division comprises a portfolio of leading B2B events spanning trade shows, expos, conferences, and executive peer networking events, as well as business-to-consumer, or “B2C”, showcases. These events typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time.

Our Content division comprises a portfolio of B2B digital media platforms and print publications that extend the value of our trade show properties through year-round engagement. These assets deliver industry-specific news, insights, education and analysis across multiple sectors, while supporting first-party data generation, new customer acquisition, lead development and integrated content-driven marketing and monetization opportunities.

Our Commerce division provides B2B e-commerce and digital merchandising solutions designed to support manufacturers and retailers across the wholesale ecosystem. Through our Elastic platform, complemented by additional digital commerce solutions, we enable year-round digital transactions, streamlined assortment and order management, and data-driven insights that enhance sell-through, improve operational efficiency, and support informed decision-making, regardless of location.

We also generate a substantial amount of first-party data across our events, content, and e-commerce offerings through integrated digital platforms and customer interactions. We continue to develop products and processes that leverage these first-party data assets to enhance the customer experience, optimize business operations and deliver actionable insights supported by measurable performance metrics, including content impressions, lead capture rates, conversion rates and transaction value per customer. This data enables us to better understand customer behavior and preferences, inform product development and engagement strategies, and provide customers with greater transparency into the return on investment they receive from Emerald’s events. These insights help incentivize customers to deploy more marketing dollars with Emerald, ultimately driving higher revenue per customer. The data we generate also supports more efficient sales execution by enabling targeted cross-selling of events, content, and e-commerce solutions, contributing to lower sales costs and higher margins.

Our History

In June 2013, certain investment funds managed by an affiliate of Onex Corporation (such funds, collectively with Onex Partners V LP, “Onex”) acquired our business from an affiliate of Nielsen Holdings N.V. (the “Onex Acquisition”). We have since focused on expanding our portfolio of leading events organically, complemented by an increased focus on acquisitions.

On June 10, 2020, we entered into an investment agreement (the “Investment Agreement”) with Onex Partners V LP, pursuant to which we agreed to (i) issue to an affiliate of Onex, in a private placement transaction (the “Initial Private Placement”), 47,058,332 shares of redeemable convertible preferred stock for a purchase price of $5.60 per share and (ii) effect a rights offering (“Rights Offering”) to holders of our outstanding common stock of one non-transferable subscription right for each share of our common stock held, with each right entitling the holder to purchase one share of redeemable convertible preferred stock at the Series A Price per share. Onex agreed to purchase (the “Onex Backstop”) any and all redeemable convertible preferred stock not subscribed for in the Rights Offering by stockholders other than affiliates of Onex at the Series A Price per share. As a result of the Initial Private Placement and the Onex Backstop, we sold 69,718,919 shares of redeemable convertible preferred stock to Onex in exchange for $373.3 million, net of fees and expenses of $17.2 million. As a result of the Rights Offering, we issued 1,727,427 shares of redeemable convertible preferred stock in exchange for $9.7 million.

On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date, in accordance with the terms of the conversion feature. As a result, 71,402,607 shares of redeemable convertible preferred stock were converted into 140,781,525 shares of common stock on the Conversion Date. Cash was paid in lieu of fractional shares of common stock. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

As of December 31, 2025, Onex beneficially owned 184,520,200 shares of our common stock, representing approximately 93.3% of our outstanding common stock.

In 2025, we made several acquisitions in furtherance of our portfolio optimization strategy:

On March 13, 2025, we acquired Insurtech Insights Limited (“Insurtech”) to enhance our offerings in the insurance sector, and to further expand our global footprint. Insurtech produces live events and webinars for the insurance technology community.

On May 2, 2025, we acquired This is Beyond Limited (“This is Beyond”) to expand our offerings into the luxury and travel sectors, and to continue to expand our global footprint. This is Beyond produces invitation-only trade events for the entertainment travel industry.

On August 8, 2025, we acquired Generis Global Partners Corp. (“Generis Global”) and Generis Global Partners Europe GmbH (“Generis Europe” and together with Generis Global, the “Generis Group”) to enhance our offerings in executive-level experiences and further expand our global footprint. The Generis Group is a Canada-based organizer of B2B executive summits, enabling high-impact peer-to-peer connections.

To optimize the long-term organic growth and margin trajectory of our business, we conducted a thorough review in 2024 of our entire event catalog. As a result of this review, we decided to accelerate portfolio optimization activities by pruning several smaller and unprofitable events. Specifically, in 2025, we permanently discontinued 26 events totaling $11.0 million in historic run rate revenue. $6.2 million of this historic run rate revenue related to events that did not stage in 2025 but did stage in 2024 and $4.8 million of this historic run rate revenue related to events that did stage in 2025, but which Emerald decided not to stage in 2026. In addition, in 2024, we permanently discontinued 28 events totaling $21.2 million in historic run rate revenue. $18.2 million of this historic run rate revenue related to events that did not stage in 2024 but did stage in 2023, and $3.0 million is related to events that did stage in 2024, but which Emerald decided not to stage in 2025.

Products and Services

Emerald goes to market across three distinct business lines, Connections, Content and Commerce. Each provides a distinct portfolio of products and services that are integral to Emerald’s growth and profitability.

Connections

Our Connections division consists of our collection of leading B2B events spanning trade shows, expos, conferences and executive peer networking events, as well as B2C showcases. These events typically hold market-leading positions within their respective industry verticals, with significant brand value established over a long period of time. Each of our shows is typically held at least annually, with certain franchises offering multiple editions per year. Our shows are frequently the preeminent event, drawing the highest attendance in their respective industry verticals. As a result, we are able to attract high-quality attendees, including those who have the authority to make purchasing decisions on the spot or subsequent to the show. The participation of these qualified buyers makes our trade shows compelling events for our exhibitors, offering them an efficient platform for high quality lead generation. Revenue in this segment is generated from the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees.

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

We categorize our diversified portfolio of events according to seven industry verticals:

Design & Construction

Our Design & Construction vertical is targeted toward commercial-scale design, renovation and construction, with buyers and sellers frequently transacting in high unit counts for uses in projects such as hotels and senior living facilities. Industries served include kitchen & bath, hospitality, senior living, healthcare, education, general construction and more. Examples of our events produced in this category include:

☐ Boutique Design	☐ Hospitality Design Expo (“HD Expo”)
☐ Environments for Aging Expo & Conference (“EFA”)	☐ ICFF (previously International Contemporary Furniture Fair)
☐ Healthcare Design Expo & Conference (“HCD”)	☐ Kitchen & Bath Industry Show (“KBIS”)
☐ EDspaces	☐ Connecting Point Marketing Group and Hotel Interactive executive peer networking events

Food & Pharma

Our Food & Pharma vertical brings together retailers, restaurateurs, and suppliers across key food categories, including the pizza segment, with International Pizza Expo representing one of the largest events serving this sector. The vertical also includes food and pharmaceutical executive peer networks in the United States and Europe that convene senior leaders to connect and exchange ideas across these industries. Examples of our events produced in this category include:

☐ International Pizza Expo	☐ Generis Group Food & Pharma executive peer networking events
☐ Pizza Expo Columbus	☐ Medtrade

Home & Gift

Our Home & Gift vertical connects product manufacturers and retailers through premiere events and insightful content for the market’s most on-trend consumer products and merchandise. Through these invaluable connections and content, Emerald unites a global network of buyers and suppliers, offering access to one of the world’s most extensive selections of merchandise. Events produced in this category include:

☐ ASD Market Week (“ASD”)	☐ International Gift Exposition in the Smokies (“IGES”)

Technology, Advertising & Marketing

Our Technology, Advertising & Marketing vertical is a market-leading portfolio of events and resources dedicated to advertising and harnessing the power of next-generation digital media and marketing technology. The growing group of business sectors served includes advertising, intelligent traceability technology, business technology integration, communications, cryptocurrency, e-commerce, connected home technology, and more. Some examples of our events produced in this category include:

☐ Advertising Week (“AW”)	☐ Prosper
☐ Commercial Integrator	☐ Insurtech Insights
☐ CEDIA	☐ Blockchain Futurist

Industrial & Manufacturing

Emerald’s Industrial & Manufacturing vertical serves a broad mix of established and emerging industries through B2B events and executive-level forums. This diverse portfolio delivers deep expertise across both content and events, spanning categories that include photography, security, hospitality, the U.S. military, fasteners, and farming and agricultural supplies, including events and resources serving the cannabis industry. The vertical also includes manufacturing-focused executive peer networks in the United States and Europe that convene senior leaders across automotive, supply chain, and aerospace and defense. Examples of our events produced in this category include:

☐ Fastener	☐ MJBiz
☐ Modern Day Marine	☐ Security Sales & Integration
☐ Generis Group Industrial & Manufacturing executive peer networking events	☐ Wedding & Portrait Photographers International

Luxury

Our Luxury vertical delivers highly curated, premium marketplaces and experiences that reflect the highest levels of creativity, craftsmanship, and design. Including events from This is Beyond and its portfolio of high-end global gatherings, such as PURE Life Experiences and We Are Africa, Emerald’s luxury platform brings together an elite international community of renowned heritage brands, emerging design talent, leading retailers, and award-winning media. These events are defined by exceptional curation, meaningful connection, and strong media engagement at the top end of the luxury market. Examples of our events produced in this category include:

☐ Couture	☐ This is Beyond events
☐ Las Vegas Antique Jewelry & Watch Show	☐ The Original Miami Beach Antique Show (“OMBAS”)

Sports & Outdoor

Our Sports & Outdoor vertical includes industry-leading wholesale and consumer events with globally recognizable brands, highlighting the latest products and innovations and attracting a diverse audience. Our premiere events serve the growing markets of surf, swimwear, lifestyle apparel, winter sports, outdoor recreation and overlanding, mountaineering, adventuring, and camping. Examples of our events produced in this category include:

☐ Sports Licensing and Tailgate Show	☐ Surf Expo
☐ Overland Expo	☐ Glamping Show Americas
☐ Collective Shows	☐ Outdoor Retailer (“OR”)

Content

Our Content division consists of B2B digital media platforms and print publications that complement and extend the value of our existing trade show properties. These assets deliver industry-specific business news, analysis, education and insights across multiple sectors, facilitating year-round customer interaction and audience development. By leveraging the scale and reach of our trade shows, we produce timely and relevant editorial content that reflects market trends and business needs in the industries we serve. We continue to invest in product development to enhance digital engagement, expand content offerings and provide advertisers with effective, data-driven ways to reach targeted audiences. Revenue in this segment primarily consists of advertising sales and lead generation services across print and digital products.

Commerce

Our Commerce division primarily offers software-as-a-service technology that enables year-round B2B buying and selling through our Elastic platform, supported by additional digital commerce solutions, for use by Emerald’s customers regardless of location. Elastic provides digital merchandising, assortment presentation, order creation, and transaction capabilities that replace manual and print-based processes, improve operational efficiency, and enhance visibility into ordering activity and performance across the wholesale ecosystem. The platform is designed to support more effective sales planning, improved sell-through, and data-driven decision making across marketing, sales, customer success, and retail functions. We believe these capabilities support Emerald’s strategy to extend customer engagement beyond live events by enabling continuous, transaction-enabled interaction throughout the year. Elastic is integrated with manufacturers and retailers across multiple industries, including outdoor, home appliances and electronics, surf, cycling, footwear and sporting goods. Revenue for the Commerce division consists of subscription fees, implementation services, and professional services.

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

Intellectual Property

Our intellectual property and proprietary rights are important to our business and we strategically and proactively develop our portfolio by registering our trademarks and rely primarily on trademark laws to protect our rights. We do not own, but have a license to use, certain trademarks belonging to industry associations in connection with our KBIS and CEDIA Expo events. The KBIS license runs through 2043 and the CEDIA Expo license continues in perpetuity. See “Risk Factors—Risks Related to our Intellectual Property and Information Technology” for further discussion relating to our trademarks.

Human Capital Resources

At Emerald, our employees are the cornerstone of our growth and success. Our future depends on our ability to attract, retain, and inspire a talented workforce, ensuring we remain competitive and innovative in everything we do.

As of December 31, 2025, we had 821 full-time employees. Our management team principally works from our New York City headquarters (62 employees) and our Southern California corporate offices (41 employees), with members of our sales team located throughout the United States. As of December 31, 2025, our senior management team was 50% female, and our overall employee population was 60% female.

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
•
Financial wellness opportunities, such as 401(k) plans with an employer match and participation in an Employee Stock Purchase Plan;
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

At Emerald, empowering employees to develop their talents, advance their careers, and achieve their goals is a top priority. We offer a variety of professional and personal development opportunities through multiple modalities, including live coaching, online learning systems, and formal sales training. Additionally, we recognize and celebrate employee achievements through initiatives like our annual President’s Club and awards programs, which highlight outstanding contributions across the organization. President’s Club celebrates top-performing sales professionals through an annual destination trip, and team members from across Emerald also earn their place through the Emerald Recognition Awards by demonstrating our PLACE values — People, Leadership, Agility, Commitment, and Excellence. These efforts are designed to support growth, skill-building, and long-term success while fostering a culture of recognition and appreciation.

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

Equally important to Emerald is creating an employee experience that reflects our mission to spark innovation, foster meaningful connections and drive business growth, while reinforcing our values of respect, inclusion, and belonging. We believe our long-term success is directly linked to our ability to attract, develop and retain talented individuals from varying backgrounds and perspectives, and to create an environment where employees feel valued and supported. By welcoming varied viewpoints and experiences, we strengthen our culture and contribute to a more engaged, unified and collaborative workplace. In support of these efforts, Emerald maintains an employee-led committee with representation from across the organization to build upon existing programs and promote best practices that foster belonging and an inclusive work environment. Emerald also engages with external organizations that support professional growth and collaboration across the exhibitions and events industry. In 2025, Emerald became an International Member of Women in Exhibitions International, reflecting the Company’s ongoing engagement with industry groups focused on professional networking and knowledge sharing.

Emerald partners with the non-profit OneTen, which works to close the opportunity gap for individuals without four-year degrees by advancing skills-first hiring and career mobility. We have also eliminated the college-degree requirement for a range of positions to expand the application process to include candidates with more varied backgrounds, skills, and experiences. Further, all personnel are required to attend training programs focused on unconscious bias training and interview skills.

In addition to company-wide initiatives, many of our trade shows sponsor environmental, social and governance-related initiatives, such as:

•
Overland Expo’s fund raising partnership with the Overland Expo Foundation, a not for profit 501(c)(3) that funds organizations and individuals who help protect and advance the overland community;
•
CPMG events’ community giving initiatives, including event-led fundraising, attendee contributions, and Company matching donations, resulted in thousands of individual contributions that helped provide meals for children and meaningful support for nonprofit organizations across the United States, including those serving families facing hardship and individuals impacted by Alzheimer’s disease;
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

Our event cancellation insurance policies protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered causes. However, coverage for the outbreak of communicable disease (for example, COVID-19), has not been included in our event cancellation insurance policies since policy years beginning in 2022. Coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement, covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for our renewed 2026 primary event cancellation insurance policy is $100.0 million. We have also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2026 and Surf Expo Summer 2026 shows, with a coverage limit of approximately $9.1 million and $8.4 million, respectively.

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

Our business depends upon the ability and willingness of companies to attend our shows, and such attendance is sensitive to general political, economic and social conditions and corporate spending patterns. Consequently, general domestic and global conditions could affect our business, such as, among other things, the COVID-19 pandemic or other epidemics, instability in global economic markets and geopolitical environments, economic recessions or downturns, increased U.S. trade tariffs and trade disputes with other countries, fluctuations in interest rates and inflation and supply chain weaknesses. In addition, certain industry-specific conditions could affect our trade shows, conferences and other events. The longer a recession or economic downturn continues, or the longer a particular industry sector is impacted by macroeconomic headwinds, the more likely it becomes that our customers reduce their marketing and advertising or procurement budgets. Any material decrease in marketing or procurement budgets could reduce the demand for exhibition space or reduce attendance at our trade shows, conferences and other events, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Inflationary pressures and fluctuations in interest rates relative to historical low interest rates could negatively impact demand for exhibition space, attendance at our tradeshows, conferences and events, and profitability.

We and our customers may be adversely affected by fluctuations in interest rates, as well as changes in inflationary conditions. For example, throughout 2022 and the first half of 2023, the Federal Reserve approved almost a dozen interest increases to as high as 5.50% in July 2023. However, the Federal Reserve has since approved a series of interest rate decreases beginning in September 2024 and has decreased the federal funds rate three times in 2025. Notwithstanding these recent decreases, interest rates remain higher than historical lows, and there can be no assurance that the Federal Reserve will not make upwards adjustments to the federal funds rate in the future to mitigate inflationary pressures. Continued high interest rates may increase our financing and borrowing costs on new and existing debt. Additionally, inflation influences interest rates, which in turn impact the fair value of our investments and yields on new investments as well as increasing our financing costs. While inflation has not historically had a material effect on our business, results of operations, or financial condition, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs. Our inability or failure to do so could harm our business, results of operations and financial condition. Operating expenses, including cost of labor within our Company or at third-party vendors, are impacted to a certain degree by the inflation rate as well.

Attendance at our shows could decline as a result of disruptions in global or local travel conditions, such as congestion at airports, natural disasters, adverse weather, including as a result of climate change, or outbreaks or fear of communicable diseases.

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

The date and location of a trade show can impact its profitability and prospects, and the demand and competition for desirable dates and locations for trade shows is high. Consistent with industry practice, we typically maintain multi-year non-binding reservations for dates at our trade show venues. Aside from a nominal deposit in some cases, we do not pay for these reservations. However, these reservations are not binding on the facility owners until we execute a definitive contract with the owners and we are not always provided notice before the venue is rented to a third party during the reservation period. We typically sign contracts that guarantee the right to specific dates at venues only one or two years in advance. Therefore, our multi-year reservations may not lead to binding contracts with facility owners. Consistency in location and all other aspects of our trade shows is important to maintaining a high retention rate from year to year, and we rely on our highly loyal customer base for the success of our shows. Moving major shows to new cities and significant changes in timing or frequency can adversely affect customer behavior. Our business has from time to time been negatively impacted by these moves and changes in scheduling. In addition, external factors such as legislation and government policies at the local or state level, including policy related to social, political and economic issues, may weaken the desire of exhibitors and attendees to attend our trade shows held in certain locations, or cause us to move our trade shows.

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

Although the trade show market is highly fragmented, we may face increased competition in certain of our industry sectors. Further, our high profit margins and low start-up costs could encourage new operators to enter the trade show business. Both existing and new competitors present an alternative to our product offerings, and if competition increases or others are successful in attracting away our exhibitors and attendees, it could have a material adverse effect on our business, financial condition, cash flows and results of operations.

A significant portion of our revenue has historically been generated by a concentrated number of our top trade shows.

We have historically depended on a concentrated number of our top trade shows to generate a significant portion of our revenues. In the years ended December 31, 2025, December 31, 2024 and December 31, 2023, our top five shows represented 24%, 30% and 28%, respectively, of our total revenue. While we continue to make efforts to diversify our business, a significant decline in the performance or prospects of any one of our top trade shows could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not fully realize the expected results and/or operating efficiencies associated with our strategic initiatives or restructuring programs, which may have an adverse impact on our business.

We depend on our ability to evolve and grow, and as changes in our business environment occur, we may adjust our business plans by introducing new strategic initiatives or restructuring programs to meet these changes. Notable strategic initiatives include our efforts to (i) implement various sales effectiveness initiatives to improve productivity of our sales efforts, (ii) establish three dedicated divisions focused on Connections, Content and Commerce, (iii) implement event plans to standardize marketing and sales planning across our event portfolio, (iv) introduce value-based pricing in order to improve transparency and customer satisfaction while improvement in average revenue per customer, and (v) enhance our data analytics capabilities to develop new commercial insights and products. If we are not able to effectively execute on our strategic initiatives, if we do not adequately leverage technology to improve operating efficiencies or if we are unable to develop the data analytics capabilities needed to generate actionable commercial insights, our business performance may be impacted, which may negatively impact our financial condition and results of operations.

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
•
the risks inherent in expanding into new lines of business, including our expansion into the digital commerce software-as-a-service business through the acquisition of PlumRiver, LLC (“PlumRiver”) which included the Elastic Suite product, and additional digital commerce solutions;
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
•
the cultural, execution, currency, tax and other risks associated with international expansion including our acquisitions of Advertising Week, Futurist, GRC, This is Beyond, Insurtech and The Generis Group, and any future further expansion; and
•
the risks associated with financing an acquisition, which may involve diluting our existing stockholders, reducing our liquidity or incurring additional debt, which in turn could result in increased debt service costs and/or a requirement to comply with certain financial or other covenants.

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

We stage an increasing number of our trade shows outside of the United States and we intend to continue to expand our international presence in the future. For example, in recent years we have acquired trade shows that stage in the United Kingdom, Canada, Mexico, Morocco, Italy and Hong Kong, among other countries. For the year ended December 31, 2025, approximately 10.6% of our revenue was generated outside of the United States. As a company headquartered in the United States, conducting and expanding international operations subjects us to costs and risks that we may not generally face in the United States, including but not limited to:

•
exposure to foreign currency exchange rate risk, especially the U.K. Pound Sterling;
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

In addition, we are exposed to foreign exchange rate fluctuations, as the financial results of our foreign operations are translated from the local currency into U.S. Dollars upon consolidation. Because we report our financial results in U.S. Dollars, fluctuations in foreign currencies (including the U.K. Pound Sterling, Canadian Dollar, Mexican Peso, Moroccan Dirham and Euro) may impact our financial performance. While we do not expect significant exposure in the near term to foreign currency risk, we may enter into financial derivative transactions, including hedging currency pairs, to mitigate such risk. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Cash Flows” and “Quantitative and Qualitative Disclosures About Market Risk.”

The acquisition of MJBiz may subject us to new and evolving regulatory, business and financial risks relating to the cannabis industry.

On December 31, 2021, we completed the acquisition of MJBiz. MJBiz publishes MJBiz Daily, a leading publication addressing business, regulatory, operational, and legal issues relevant to the cannabis and hemp industries, and also produces the annual MJBizCon, a trade event and conference for the cannabis industry. Although we do not grow, sell or distribute cannabis products, and sale and distribution of cannabis products are not permitted at MJBiz-sponsored events, our connection with businesses that serve the cannabis industry could subject us to regulatory, financial, operational and reputational risks and challenges.

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

Our ability to effectively engage with target audiences for our events depends in part on our ability to generate engaging and informative content for our digital media and print publication properties. The media industry is highly competitive and continues to evolve rapidly, with an increasing number of alternative methods for the production and delivery of content. If we are unable to generate timely and relevant content for our audiences, exploit new and existing technologies to distinguish our digital media and print publications from those of our competitors, or adapt to new distribution methods in order to provide enhanced user experiences, both our content and event revenues could decline, which may have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

We maintain business interruption, event cancellation, casualty, general commercial and umbrella and excess liability insurance, as well as policies relating to workers’ compensation, director and officer insurance, property and product liability insurance, and cyber security insurance. Our insurance policies may not cover all risks associated with the operation of our business and may not be sufficient to offset the costs of all losses, lost sales or increased costs experienced during business interruptions or event cancellations. For example, in addition to the impact of COVID-19, we have experienced disruptions to events held in Florida due to hurricanes, most recently in October 2024, when we canceled the remainder of a trade show in Florida due to adverse weather caused by Hurricane Milton after the show had commenced and some attendees had arrived. We may be forced to cancel future trade shows in the event of other natural or man-made disasters. Additionally, our claims history due to COVID-19, combined with the increased frequency of natural disasters due to climate change or other factors, has resulted in increased event cancellation insurance premiums and higher deductibles, and we cannot guarantee that such premium increases will not continue in the future or that we will be able to renew our insurance policies or procure other desirable insurance on commercially reasonably terms, if at all. While we have been able to secure event cancellation insurance for the calendar years 2026 and 2027, this insurance policy does not include coverage for event cancellations due to, among other things, the outbreak of communicable disease (including COVID-19), certain natural or man-made disasters, wildfires in California, cyber attacks, and war or civil war. Losses and liabilities from uninsured or underinsured events and delay in the payment of insurance proceeds could have a material adverse effect on our financial condition and results of operations.

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

We are subject to federal, state and local income taxes in the United States and in foreign jurisdictions. Our future effective income tax rates and the value of our deferred tax assets may be favorably or unfavorably affected by unanticipated changes in the valuation of our deferred tax assets and liabilities, by changes in our stock price, or by changes in tax laws or their interpretation, which changes may have retroactive application. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, the Inflation Reduction Act of 2022 established a 15% corporate minimum tax and imposed a 1% excise tax on the repurchase of stock by certain U.S. corporations. In addition, many of the provisions enacted under the 2017 Tax Cuts and Jobs Act (which we refer to as the “TCJA”), which introduced significant changes to U.S. income tax law, were set to expire at the end of 2025. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, extending key provisions of TCJA and bringing significant changes to U.S. income-tax laws, including modifications to the international tax framework and the limitations on interest deductions. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. We continue to evaluate the implications of this legislation on future periods. Some of the provisions of these laws still require finalization by the U.S. Treasury Department, increasing the uncertainty as to the ultimate effects on us and our stockholders. Accounting for the income tax effects of the TCJA and OBBBA has required significant judgments and estimates as well as accumulation of information not previously provided for in U.S. tax law. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service, state, local and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. These continuous examinations and global tax developments applicable to multinational businesses may result in unforeseen tax-related liabilities, which may harm our future financial results.

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

We have a significant amount of indebtedness. As of December 31, 2025, we had $512.5 million of term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities (as defined in “Item 7. - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), with $109.5 million in additional borrowing capacity under the revolving credit facility portion of the Second Amended and Restated Senior Secured Credit Facilities (after giving effect to $0.5 million of outstanding letters of credit).

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

We and our subsidiaries may be able to incur additional indebtedness in the future, which may be secured. While our Second Amended and Restated Senior Secured Credit Facilities limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and thus, notwithstanding these restrictions, we may still be able to incur substantially more debt. As of December 31, 2025, we had $512.5 million of term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities. To the extent that we incur additional indebtedness, the risks that we now face related to our substantial indebtedness could increase.

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

The data protection landscape is rapidly evolving in the United States, the United Kingdom, the European Union and elsewhere, including the United Kingdom’s General Data Privacy Regulation and the European Union’s General Data Privacy Regulation. As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. Substantial expenses and operational changes may be required in connection with maintaining compliance with such laws, and even an unsuccessful challenge by customers or regulatory authorities of our activities could result in adverse publicity and could require a costly response from and defense by us. In addition, certain privacy laws are still subject to a high degree of uncertainty as to their interpretation, application and impact, and may require extensive system and operational changes, be difficult to implement, increase our operating costs, adversely impact the cost or attractiveness of the products or services we offer, or result in adverse publicity and harm our reputation. State-specific data privacy laws and regulations continue to evolve and each state imposes different requirements. For example, the California Consumer Privacy Act imposes certain legal obligations on our use and processing of personal information related to California residents and gives residents the right to bring certain actions against companies. Similar laws are now in effect in more than ten other states, and have been adopted or proposed throughout the United States, at both the federal and state level, that could impose new privacy and security obligations. Complying with emerging and changing requirements may cause us to incur substantial costs and make enhancements to relevant data practices. Noncompliance could result in significant penalties or legal liability having an adverse effect on our operations and financials.

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

We use certain artificial intelligence (“AI”) technologies in our business, and challenges with properly managing their use could result in reputational harm, legal liability, and financial cost.

We currently use AI applications embedded in third party platforms for certain products and operations. Our adoption and use of AI includes generative AI, machine learning and other tools that collect, aggregate, analyze or generate data or other materials in order to increase efficiency and the variety of services that we can offer, and we expect to continue to adopt such tools as appropriate. However, generative AI has been known to create biased, incomplete, inaccurate or misleading outputs or errors, and may also be adversely impacted by unforeseen defects, technical challenges, cyber-attacks and data breaches caused by bad actors, service outages or other similar incidents, all of which could adversely impact our business and financial results. In addition, uncertainty around new and evolving AI use may require additional investment to develop responsible and ethical use frameworks, develop or license proprietary content and data, and develop new approaches and processes for attribution, consent and/or compensation, which could be costly. There can be no assurance that our or our third party providers’ use of AI will continue to enhance our products or services, produce intended results, or protect us from informational, reputational or financial risk.

Furthermore, the legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the United States and internationally, which includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, cybersecurity, employment and other laws and regulations applicable to the use of AI. The use or adoption of new and emerging technologies may increase our exposure to legal claims or regulatory action related to our use of AI, and the availability of protections under applicable laws, including intellectual property laws, related to the use of AI-generated material is uncertain. Since we rely on AI applications developed by third parties, we are dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, over which we are likely to have limited visibility. If we do not properly manage and track our AI use, or obtain sufficient rights to use data or other materials related to our use of AI, we could face ethical challenges, reputational harm and legal liability resulting in financial cost and expense and adversely impact the public perception of our business or the effectiveness of our security or compliance measures.

Risks Relating to Ownership of Our Securities

The price of our common stock has fluctuated substantially from time to time and may continue to fluctuate substantially in the future.

Our stock price has been, and may continue to be, subject to significant fluctuations, and has decreased significantly from historical trading levels as a result of a variety of factors, some of which are beyond our control, such as volatility in the stock markets. We may fail to meet the expectations of our stockholders or securities analysts at some point in the future, and our stock price could decline in the future as a result. This volatility and the size of Onex’s investment in our equity securities may prevent you from being able to sell your common stock at or above the price you paid for your common stock. Additionally, further declines in our stock price could require further goodwill write-downs.

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

As of December 31, 2025, Onex beneficially owned 184,520,200 shares of our common stock, representing approximately 93.3% of our outstanding common stock.

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

Two of our nine directors are affiliated with Onex. These persons have fiduciary duties to both us and Onex. As a result, they may have real or apparent conflicts of interest on matters affecting both us and Onex, which in some circumstances may have interests adverse to ours. Onex is in the business of making or advising on investments in companies and may hold, and may from time to time in the future acquire, interests in, or provide advice to, businesses that directly or indirectly compete with certain portions of our business or that are suppliers or customers of ours. In addition, as a result of Onex’s ownership interest, conflicts of interest could arise with respect to transactions involving business dealings between us and Onex including potential acquisitions of businesses or properties, the issuance of additional securities, the payment of dividends by us and other matters. In November 2020, Onex committed to invest more than $300 million in Convex Group Limited (“Convex”). Convex was and is the lead underwriter of Emerald’s 2022, 2023, 2024, 2025, 2026 and 2027 event cancellation insurance policies. In addition, in January 2018, Onex completed its acquisition of SMG Holdings Inc. (“SMG”), a leading global manager of convention centers, stadiums, arenas, theaters, performing arts centers and other venues. SMG subsequently merged with AEG Facilities, LLC to form ASM Global (“ASM”). While some of our events are staged in ASM managed venues, and two of our directors affiliated with Onex also served as directors of ASM, Onex sold their ownership position in ASM during the third quarter of 2024.

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

On August 6, 2024, the Company’s board of directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable to holders of record of the Company’s common stock. The Board has declared dividends of $0.015 per share for each subsequent quarter through December 31, 2025, payable to holders of record of the Company’s common stock. The payment of cash dividends in future quarters is subject to the discretion of our board of directors and our compliance with applicable law, and depending on, among other things, our results of operations, capital requirements, financial condition, contractual restrictions, restrictions in our debt agreements and in any preferred equity securities, business prospects and other factors that our board of directors may deem relevant. Because we are a holding company and have no direct operations, we expect to pay dividends, if any, only from funds we receive from our subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. Our Second Amended and Restated Senior Secured Credit Facilities restrict our ability to pay dividends on our common stock, and we expect that any future agreements governing indebtedness will contain similar restrictions. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Policy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt.”

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

Item 2. Properties.

We have two key offices located in New York, New York and San Juan Capistrano, California. We also have other smaller office locations throughout the United States, including in Rye, New Hampshire and Alpharetta, Georgia, as well as internationally. We lease our offices from third parties on market terms and, in some cases following an acquisition, through transition services agreements with the applicable seller.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for Common Stock and Holders of Record

Our common stock has been listed on the New York Stock Exchange since April 28, 2017 and trades under the symbol “EEX”. The approximate number of record holders of our common stock on March 11, 2026 was 34. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Issuer Purchases of Equity Securities

In October 2025, our board of directors approved an extension and expansion of our previously announced share repurchase program, which allows for the repurchase of $25.0 million of our common stock from time to time through and including December 31, 2026, subject to early termination or extension by the board of directors. This approval extends and expands the previously authorized $25.0 million share repurchase program that was effective through December 31, 2025. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

Our board had previously authorized the expansion of our $25.0 million share repurchase program in April 2025 and in October 2024.

The following table presents our purchases of common stock during the fourth quarter ended December 31, 2025, as part of the publicly announced share repurchase program:

(Dollars in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
October 1, 2025 - October 31, 2025	182,151	$4.80	182,151	$19.4
November 1, 2025 - November 30, 2025	100,235	4.14	100,235	24.6
December 1, 2025 - December 31, 2025	—	—	—	24.6
Total	282,386
(1)
Includes shares of common stock settled between October 1, 2025 and December 31, 2025.

Dividend Policy

On August 6, 2024, our board of directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable to holders of record of our common stock. The Company’s board of directors declared dividends of $0.015 per share for each subsequent quarter through December 31, 2025 payable to holders of record of our common stock. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividend Policy.”

Stock Performance Graph

We are a “smaller reporting company,” as defined by Item 10(f)(1) of Regulation S-K, and therefore are not required to provide the information required by paragraph (e) of Item 201 of Regulation S-K.

Item 6. Selected Financial Data.

The following table presents selected consolidated financial data for the periods and at the dates indicated. The selected consolidated financial data as of December 31, 2025, 2024, 2023, 2022 and 2021, and for the years ended December 31, 2025, 2024, 2023, 2022 and 2021, have been derived from our audited consolidated financial statements. This financial data should be read in conjunction with the consolidated financial statements, related notes, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Business” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)
	(dollars in millions, share data in thousands except earnings per share)
Statement of income data:
Revenues	$463.4	$398.8	$382.8	$325.9	$145.5
Other income, net	—	1.5	2.8	182.8	77.4
Cost of revenues	168.7	147.5	137.6	116.5	57.1
Selling, general and administrative expenses(2)	241.2	170.4	168.3	145.0	143.0
Depreciation and amortization expense	31.0	28.3	45.0	59.5	47.6
Goodwill impairment charge(3)	—	—	—	6.3	7.2
Intangible asset impairment charge(4)	—	7.3	—	1.6	32.7
Operating income (loss)	22.5	46.8	34.7	179.8	(64.7)
Interest expense	48.8	47.8	43.3	24.5	15.9
Interest income	4.6	8.5	8.2	2.7	0.1
Other income (expense)	0.1	—	—	—	(0.1)
Loss on extinguishment of debt(5)	—	—	2.3	—	—
Loss on disposal of fixed assets	—	—	0.2	—	0.4
(Loss) income before income taxes	(21.6)	7.5	(2.9)	158.0	(81.0)
Provision for (benefit from) income taxes	9.1	5.3	5.3	27.2	(1.3)
Net (loss) income	(30.7)	2.2	(8.2)	130.8	(79.7)
Accretion to redemption value of redeemable convertible preferred stock(6)	—	(12.7)	(42.0)	(38.8)	(35.6)
Participation rights on if-converted basis	—	—	—	(60.2)	—
Net (loss) income attributable to Emerald Holding, Inc. common stockholders	$(30.7)	$(10.5)	$(50.2)	$31.8	$(115.3)

Net (loss) income per share attributable to common stockholders
Basic	$(0.15)	$(0.07)	$(0.78)	$0.46	$(1.62)
Diluted	$(0.15)	$(0.07)	$(0.78)	$0.46	$(1.62)
Weighted average common shares outstanding
Basic	198,729	156,592	63,959	69,002	71,309
Diluted	198,729	156,592	63,959	69,148	71,309
Dividends declared per common share	$0.0600	$0.0300	$—	$—	$—

Statement of cash flows data:
Net cash provided by operating activities	$42.6	$46.8	$40.3	$175.1	$90.0
Net cash used in investing activities	$(203.2)	$(25.0)	$(21.0)	$(47.9)	$(131.9)
Net cash provided by (used in) financing activities	$67.1	$(31.2)	$(54.2)	$(119.3)	$(22.2)

	As of December 31,
	2025	2024	2023	2022	2021
	(dollars in millions)
Balance sheet data:
Cash and cash equivalents	$100.9	$194.8	$204.2	$239.1	$231.2
Total assets(7)	$1,212.8	$1,048.7	$1,053.9	$1,098.4	$1,062.4
Total debt(8)	$512.5	$409.2	$413.3	$415.3	$519.7
Total liabilities	$874.0	$662.8	$649.3	$659.1	$749.5

(1)
Financial data for the year ended December 31, 2025 includes the results of the Generis Group since its acquisition on August 8, 2025, This is Beyond since its acquisition on May 2, 2025 and Insurtech since its acquisition on March 13, 2025. Financial data for the year ended December 31, 2024 includes the results of GRC and Glamping Americas since their acquisition on August 5, 2024, The Futurist since its acquisition on May 7, 2024 and Hotel Interactive since its acquisition on January 19, 2024. Financial data for the year ended December 31, 2023 includes the results of Lodestone since its acquisition on January 9, 2023. Financial data for the year ended December 31, 2022 includes the results of Bulletin since its acquisition on July 11, 2022 and Advertising Week since its acquisition on June 21, 2022. Financial data for the year ended December 31, 2021 includes the results of MJBiz since its acquisition on December 31, 2021 and Sue Bryce Education and the Portrait Masters since its acquisition on April 1, 2021.
(2)
Selling, general and administrative expenses include certain expenses that are excluded to calculate Adjusted EBITDA (see below for the definition). Such expenses are contingent consideration remeasurements, acquisition-related transaction, transition and integration costs, legal and advisory fees for 2025 ($62.2 million), 2024 ($13.5 million), 2023 ($10.5 million), 2022 (a gain of $14.0 million) and 2021 ($9.4 million). In addition, stock-based compensation expense for 2025 ($11.3 million), 2024 ($5.8 million), 2023 ($7.8 million), 2022 ($5.8 million) and 2021 ($10.4 million).
(3)
The goodwill impairments for the year ended December 31, 2022 represent a non-cash impairment charge of $6.3 million in connection with the interim January 31, 2022 testing of goodwill for impairment. The goodwill impairments for the year ended December 31, 2021, represent a non-cash impairment charge of $7.2 million in connection with our annual October 31 testing of goodwill for impairment. No goodwill impairments were recorded for the years ended December 31, 2025, 2024 and 2023.
(4)
The intangible asset impairments for the years ended December 31, 2024, 2022 and 2021, were recorded to align the carrying value of certain trade name and customer relationship intangible assets with their fair value. No intangible asset impairments were recorded for the years ended December 31, 2025 and 2023.
(5)
Loss on extinguishment of debt for the year ended December 31, 2023 of $2.3 million was comprised of $2.1 million of original issuance discount (“OID”) related to the term loan borrowings under the Previous Senior Secured Credit Facilities as then in effect and $0.2 million of previously capitalized OID and debt issuance costs, allocated to lenders in the syndicate whose balances were extinguished in conjunction with the Previous Extended Term Loan Facility Amendment.
(6)
During the year ended December 31, 2020, we received proceeds of $373.3 million, net of fees and expenses of $17.2 million, from the sale of redeemable convertible preferred stock to Onex in the Initial Private Placement (as defined below) and net proceeds of approximately $9.7 million pursuant to the Rights Offering. We used $50.0 million of the net proceeds from the sale of redeemable convertible preferred stock to repay outstanding debt under the Amended and Restated Revolving Credit Facility and used the remaining proceeds for general corporate purposes, including organic and acquisition growth initiatives. During the years ended December 31, 2025, 2024, 2023, 2022 and 2021, we recorded accretion of zero, $12.7 million, $42.0 million, $38.8 million and $35.6 million, respectively, with respect to the redeemable convertible preferred stock, bringing the aggregate accreted carrying value to zero, zero, $497.1 million, $472.4 million and $433.9 million as of December 31, 2025, 2024, 2023, 2022 and 2021, respectively. The accretion is reflected in the calculation of net (loss) income and comprehensive (loss) income attributable to Emerald Holding, Inc. common stockholders.
(7)
As of December 31, 2025, total assets included goodwill of $783.6 million and intangible assets, net, of $181.4 million. As of December 31, 2024, total assets included goodwill of $573.8 million and intangible assets, net, of $155.9 million. As of December 31, 2023, total assets included goodwill of $553.9 million and intangible assets, net, of $175.1 million. As of December 31, 2022, total assets included goodwill of $545.5 million and intangible assets, net, of $204.8 million. As of December 31, 2021, total assets included goodwill of $514.2 million and intangible assets, net, of $236.7 million.

(8)
As of December 31, 2025, total debt of $512.5 million consisted of $503.8 million of term loan borrowings, net of unamortized deferred financing fees of $2.0 million and unamortized original issue discount of $6.7 million, and no revolving borrowings outstanding under the Second Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2024, total debt of $409.2 million consisted of $402.7 million of term loan borrowings, net of unamortized deferred financing fees of $0.9 million and unamortized original issue discount of $5.6 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2023, total debt of $413.3 million consisted of $402.9 million of term loan borrowings, net of unamortized deferred financing fees of $1.5 million and unamortized original issue discount of $8.9 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2022, total debt of $415.3 million consisted of $413.9 million of term loan borrowings, net of unamortized deferred financing fees of $0.8 million and unamortized original issue discount of $0.6 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect. As of December 31, 2021, total debt of $519.7 million consisted of $516.6 million of term loan borrowings, net of unamortized deferred financing fees of $1.7 million and unamortized original issue discount of $1.4 million, and no revolving borrowings outstanding under the Amended and Restated Senior Secured Credit Facilities as then in effect.

Quarterly Results of Operations (Unaudited)

The following table sets forth our unaudited quarterly consolidated statements of (loss) income and comprehensive (loss) income data for each of the eight quarterly periods ended December 31, 2025 and 2024. The information for each of these quarters has been prepared on the same basis as the audited annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K and, in our opinion, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. These quarterly results are not necessarily indicative of our operating results for a full year or any future period.

	Quarter Ended
	Dec. 31, 2025	Sept. 30, 2025	Jun. 30, 2025	Mar. 31, 2025	Dec. 31, 2024	Sept. 30, 2024	Jun. 30, 2024	Mar. 31, 2024
	(unaudited)
	(dollars in millions, share data in thousands except earnings per share)
Statement of income data:
Revenues	$132.7	$77.5	$105.5	$147.7	$106.8	$72.6	$86.0	$133.4
Other income, net	—	—	—	—	0.5	—	—	1.0
Cost of revenues	51.4	25.3	40.6	51.4	43.8	23.1	33.1	47.5
Selling, general and administrative expense	88.7	51.3	47.1	54.1	34.6	40.8	39.5	55.5
Depreciation and amortization expense	8.3	8.7	7.6	6.4	7.1	7.1	7.0	7.1
Intangible asset impairment charges	—	—	—	—	1.0	6.3	—	—
Operating (loss) income	(15.7)	(7.8)	10.2	35.8	20.8	(4.7)	6.4	24.3
Interest expense	9.8	10.7	10.9	17.4	11.4	12.3	12.0	12.1
Interest income	0.4	0.6	1.3	2.3	1.9	2.2	2.1	2.3
Other income (expense)	0.1	—	—	—	—	—	—	—
(Loss) income before income taxes	(25.0)	(17.9)	0.6	20.7	11.3	(14.8)	(3.5)	14.5
Provision for (benefit from) income taxes	5.2	(3.5)	2.0	5.4	6.2	(3.7)	(0.7)	3.5
Net (loss) income	(30.2)	(14.4)	(1.4)	15.3	5.1	(11.1)	(2.8)	11.0
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	—	—	(2.0)	(10.7)
Participation rights on if-converted basis	—	—	—	—	—	—	—	(0.2)
Net (loss) income attributable to Emerald Holding, Inc. common stockholders	$(30.2)	$(14.4)	$(1.4)	$15.3	$5.1	$(11.1)	$(4.8)	$0.1

Basic (loss) income per share	$(0.15)	$(0.07)	$(0.01)	$0.08	$0.03	$(0.05)	$(0.03)	$0.00
Diluted (loss) income per share	$(0.15)	$(0.07)	$(0.01)	$0.08	$0.03	$(0.05)	$(0.03)	$0.00
Basic weighted average common shares outstanding	197,769	197,950	198,650	200,596	202,495	203,893	155,915	63,039
Diluted weighted average common shares outstanding	197,769	197,950	198,650	200,841	202,825	203,893	155,915	65,205

Dividend declared per common share	$0.0150	$0.0150	$0.0150	$0.0150	$0.0150	$0.0150	$—	$—

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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Events

Dividend

On March 12, 2026, Emerald’s board of directors declared a dividend for the quarter ending March 31, 2026 of $0.015 per share payable on April 2, 2026 to holders of record of Emerald’s common stock on March 23, 2026.

Overview and Background

Emerald is a leading business-to-business event organizer principally in the United States, with expanding operations in the U.K. and other international markets. Leveraging our shows as key market-driven platforms, we deliver live events, including trade shows, conferences, B2C showcases, and executive peer networks, supported by media content, industry insights, digital tools, and data-driven solutions that enhance the live experience and extend customer engagement. Emerald strives to build its customers’ businesses by creating opportunities that deliver measurable results.

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

In addition to organizing our trade shows, conferences, B2C showcases and other events, we also operate content and content-marketing websites, related digital products, and produce B2B print publications, each of which is aligned with a specific sector for which we organize an event. We also offer business-to-business commerce and digital merchandising solutions, serving the needs of manufacturers and retailers, through our Elastic Suite platform. In addition to their respective revenues, these products complement our live events and provide us year-round channels of customer acquisition and development.

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

Acquisitions

We are also focused on growing our national footprint through the acquisition of high-quality events that are leaders in their specific industry verticals. Historically, we have completed acquisitions at earnings before interest, taxes, depreciation, and amortization (“EBITDA”) purchase multiples that are typically in the mid-to-high single digits. Our U.S.-based acquisitions have typically been structured as asset deals that have resulted in the generation of definite-lived tax assets, which in turn have reduced our purchase multiples when incorporating the value of the created tax assets. In the future, we intend to look for acquisitions with similarly attractive valuation multiples.

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
•
This is Beyond Limited (“This is Beyond”) — On May 2, 2025, we acquired This is Beyond. This is Beyond produces invitation-only trade events for the entertainment travel industry.
•
Generis Global Partners Corp. and Generis Global Partners Europe GmbH (the “Generis Group”) — On August 8, 2025, we acquired the Generis Group. The Generis Group is a Canada-based organizer of B2B executive summits.

Redeemable Preferred Stock

Mandatory Conversion of Preferred Stock

On April 18, 2024, the Company announced it had delivered a notice informing holders of its redeemable convertible preferred stock, including Onex-related entities, that it had exercised its right to mandate that all shares of the redeemable convertible preferred stock be converted to shares of the Company’s common stock. On May 2, 2024 (the “Conversion Date”), each holder of redeemable convertible preferred stock received approximately 1.9717 shares of common stock for each share of redeemable convertible preferred stock held as of the Conversion Date, in accordance with the terms of the conversion feature. Following the Conversion Date, no redeemable convertible preferred stock was outstanding, and all rights of the former holders of the redeemable convertible preferred stock were terminated.

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

Revenues

We generate revenues primarily from selling trade show exhibit space to exhibitors on a per square foot basis. Other trade show revenue streams include conferences, sponsorships, digital services, ancillary exhibition fees and attendee registration fees. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Fees are typically invoiced and collected in full prior to the trade show or event. Additionally, we generate revenue through digital media and print publications that complement our trade shows. We also engage third-party sales agents to support our marketing efforts. Other marketing service revenue contracts are invoiced and recognized in the period the advertising services are delivered. Typically, the fees we charge are collected after the publications are issued.

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

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenues to revenues as reported, see Footnote 5 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024.”

Cost of Revenues

•
Decorating Expenses. We work with general service contractors to both set up communal areas of our trade shows and provide services to our exhibitors, who primarily contract directly with the general service contractors. We will usually select a single general service contractor for an entire show, although it is possible to bid out packages of work within a single show on a piecemeal basis to different task-specific specialists. Decorating expenses represented 15%, 16%, and 19% of our total cost of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and 6%, 6%, and 7% of our total revenues for each of the years ended December 31, 2025, 2024 and 2023, respectively.
•
Sponsorship Costs. We often enter into long-term sponsorship agreements with industry trade associations whereby the industry trade association endorses and markets the show to its members in exchange for a percentage of the show’s revenue. Sponsorship costs represented 12%, 13%, and 13% of our total cost of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and 4%, 5%, and 5% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.
•
Venue Costs. Venue costs represent rental costs for the venues, usually convention centers or hotels, where we host our trade shows. Given that convention centers are typically owned by local governments who have a vested interest in stimulating business activity in and attracting tourism to their cities, venue costs typically represent a small percentage of our total cost of revenues. Venue costs represented 10%, 10%, and 12% of our total cost of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and 4% of our total revenues for each of the years ended December 31, 2025, 2024 and 2023.
•
Costs of Other Marketing Services. Costs of other marketing services represent paper, printing, postage, contributor and other costs related to digital media and print publications. Costs of other marketing services represented 6%, 6%, and 5% of our total cost of revenues for each of the years ended December 31, 2025, 2024 and 2023, respectively, and 2% of our total revenues for each of the years ended December 31, 2025, 2024 and 2023.
•
Other Event-Related Expenses. Other event-related costs include temporary labor for services such as security, shuttle buses, speaker fees, food and beverage expenses and event cancellation insurance. Other event-related expenses represented 28%, 33%, and 35% of our total cost of revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and 10%, 12%, and 13% of our total revenues for the year ended December 31, 2025, 2024 and 2023, respectively.

Selling, General and Administrative Expenses

•
Labor Costs. Labor costs represent the cost of employees who are involved in sales, marketing, planning and administrative activities. The actual on-site set-up of the events is contracted out to third-party vendors and is included in cost of revenues. Labor costs represented 50%, 64%, and 64% of our total selling, general and administrative expenses for the years ended December 31, 2025, 2024 and 2023, respectively, and 26%, 27%, and 28% of our total revenues for each of the years ended December 31, 2025, 2024 and 2023, respectively.
•
Miscellaneous Expenses. Miscellaneous expenses are comprised of a variety of other expenses, including advertising and marketing costs, promotion costs, credit card fees, travel expenses, printing costs, office supplies and office rental expense. Direct trade show costs are recorded in cost of revenues. All other costs are recorded in selling, general and administrative expenses. Miscellaneous expenses represented 50%, 36%, and 36% of our total selling, general and administrative expenses, for the years ended December 31, 2025, 2024 and 2023, respectively, and 26%, 15%, and 16% of our total revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to lenders under our Second Amended and Restated Senior Secured Credit Facilities (as defined in Note 7, Debt, to the audited financial statements included elsewhere in this Annual Report on Form 10-K), and our previous Amended and Restated Senior Secured Credit Facilities (the “Previous Senior Secured Credit Facilities”).

Depreciation and Amortization

We have historically grown our business through acquisitions and, in doing so, have acquired significant intangible assets, the value of some of which is amortized over time. These acquired intangible assets, unless determined to be indefinite-lived, are amortized over extended periods of three to thirty years from the date of each acquisition for reporting under accounting principles generally accepted in the United States of America (“GAAP”) purposes, or fifteen years for tax purposes. This amortization expense reduces our taxable income. Depreciation expense relates to property and equipment and represented less than 1% of our total revenues for each of the years ended December 31, 2025, 2024, and 2023.

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024.”

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income (loss), see Footnote 3 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024.”

Results of Operations

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The tables in this section summarize key components of our results of operations for the periods indicated.

	Year Ended December 31,
	2025	2024	Variance $	Variance %
	(dollars in millions)
Statement of income data:
Revenues	$463.4	$398.8	$64.6	16.2%
Other income, net	—	1.5	(1.5)	(100.0)%
Cost of revenues	168.7	147.5	21.2	14.4%
Selling, general and administrative expenses(1)	241.2	170.4	70.8	41.5%
Depreciation and amortization expense	31.0	28.3	2.7	9.5%
Intangible asset impairments(2)	—	7.3	(7.3)	(100.0)%
Operating income	22.5	46.8	(24.3)	(51.9)%
Interest expense	48.8	47.8	1.0	2.1%
Interest income	4.6	8.5	(3.9)	(45.9)%
Other income	0.1	—	0.1	NM
(Loss) income before income taxes	(21.6)	7.5	(29.1)	NM
Provision for income taxes	9.1	5.3	3.8	71.7%
Net (loss) income	$(30.7)	$2.2	$(32.9)	NM

Other financial data (unaudited):
Adjusted EBITDA(3)	$127.1	$101.7	$25.4	25.0%
Free Cash Flow(4)	$34.3	$37.0	$(2.7)	(7.3)%
Organic revenue(5)	$397.0	$392.6	$4.4	1.1%
(1)
Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 included expenses of $62.2 million and $13.5 million, respectively, in contingent consideration remeasurement adjustments, acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expenses for each of the years ended December 31, 2025 and 2024 were stock-based compensation expenses of $11.3 million and $5.8 million, respectively.
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

	Year Ended December 31,
	2025	2024
	(unaudited)
	(dollars in millions)
Net (loss) income	$(30.7)	$2.2
Add (deduct):
Interest expense, net	44.2	39.3
Provision for income taxes	9.1	5.3
Intangible asset impairments(a)	—	7.3
Depreciation and amortization expense	31.0	28.3
Stock-based compensation expense(b)	11.3	5.8
Remeasurement of contingent consideration	45.8	(1.2)
Other items(c)	16.4	14.7
Adjusted EBITDA	$127.1	$101.7
Deduct:
Event cancellation insurance proceeds	—	1.5
Adjusted EBITDA excluding event cancellation insurance proceeds	$127.1	$100.2
(a)
Represents the non-cash intangible asset impairments described in Footnote 2 above.
(b)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan (“2013 Plan”), the 2017 Omnibus Equity Plan (the “2017 Plan”) and the 2019 Employee Stock Purchase Plan (the “ESPP”).
(c)
Other items for the year ended December 31, 2025 included: (i) $6.3 million in acquisition-related integration and restructuring-related transition costs; (ii) $6.2 million in acquisition-related transaction costs and (iii) $3.9 million in non-recurring legal, audit and consulting fees. Other items for the year ended December 31, 2024 included: (i) $8.3 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $3.7 million; (ii) $3.4 million in acquisition-related transaction costs and (iii) $3.0 million in non-recurring legal, audit and consulting fees.

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

	Year Ended December 31,
	2025	2024
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$42.6	$46.8
Less:
Capital expenditures	8.3	9.8
Free Cash Flow	$34.3	$37.0
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

	Year Ended December 31,		Change
	2025	2024	$	%
	(unaudited)
	(dollars in millions)
Revenues	$463.4	$398.8	$64.6	16.2%
Add (deduct):
Acquisition revenues	(66.4)	—
Discontinued events	—	(6.2)
Organic revenue	$397.0	$392.6	$4.4	1.1%

Revenues

Total revenues of $463.4 million for the year ended December 31, 2025 increased $64.6 million, or 16.2%, from $398.8 million for the year ended December 31, 2024. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Other Income, net

Total other income, net for the year ended December 31, 2025 decreased $1.5 million, from $1.5 million for the year ended December 31, 2024. See “Connections Segment–Other Income, net” below for a discussion of the factors contributing to the changes in total other income, net.

Cost of Revenues

Total cost of revenues of $168.7 million for fiscal 2025 increased by $21.2 million, or 14.4%, from $147.5 million for fiscal 2024. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expenses

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Total selling, general and administrative expenses of $241.2 million for the year ended December 31, 2025 increased $70.8 million, or 41.5%, from $170.4 million for the year ended December 31, 2024. See “Connections Segment–Selling, General and Administrative Expenses”, “All Other Category–Selling, General and Administrative Expenses” and “Corporate–Selling, General and Administrative Expenses” below for a discussion of the factors contributing to the changes in total selling, general and administrative expenses.

Depreciation and Amortization Expense

Total depreciation and amortization expense of $31.0 million for the year ended December 31, 2025 increased $2.7 million, or 9.5%, from $28.3 million for the year ended December 31, 2024. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Intangible Asset Impairments

As a result of the identification of an interim impairment trigger for two of our indefinite-lived intangible assets during the third quarter of 2024, we performed an interim impairment assessment and recorded non-cash impairment charges of $6.3 million for certain of our indefinite-lived trade name intangible assets.

As a result of our annual impairment assessment as of October 31, 2024, we recorded a non-cash impairment charge of $1.0 million, which included non-cash impairment charges of $0.4 million and $0.6 million for certain definite-lived and indefinite-lived trade name intangible assets, respectively. There were no intangible asset impairment charges recorded during the year ended December 31, 2025. See “Connections Segment–Intangible Asset Impairments,” below for further discussion of total intangible asset impairments.

Interest Expense

Total interest expense of $48.8 million for the year ended December 31, 2025 increased $1.0 million, or 2.1%, from $47.8 million for the year ended December 31, 2024. See “Corporate–Interest Expense” below for a discussion of the factors contributing to the changes in total interest expense.

Interest Income

Total interest income of $4.6 million for the year ended December 31, 2025 decreased $3.9 million, or 45.9%, from $8.5 million for the year ended December 31, 2024. See “Corporate–Interest Income” below for a discussion of the factors contributing to the changes in total interest income.

Adjusted EBITDA

Total Adjusted EBITDA of $127.1 million for the year ended December 31, 2025 increased $25.4 million, or 25.0%, from $101.7 million for the year ended December 31, 2024. The increase in Adjusted EBITDA was primarily attributable to fiscal year 2025 acquisitions partially offset by higher bonus expense.

Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted EBITDA, see Footnote 3 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024.”

Connections Segment

	Year Ended December 31,
	2025	2024	Variance $	Variance %
	(dollars in millions)
Revenues	$423.1	$355.1	$68.0	19.1%
Other income, net	—	1.5	(1.5)	NM
Cost of revenues	158.3	136.6	21.7	15.9%
Selling, general and administrative expenses	94.8	78.0	16.8	21.5%
Depreciation and amortization expense	18.3	17.0	1.3	7.6%
Intangible asset impairments	—	7.3	(7.3)	NM
Operating income	$151.7	$117.7	$34.0	28.9%

Revenues

During the year ended December 31, 2025, revenues for the Connections reportable segment of $423.1 million increased by $68.0 million, or 19.1% from $355.1 million for the year ended December 31, 2024. The primary drivers of the increase were acquisition-related revenues of $66.4 million and organic revenue growth of $7.8 million, or 2.2%, from $348.9 million in fiscal year 2024 to $356.7 million in the current year. This growth was primarily comprised of $5.1 million from new event launches in the current year and a recurring revenues increase of $2.7 million, or 0.8%, to $351.7 million in the current year from $349.0 million in fiscal year 2024. These increases were partially offset by $6.2 million in prior year revenues from discontinued events.

Other Income, net

Other income, net of $1.5 million was recorded for the Connections reportable segment related to business interruption insurance proceeds during the year ended December 31, 2024. Of the $1.5 million of other income, net, $1.0 million was received during the year ended December 31, 2024 and $0.5 million was in the first quarter of fiscal year 2025.

Cost of Revenues

During the year ended December 31, 2025, cost of revenues for the Connections reportable segment increased $21.7 million, or 15.9%, to $158.3 million from $136.6 million for the year ended December 31, 2024. The primary drivers of the increase were acquisition-related costs of $21.4 million, an increase in recurring cost of revenues of $2.4 million, or 1.8%, to $133.7 million in the current year from $131.3 million in fiscal year 2024, and an increase of $3.1 million in cost of revenues from new event launches in the current year. These increases were partially offset by a decrease of $4.6 million from prior year cost of revenues relating to discontinued events and a $0.6 million decline in non-recurring cost of revenues.

Selling, General and Administrative Expenses

During the year ended December 31, 2025 selling, general and administrative expenses for the Connections reportable segment increased $16.8 million, or 21.5%, to $94.8 million from $78.0 million for the comparable period in 2024. The increase was primarily attributable to incremental expense of $16.9 million from fiscal year 2025 acquisitions, a $1.5 million increase in non-recurring selling, general and administrative expenses and a $0.5 million increase from new event launches in the current year, offset by cost savings related to discontinued events.

Depreciation and Amortization Expense

Depreciation and amortization expense attributable to the Connections reportable segment of $18.3 million for the year ended December 31, 2025 increased $1.3 million, or 7.6%, from $17.0 million for the year ended December 31, 2024. The increase was due to the amortization of intangible assets acquired with the fiscal year 2025 acquisitions.

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

All Other Category

	Year Ended December 31,
	2025	2024	Variance $	Variance %
	(dollars in millions)
Revenues	$40.3	$43.7	$(3.4)	(7.8)%
Cost of revenues	10.4	10.9	(0.5)	(4.6)%
Selling, general and administrative expenses	22.7	26.7	(4.0)	(15.0)%
Depreciation and amortization expense	9.6	8.1	1.5	18.5%
Operating loss	$(2.4)	$(2.0)	$(0.4)	20.0%

Revenues

During the year ended December 31, 2025, revenue attributable to the All Other category of $40.3 million decreased by $3.4 million, or 7.8%, from $43.7 million for the year ended December 31, 2024. The decrease in revenues was comprised of a $3.9 million, or 17.1%, decrease in content revenues to $18.9 million in the current year from $22.8 million in fiscal year 2024. The decrease in content revenues was attributable to lower print and digital advertising revenues. The decrease was partially offset by a $0.5 million, or 2.4%, increase in commerce revenues to $21.4 million in the current year from $20.9 million in fiscal year 2024, primarily related to the continued growth of the Elastic Suite e-commerce business.

Cost of Revenues

During the year ended December 31, 2025, cost of revenues attributable to the All Other category decreased $0.5 million, or 4.6%, to $10.4 million from $10.9 million for the year ended December 31, 2024. Commerce cost of revenues decreased $0.8 million, or 15.1%, to $4.5 million primarily due to lower software maintenance expense. Content cost of revenues increased $0.3 million, or 5.4%, to $5.9 million primarily due to higher fulfillment cost of revenues.

Selling, General and Administrative Expenses

During the year ended December 31, 2025, selling, general and administrative expenses for the All Other category of $22.7 million decreased by $4.0 million, or 15.0%, from $26.7 million for the year ended December 31, 2024. The decrease in selling, general and administrative expense was primarily driven by lower salary and benefits and contractual labor expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense for the All Other category of $9.6 million for the year ended December 31, 2025 increased $1.5 million, or 18.5%, from $8.1 million for the year ended December 31, 2024. The increase was due to higher amortization of software development costs related to our commerce business.

Corporate

	Year Ended December 31,
	2025	2024	Variance $	Variance %
	(dollars in millions)
Selling, general and administrative expenses	$123.7	$65.7	$58.0	88.3%
Depreciation and amortization expense	3.1	3.2	(0.1)	(3.1)%
Total operating expenses	$126.8	$68.9	$57.9	84.0%

Selling, General and Administrative Expenses

During the year ended December 31, 2025, selling, general and administrative expenses of $123.7 million for the Corporate category increased by $58.0 million, or 88.3%, from $65.7 million for the year ended December 31, 2024. The increase in selling, general and administrative expense was primarily driven by a $47.0 million increase in non-cash expense related to the remeasurement of contingent consideration liabilities, a $5.5 million increase in stock based compensation expense, and a $5.0 million increase in bonus expense, as well as higher transaction and non-recurring legal and consulting expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense relating to the Corporate category of $3.1 million for the year ended December 31, 2025 decreased $0.1 million, or 3.1%, from $3.2 million for the year ended December 31, 2024. The decrease was related to lower corporate software amortization in the current year.

Interest Expense; Interest Income; Provision for Income Taxes; Net (Loss) / Income

Interest Expense

Interest expense of $48.8 million for the year ended December 31, 2025 increased $1.0 million, or 2.1%, from $47.8 million for the year ended December 31, 2024. The increase was attributable to $6.4 million in third-party fees related to the Second Amended and Restated Term Loan Facility described below and interest on an increase in outstanding principal of $105.9 million. These increases were offset by a decrease in the variable interest rate on the term loan portion of our Amended and Restated Senior Secured Credit Facilities as in effect during the periods presented, for which the average rate during 2025 was 7.9%, compared to 10.27% during 2024.

Interest Income

Interest income of $4.6 million for the year ended December 31, 2025 decreased $3.9 million, or 45.9% from $8.5 million for the year ended December 31, 2024. The decrease was primarily attributable to lower interest rates during 2025 and use of short term investments to fund fiscal year 2025 acquisitions.

Provision for Income Taxes

For the years ended December 31, 2025 and 2024, the Company recorded a provision for income taxes of $9.1 million on a pre-tax loss of $21.6 million. The tax provision was primarily driven by non-deductible expense for transaction costs and contingent consideration as well as share-based compensation expense and intangible inclusion, partially offset by a reduction in the valuation allowance.

For the year ended December 31, 2024, the Company recorded a tax provision for income taxes of $5.3 million or 70.7%, on pre-tax income of $7.5 million, primarily driven non-deductible share-based compensation expense; partially offset by a reduction in the valuation allowance.

Net (Loss) Income

Net loss of $30.7 million for the year ended December 31, 2025 represented a decrease of $32.9 million from net income of $2.2 million for the year ended December 31, 2024. The key driver of the decrease was higher non-cash expense related to the remeasurement of contingent consideration liabilities, offset by profits from the Company’s fiscal year 2025 acquisitions and lower intangible asset impairments.

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

As of December 31, 2025, we had $503.8 million of term loan borrowings outstanding under the Second Amended and Restated Senior Secured Credit Facilities, which was recorded net of unamortized discount of $6.7 million, and net of unamortized deferred financing fees of $2.0 million. Borrowings under the Second Amended and Restated Senior Secured Credit Facilities, which Emerald X entered into in connection with the 2025 Refinancing Transactions, are subject to mandatory prepayments under specified circumstances, including 50% of Excess Cash Flow, subject to step-downs to 25% and 0% of excess cash flow at certain leverage based thresholds, and with 100% of the net cash proceeds of asset sales and casualty events in excess of certain thresholds (subject to certain reinvestment rights), subject to step-downs to 50% and 0% at certain leverage-based thresholds. If these thresholds are triggered, we would be required to make these mandatory prepayments. See “—Long-Term Debt” below for more detail regarding the terms of our Second Amended and Restated Senior Secured Credit Facilities.

Based on our positive operating cash flows and current cash position, as well as revolving commitments available to us under the Second Amended and Restated Senior Secured Credit Facilities, we believe that our current financial resources will be sufficient to fund the Company's liquidity requirements for the next twelve months.

Dividend Policy

On August 6, 2024, our board of directors approved the reintroduction of a regular quarterly dividend, and declared a dividend for the quarter ending September 30, 2024 of $0.015 per share payable to holders of record of our common stock. The Company’s board of directors declared a dividend of $0.015 per share for each subsequent quarter through December 31, 2025 payable to holders of record of our common stock. The payment of any such dividend in future quarters is subject to the discretion of our board of directors and depending upon our results of operations, cash requirements, financial condition, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors may deem relevant, and the amount of any future dividend payment may be changed or terminated in the future at any time and for any reason without advance notice.

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

Share Repurchases

On October 29, 2024, our Board approved a further extension and expansion of our previously authorized $25.0 million share repurchase program, which allowed for the repurchase of $25.0 million of our Common Stock through December 31, 2025, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice.

On October 30, 2025, our Board approved the further extension and expansion of the share repurchase program, which allows for the repurchase of $25.0 million of our Common Stock through December 31, 2026, subject to early termination or extension by the Board. The share repurchase program may be suspended or discontinued at any time without notice. There is no minimum number of shares that we are required to repurchase. Shares may be purchased from time to time in the open market, including pursuant to one or more Rule 10b5-1 purchase plans that we may enter into from time to time, or in privately negotiated transactions. Such purchases will be at times and in amounts as we deem appropriate, based on factors such as market conditions, legal requirements and other business considerations.

We repurchased an aggregate of 4,058,604 shares of common stock for $17.5 million under the share repurchase program during the year ended December 31, 2025. There was $24.6 million remaining available for share repurchases under the share repurchase program as of December 31, 2025.

During the year ended December 31, 2024, we repurchased an aggregate of 2,815,473 shares of common stock for $13.8 million under the repurchase program as then in effect.

Insurance Settlements

Emerald maintains event cancellation insurance to protect against losses due to the unavoidable cancellation, postponement, relocation and enforced reduced attendance at events due to certain covered events. Emerald was previously insured for losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. However, Emerald’s renewed event cancellation insurance policies for the policy years beginning in 2022 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In addition, coverage for each of our event cancellation insurance policies extends to include additional promotional and marketing expenses necessarily incurred by us should a covered loss occur. These policies also include a terrorism endorsement covering an act of terrorism and/or threat of terrorism directed at the insured event or within the United States or its territories. The aggregate limit for our renewed 2026 primary event cancellation insurance policy is $100.0 million. We have also obtained a similar separate event cancellation insurance policy for the Surf Expo Winter 2026 and Surf Expo Summer 2026 shows, with a coverage limit of approximately $9.1 million and $8.4 million, respectively.

During the first quarter of fiscal year 2024, we received business interruption insurance proceeds of $1.0 million from our insurance carrier. Additionally, we received during the first quarter of 2025 certain payments of $0.5 million from our insurance carrier to recover the lost revenues, net of costs saved, of a trade show cancelled due to weather during the year ended December 31, 2024, the receipt of which we had concluded was realizable as of December 31, 2024. As a result, during the year ended December 31, 2024, we reported other income, net of $1.5 million to recognize the amounts that were recovered from the insurance company.

During the year ended December 31, 2023, we recorded other income, net of $2.8 million related to event cancellation insurance claim and settlement proceeds deemed to be realizable by our management, of which all amounts were received during the year in which they were recorded.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$42.6	$46.8
Net cash used in investing activities	$(203.2)	$(25.0)
Net cash provided by (used in) financing activities	$67.1	$(31.2)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 was $42.6 million primarily driven by cash inflow from earnings of $68.5 million, partially offset by a cash outflow of $25.9 million for working capital. Working capital reflects the post-acquisition recognition of deferred revenue of the 2025 acquisitions for cash collected prior to closing.

Net cash provided by operating activities for the year ended December 31, 2024, was $46.8 million primarily driven by cash inflow from earnings of $51.5 million.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 increased $178.2 million to $203.2 million from $25.0 million during the year ended December 31, 2024. The increase was primarily due to an increase in aggregate cash used for business acquisitions during the year ended December 31, 2025 of $194.9 million compared to $16.2 million in the prior year.

Financing Activities

Net cash from financing activities for the year ended December 31, 2025 was $67.1 million, comprised of net proceeds of $105.9 million associated with the issuance of the $515.0 million Second Amended and Restated Senior Secured Credit Facilities and the settlement of the $409.1 million outstanding on the Previous Extended Term Loan Facility on January 30, 2025, offset by the $4.2 million repayment of principal on the Previous Extended Term Loan Facility during the year ended December 31, 2024. In addition, dividends on preferred stock decreased by $8.6 million during the year ended December 31, 2025. These cash inflows were offset by a $3.7 million increase in repurchases of common stock, a $5.8 million increase with respect to the common stock dividend, a $2.1 million increase in fees paid for debt issuance, a $2.0 million increase in original issuance discount paid, a $1.0 million decrease in proceeds from issuance of common stock under equity plans, a $3.2 million increase in contingent consideration payments and the repayment of $2.6 million of principal on the Second Amended and Restated Term Loan Facility during the year ended December 31, 2025.

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

Free Cash Flow

Free Cash Flow of $34.3 million for the year ended December 31, 2025 decreased $2.7 million, from $37.0 million for the year ended December 31, 2024.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 4 to the table under the heading “Results of Operations—Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024.”

Off-Balance Sheet Commitments

We are not party to, and do not typically enter into any, off-balance sheet arrangements.

Long-Term Debt

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, our wholly owned subsidiary, Emerald X, Inc. (“ Emerald X”) entered into new senior secured credit facilities (the “the Second Amended and Restated Senior Secured Credit Facilities”) with a syndicate of lenders and Bank of America, N.A., as administrative agent, providing for (i) a seven-year $515.0 million senior secured term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million senior secured revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030 (the “2025 Refinancing Transactions”). A portion of the proceeds of the Second Amended and Restated Term Loan Facility were used to refinance all existing loans outstanding under Emerald X’s previously existing Amended and Restated Senior Secured Credit Facilities, and to pay costs and expenses in connection with the refinancing. The balance of the proceeds of the Second Amended and Restated Term Loan Facility remained on the balance sheet of Emerald X and may be used from time to time for general business purposes, including the financing of acquisitions. The Second Amended and Restated Revolving Credit Facility was not drawn at the closing of the refinancing and may be used from time to time for general business purposes, including the financing of acquisitions.

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

As of December 31, 2025, we were in compliance with the terms of the Second Amended and Restated Senior Secured Credit Facilities.

Rates and Fees

Prior to giving effect to Amendment No.1, Term Loans under the Second Amended and Restated Senior Secured Credit Facilities bore interest at a rate equal to, at Emerald X’s option, either:

•
a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one month Term SOFR plus 1.00%; in each case plus 2.75%, or
•
Term SOFR plus 3.75%.

After giving effect to Amendment No.1, the interest rate was decreased by 0.50% with a further 0.25% decrease for so long as Emerald X achieves a public corporate family rating by Moody’s of at least B1.

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

The Second Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.25% per annum, calculated on the unused portion of the facility, which may be increased to 0.375% if the Total First Lien Net Leverage Ratio exceeds 3.00 to 1.00 and to 0.50% if the Total First Lien Net Leverage Ratio exceeds 3.50 to 1.00. Upon the issuance of letters of credit under the Second Amended and Restated Senior Secured Credit Facilities, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Second Amended and Restated Revolving Credit Facility. As of December 31, 2025, Emerald X had $0.5 million in stand-by letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility.

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

Previous Amended and Restated Senior Secured Credit Facilities

Prior to the completion of the 2025 Refinancing Transactions described above, Emerald X was a party to a senior secured credit facility (the “Previous Amended and Restated Senior Secured Credit Facilities”) entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent. The Amended and Restated Senior Secured Credit Facilities provided for a term loan facility (the “Previous Extended Term Loan Facility”) in the amount of approximately $415.3 million, maturing on May 22, 2026, and a $110.0 million revolving credit facility. The terms of the Previous Amended and Restated Senior Secured Credit Facilities were similar to the terms of the Second Amended and Restated Senior Secured Credit Facilities described above, except that the interest rate applicable to the term loans under the Previous Amended and Restated Senior Secured Credit Facilities was equal to, at the option of Emerald X,

•
the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or
•
an alternate base rate (“ABR”) plus 4.00% per annum.

As of December 31, 2024, we were in compliance with the terms of the Previous Amended and Restated Senior Secured Credit Facilities. For more information regarding the credit facilities as in effect for the periods covered by this Management’s Discussion and Analysis, see Note 7, Debt, to the audited financial statements included elsewhere in this Annual Report on Form 10-K.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2025.

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(dollars in millions)
Contractual obligations(1)	$72.2	$40.4	$29.9	$1.3	$0.6
Long-term debt obligations(2)	512.5	5.2	15.5	491.8	—
Short-term debt obligations(3)	—	—	—	—	—
Operating lease obligations(4)	9.1	5.3	3.8	—	—
Interest on long-term debt obligations(5)	213.8	36.1	106.1	71.6	—
Totals:	$807.6	$87.0	$155.3	$564.7	$0.6
(1)
We have entered into certain contractual obligations to secure trade show venues. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices.
(2)
Represents principal obligations with respect to term loan borrowings under the Second Amended and Restated Senior Secured Credit Facilities as in effect on December 31, 2025.
(3)
Represents principal obligations with respect to revolving loan borrowings under the Second Amended and Restated Senior Secured Credit Facilities as in effect on December 31, 2025.
(4)
We have entered into certain operating leases for real estate facilities. These agreements are not unilaterally cancellable by us, are legally enforceable and specify fixed or minimum amounts of rents payable at fixed or minimum prices.

(5)
Represents interest expense on term loan borrowings under the Second Amended and Restated Senior Secured Credit Facilities using the interest rates in effect at December 31, 2025. Actual cash flows may differ significantly due to changes in underlying estimates.

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

Revenue Recognition and Allowance for Credit Losses

Connections

A significant portion of the Company’s annual revenue is generated from the Connections segment through the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Trade show and other events generated approximately 91%, 89% and 89% of revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

Content

Revenues from the Company’s Content category primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector as well as custom content agency revenues. These revenues are recognized in the period in which the digital products are provided or publications are issued or when the custom content is delivered to the customer. Typically, the fees charged are collected after the digital products are provided, the publications are issued or the custom content is delivered. Content category revenues generated approximately 4%, 6% and 6% of revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

Commerce

Revenues from the Commerce category primarily consist of sales from the Company’s software-as-a-service Elastic Suite platform. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals. Subscription software and services revenues generated approximately 5% of revenues for each of the years ended December 31, 2025, 2024 and 2023.

Because we collect our booth space, sponsorship and attendee registration revenue prior to the trade show staging, we do not incur substantial bad debt expense, or have exposure to credit losses with relation to these revenue streams. Bad debt expense is recognized in the consolidated statements of (loss) income as selling, general and administrative expense. Accounts receivable are presented on the face of the consolidated balance sheets, net of an allowance for credit losses in 2025 and 2024.

Barter Transactions

The Company has barter transactions in which the Company provides booth space, sponsorship or advertising in exchange for promotional, advertising, marketing or other services in the ordinary course of business. The transaction price for these contracts is measured on the standalone selling price of the booth space, sponsorship or advertising promised to the customer, unless there is no standalone selling price, in which case the non-cash consideration received is based on estimated fair value. Revenues from barter transactions are recognized during the period in which the advertisements are run or when an event stages and are included in consolidated revenues in the consolidated statements of (loss) income. Barter transaction costs are recorded upon receipt and usage of the advertising and services, as applicable, and are reflected as cost of revenues in the consolidated statements of (loss) income. For the years ended December 31, 2025, 2024 and 2023, the Company recognized barter revenues of $26.0 million, $18.8 million and $7.0 million, respectively. Barter transaction costs totaled $26.0 million, $18.8 million and $7.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Business Combinations

Upon acquisition of a new business, management prepares a purchase price allocation to record the acquired entity’s tangible and intangible assets and liabilities. The goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce. The fair values of acquired customer-relationship and trade name intangibles are estimated using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow analysis for customer-relationship intangibles include future cash flows, growth rates, discount rate, and customer attrition rate. The significant assumptions used in the discounted cash flow analysis for trade name intangibles include future cash flows, growth rates, discount rate, and royalty rate. These assumptions are used in developing the present value of future cash flow projections which are the basis of the fair value calculation.

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

We also consider the amount of headroom for our reporting units when determining whether an impairment existed. Headroom is the difference between the fair value of a reporting unit and its carrying value. In performing our annual impairment analysis as of October 31, 2025, the fair values of the reporting units which were not impaired exceeded their carrying values by amounts ranging from 16.8% to 208.2%. Reporting units in which the fair value exceeded carrying value by less than 17% included $122.1 million of goodwill. Of the $783.6 million of goodwill, the carrying value equals the fair value for no reporting units as of October 31, 2025. The fair values of the respective reporting units were determined primarily by discounting estimated future cash flows, which were determined based on revenue and expense long-term growth assumptions ranging from 1.5% growth to 3.0% growth, at a discount rate ranging from 9.5% to 11.0%.

The discount rate and long-term growth rate used to determine the fair value of the reporting unit, which exceeded carrying value by less than 17%, were 11.0% and 3.0%, respectively. Changes in these assumptions would have a significant impact on the valuation model. Holding all other assumptions constant, a hypothetical 100 basis point increase in the discount rate assumption would decrease the fair value of the reporting unit by approximately 10.7%, which would not result in a hypothetical impairment charge. Holding all other assumptions constant, a hypothetical 100 basis point decrease in the long-term growth rate assumption would decrease the fair value of the reporting unit by approximately 6.6%, which would not result in a hypothetical impairment charge.

Accordingly, a relatively small change in the underlying assumptions, including if the financial performance of the reporting unit does not meet expectations in future years or a decline occurs in the market price of our publicly traded stock, may cause a change in the results of the impairment assessment in future periods and, as such, could result in an impairment of goodwill, for which the carrying amount is $783.6 million as of December 31, 2025.

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

2025
	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	7 years
Definite-lived trade names	3-30 years	19 years
Acquired technology	3-7 years	6 years
Acquired content	5.5-7 years	6 years
Computer software	3-5 years	4 years

With respect to business acquisitions, the fair values of acquired definite-lived intangibles are estimated using the income approach. Input assumptions including future cash flows, growth rates, attrition rates, royalty rates, discount rates, and tax amortization benefits are used in developing the present value of future cash flow projections are the basis of the fair value calculations.

Impairment of Definite-Lived Assets

We review definite-lived assets, including tangible assets and other intangible assets with definitive lives, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We conduct our definite-lived asset impairment analysis by grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows do not indicate the carrying amount of the asset group is recoverable, an impairment is measured as the amount by which the carrying amount of the asset group exceeds its fair value based on the discounted cash flow analysis. If the carrying amount of an intangible asset exceeds its fair value, we recognize an impairment loss in an amount equal to that excess. We would also be required to reduce the carrying amounts of the related assets on our balance sheet.

See Note 6, Intangible Assets and Goodwill, in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information with respect to impairments of definite-lived assets.

Income Taxes

We provide for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. Given our current earnings and anticipated future earnings, we believe that there is a realistic possibility that within the next twelve months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the our valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease in the provision for income taxes for the period the release is recorded. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of (loss) income as an adjustment to income tax expense in the period that includes the enactment date. The Company accounts for the tax effects of global intangible low tax income as a current period expense.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices. Our primary exposures to market risk are interest rate risk associated with our Second Amended and Restated Senior Secured Credit Facilities and foreign currency risk. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long-Term Debt” and Note 7, Debt, in the notes to the consolidated financial statements for further description of our Second Amended and Restated Senior Secured Credit Facilities.

As of December 31, 2025, we had $512.5 million of variable rate term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Second Amended and Restated Revolving Credit Facility. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of December 31, 2025.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID: 238)	60

Consolidated Balance Sheets as of December 31, 2025 and 2024	63

Consolidated Statements of (Loss) Income for the Years Ended December 31, 2025, 2024 and 2023	64

Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024 and 2023	65

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Years Ended December 31, 2025, 2024 and 2023	66

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	67

Notes to Consolidated Financial Statements	69

Schedule I – Condensed Financial Information of Registrant for the Years Ended December 31, 2025, 2024 and 2023	111

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024 and 2023	115

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Emerald Holding, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerald Holding, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of (loss) income, of comprehensive loss, of redeemable convertible preferred stock and stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Insurtech, Beyond, and Generis Group from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Insurtech, Beyond, and Generis Group from our audit of internal control over financial reporting. Insurtech, Beyond, and Generis Group are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent approximately 27% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. Additionally, Beyond represents approximately 17% and 9% of the related consolidated financial statement amounts, respectively.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Annual Goodwill Impairment Assessment – A Certain Reporting Unit

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $783.6 million as of December 31, 2025, of which a portion relates to a certain reporting unit. Management tests goodwill for impairment on October 31 of each year using an income approach, or more frequently should an event or a change in circumstances occur that would indicate the carrying value may be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit. Determining the fair value of a reporting unit requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) margin, discount rate, debt free net working capital, capital expenditures and other factors which can be affected by changes in business climate, economic conditions, the competitive environment and other factors.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of a certain reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of a certain reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues, EBITDA margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of a certain reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of a certain reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues, EBITDA margins, and the discount rate. Evaluating management’s assumptions related to forecasted revenues and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of a certain reporting unit; (ii) the consistency with industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 13, 2026

We have served as the Company’s auditor since 2015.

Emerald Holding, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

(dollars in millions, share data in thousands, except par value)	2025	2024
Assets
Current assets
Cash and cash equivalents	$100.9	$194.8
Trade and other receivables, net of allowances of $3.9 million and $1.6 million, as of December 31, 2025 and 2024, respectively	99.0	82.5
Prepaid expenses and other current assets	35.4	29.6
Total current assets	235.3	306.9
Noncurrent assets
Intangible assets, net	181.4	155.9
Goodwill, net	783.6	573.8
Other noncurrent assets	12.5	12.1
Total assets	$1,212.8	$1,048.7
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$43.7	$40.7
Income tax payable	2.1	—
Cancelled event liabilities	1.0	1.2
Deferred revenues	219.2	190.5
Contingent consideration	12.2	0.7
Right-of-use lease liabilities, current portion	5.3	4.0
Term loan, current portion	5.2	4.2
Total current liabilities	288.7	241.3
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	498.6	398.5
Deferred tax liabilities, net	17.6	4.9
Other noncurrent liabilities	69.1	18.1
Total liabilities	874.0	662.8
Commitments and contingencies (Note 16)
Stockholders’ equity
Common stock, $0.01 par value; authorized shares at December 31, 2025 and 2024: 800,000; 197,697 and 201,447 shares issued and outstanding at December 31, 2025 and 2024, respectively	2.0	2.0
Additional paid-in capital	1,016.4	1,034.0
Accumulated other comprehensive income	1.2	—
Accumulated deficit	(680.8)	(650.1)
Total stockholders’ equity	338.8	385.9
Total liabilities and stockholders’ equity	$1,212.8	$1,048.7

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of (Loss) Income

Years Ended December 31, 2025, 2024 and 2023

(dollars in millions, share data in thousands except loss per share)	2025	2024	2023
Revenues	$463.4	$398.8	$382.8
Other income, net	—	1.5	2.8
Cost of revenues	168.7	147.5	137.6
Selling, general and administrative expense	241.2	170.4	168.3
Depreciation and amortization expense	31.0	28.3	45.0
Intangible asset impairment charge	—	7.3	—
Operating income	22.5	46.8	34.7
Interest expense	48.8	47.8	43.3
Interest income	4.6	8.5	8.2
Other income	0.1	—	—
Loss on extinguishment of debt	—	—	2.3
Loss on disposal of fixed assets	—	—	0.2
(Loss) income before income taxes	(21.6)	7.5	(2.9)
Provision for income taxes	9.1	5.3	5.3
Net (loss) income attributable to Emerald Holding, Inc.	$(30.7)	$2.2	$(8.2)
Accretion to redemption value of redeemable convertible preferred stock	—	(12.7)	(42.0)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(30.7)	$(10.5)	$(50.2)
Basic loss per share	$(0.15)	$(0.07)	$(0.78)
Diluted loss per share	$(0.15)	$(0.07)	$(0.78)
Basic weighted average common shares outstanding	198,729	156,592	63,959
Diluted weighted average common shares outstanding	198,729	156,592	63,959

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Comprehensive Loss

Years Ended December 31, 2025, 2024 and 2023

(dollars in millions)	2025	2024	2023
Net (loss) income attributable to Emerald Holding, Inc.	$(30.7)	$2.2	$(8.2)
Accretion to redemption value of redeemable convertible preferred stock	—	(12.7)	(42.0)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(30.7)	$(10.5)	$(50.2)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1.2	—	—
Total other comprehensive income, net of tax	1.2	—	—
Comprehensive loss attributable to Emerald Holding, Inc. common stockholders	$(29.5)	$(10.5)	$(50.2)

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Years Ended December 31, 2025, 2024 and 2023

			Total Emerald Holding, Inc. Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(shares in thousands; dollars in millions)	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balances at December 31, 2022	71,417	$472.4	67,588	$0.7	$610.3	$—	$(644.1)	$(33.1)
Stock-based compensation	—	—	312	—	7.4	—	—	7.4
Issuance of common stock under equity plans	—	—	53	—	0.2	—	—	0.2
Accretion to redemption value of redeemable convertible preferred stock	—	42.0	—	—	(42.0)	—	—	(42.0)
Redeemable convertible preferred stock conversion	(14)	(0.1)	26	—	0.1	—	—	0.1
Repurchase of common stock	—	—	(5,064)	(0.1)	(16.8)	—	—	(16.9)
Preferred stock cash dividend	—	(17.2)	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	(8.2)	(8.2)
Balances at December 31, 2023	71,403	$497.1	62,915	$0.6	$559.2	$—	$(652.3)	$(92.5)
Stock-based compensation	—	—	—	—	6.1	—	—	6.1
Issuance of common stock under equity plans	—	—	566	—	1.5	—	—	1.5
Accretion to redemption value of redeemable convertible preferred stock	—	12.7	—	—	(12.7)	—	—	(12.7)
Redeemable convertible preferred stock conversion	(71,403)	(501.2)	140,782	1.4	499.8	—	—	501.2
Repurchase of common stock	—	—	(2,816)	—	(13.8)	—	—	(13.8)
Preferred stock cash dividend	—	(8.6)	—	—	—	—	—	—
Dividends on common stock	—	—	—	—	(6.1)	—	—	(6.1)
Net income and comprehensive income	—	—	—	—	—	—	2.2	2.2
Balances at December 31, 2024	—	$—	201,447	$2.0	$1,034.0	$—	$(650.1)	$385.9
Stock-based compensation	—	—	—	—	11.3	—	—	11.3
Issuance of common stock under equity plans	—	—	309	—	0.5	—	—	0.5
Repurchase of common stock	—	—	(4,059)	—	(17.5)	—	—	(17.5)
Dividends on common stock	—	—	—	—	(11.9)	—	—	(11.9)
Other comprehensive income	—	—	—	—	—	1.2	—	1.2
Net loss	—	—	—	—	—	—	(30.7)	(30.7)
Balances at December 31, 2025	—	$—	197,697	$2.0	$1,016.4	$1.2	$(680.8)	$338.8

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Operating activities
Net (loss) income	$(30.7)	$2.2	$(8.2)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	11.3	5.8	7.8
Allowance for credit losses	2.8	0.5	0.3
Depreciation and amortization	31.0	28.3	45.0
Intangible asset impairments	—	7.3	—
Loss on disposal of fixed assets and lease abandonment	—	0.1	1.1
Non-cash operating lease expense	2.8	2.4	2.6
Amortization of deferred financing fees and debt discount	1.4	4.3	3.0
Loss on extinguishment of debt	—	—	2.3
Deferred income taxes	4.1	1.8	1.3
Remeasurement of contingent consideration	45.8	(1.2)	(2.3)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	5.7	4.5	(8.6)
Insurance receivables	—	(0.5)	—
Prepaid expenses and other assets	5.8	(4.8)	(2.3)
Accounts payable and other liabilities	(2.4)	(7.2)	(11.7)
Cancelled event liabilities	(0.2)	0.6	(2.7)
Contingent consideration	(0.2)	(0.2)	—
Income tax payable	(0.4)	(2.5)	(2.7)
Deferred revenues	(30.1)	8.7	19.5
Operating lease liabilities	(4.1)	(3.3)	(4.1)
Net cash provided by operating activities	42.6	46.8	40.3
Investing activities
Acquisition of businesses, net of cash acquired	(194.9)	(16.2)	(9.5)
Working capital adjustment received from seller	—	1.0	—
Purchases of property and equipment	(1.2)	(1.3)	(0.6)
Purchases of intangible assets	(7.1)	(8.5)	(10.9)
Net cash used in investing activities	(203.2)	(25.0)	(21.0)
Financing activities
Payment of contingent consideration for acquisition of businesses	(3.2)	—	(3.7)
Proceeds from Second Amended and Restated Term Loan Facility	275.4	—	—
Repayment of principal on Previous Extended Term Loan Facility	(169.5)	(4.2)	(2.1)
Repayment of principal on Second Amended and Restated Term Loan Facility	(2.6)	—	—
Repayment of principal on Amended and Restated Term Loan Facility	—	—	(239.4)
Proceeds from Previous Extended Term Loan Facility	—	—	239.4
Original issuance discount	(2.0)	—	(12.5)
Fees paid for debt issuance	(2.1)	—	(2.0)
Repurchase of common stock	(17.5)	(13.8)	(16.9)
Dividends on common stock	(11.9)	(6.1)	—
Preferred stock cash dividend	—	(8.6)	(17.2)
Proceeds from issuance of common stock under equity plans	0.5	1.5	0.2
Net cash provided by (used in) financing activities	67.1	(31.2)	(54.2)
Effect of foreign exchange rates on cash and cash equivalents	(0.4)	—	—
Net decrease in cash and cash equivalents	(93.9)	(9.4)	(34.9)
Cash and cash equivalents
Beginning of year	194.8	204.2	239.1
End of year	$100.9	$194.8	$204.2

The accompanying notes are an integral part of these consolidated financial statements.

Emerald Holding, Inc.

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2025, 2024 and 2023

(in millions)	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid for income taxes	$5.0	$4.6	$6.9
Cash paid for interest	$40.9	$43.8	$38.1

Supplemental schedule of non-cash investing and financing activities
Contingent consideration related to 2025 acquisitions	$21.6	$—	$—
Contingent consideration related to 2024 acquisition	$—	$5.2	$—
Contingent consideration related to 2023 acquisitions	$—	$—	$0.7
Unpaid capital expenditures	$0.4	$0.3	$—
Conversion of redeemable convertible preferred stock to common stock	$—	$501.2	$—
Second Amended and Restated Term Loan Facility	$239.6	$—	$—
Previous Extended Term Loan Facility	$(239.6)	$—	$175.9
Amended and Restated Term Loan Facility	$—	$—	$(175.9)

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

Results of our reportable segments for the years ended December 31, 2025, 2024 and 2023 reflect the updated segment presentation discussed below in Note 18, Segment Information.

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

Cash and Cash Equivalents

The Company maintains its cash in bank deposit accounts and in money market mutual funds, which at times may exceed federally insured limits. As of December 31, 2025 and 2024, the Company held $4.1 million and $163.7 million of money market mutual funds, respectively, which are highly liquid and quoted in active markets. The Company considers cash deposits in banks and money market mutual funds with original maturities at purchase of three months or less to be cash equivalents. As of December 31, 2025 and 2024, amounts receivable from credit card processors, totaling $2.8 million and $0.5 million, respectively, are considered cash equivalents because they are short-term, highly liquid in nature and they are typically converted to cash within three days of the sales transaction.

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

The Company’s contingent consideration liabilities related to acquisitions made in 2025, 2024 and 2023 are classified as Level 3 liabilities, which are measured at fair value based on significant unobservable inputs and re-measured to an updated fair value at each reporting period. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

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

Cash and cash equivalents, accounts receivable, and the revolving credit facility and term loan potentially subject the Company to concentrations of credit risk. To minimize the risk of credit loss for cash and cash equivalents, these financial instruments are primarily held with large, reputable financial institutions in the United States. No single customer accounts for more than 10% of gross accounts receivable as of December 31, 2025 or 2024. As of December 31, 2025 and 2024, an allowance for credit losses was recorded to account for potential credit losses. Credit risk with respect to trade receivables is low due to the Company’s large customer base dispersed across different industries.

As of December 31, 2025 and 2024, the fair value and carrying value of the Company’s debt is summarized in the following table:

	December 31, 2025
(in millions)	Fair Value	Carrying Value
Second Amended and Restated Term Loan Facility, with interest at SOFR plus 3.25% (equal to 6.97%) at period end, including short-term portion	$516.6	$512.5
Total	$516.6	$512.5

	December 31, 2024
(in millions)	Fair Value	Carrying Value
Previous Extended Term Loan Facility, with interest at SOFR plus 5.10% (equal to 9.46%) at period end, including short-term portion	$411.0	$409.2
Total	$411.0	$409.2

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

Prepaid Expenses

Prepaid expenses are primarily comprised of prepaid event costs. The Company pays certain direct event costs, such as facility rental deposits and insurance costs, in advance of the event. Such costs are deferred in prepaid expenses on the consolidated balance sheets when paid and reported on the consolidated statements of (loss) income as cost of revenues upon the staging of the event.

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

	Estimated Useful Life	Weighted Average
Customer relationship intangibles	2-10 years	7 years
Definite-lived trade names	3-30 years	19 years
Acquired technology	3-7 years	6 years
Acquired content	5.5-7 years	6 years
Computer software	3-5 years	4 years

Impairment of Definite-Lived Assets Other than Goodwill and Indefinite-Lived Intangible Assets

Definite-lived assets other than goodwill and indefinite-lived intangible assets, held and used by the Company, including property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company conducts the definite-lived asset impairment analysis at the asset group level. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to the future net undiscounted cash flows expected to be generated by the asset to determine if the carrying value is not recoverable. If the carrying value is not recoverable, the Company calculates the fair value of the asset and compares the resulting amount to the carrying value. If the asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

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

The fair values of the Company’s indefinite-lived trade name asset groups are calculated using a form of the income approach referred to as the “relief from royalty payments” method. The royalty rates are estimated using evidence of identifiable transactions in the marketplace involving the licensing of trade names similar to those owned by the Company. The fair value of the trade name is then compared to the carrying value of each trade name. If the carrying amount of the trade name exceeds its fair value, an impairment loss would be recognized. Determining the fair value of an indefinite-lived intangible asset group requires the application of judgment and involves the use of significant estimates and assumptions, including projections of future cash flows, which include forecasted revenue, EBITDA margin, discount rate, and royalty rate. The Company bases its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates. Refer to Note 6, Intangible Assets and Goodwill, for the indefinite-lived intangible asset impairments recorded during the year ended December 31, 2024.

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

The Company’s goodwill impairment analysis is performed, and related impairment charges recorded, after the impairment analysis and recognition of impairment charges for definite-lived assets other than goodwill and indefinite-lived intangible assets. In testing goodwill for impairment, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. When the Company determines a fair value test is necessary, it estimates the fair value of a reporting unit and compares the result with its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, an impairment is recorded equal to the amount by which the carrying value exceeds the fair value, up to the amount of goodwill associated with the reporting unit.

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

Contingent Consideration

Some of the Company’s acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future performance thresholds. For each transaction, the Company estimates the fair value of contingent consideration payments as part of the initial purchase price and records as a contingent consideration liability.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value of contingent consideration are reported in selling, general and administrative expense in the consolidated statements of (loss) income. As of December 31, 2025 and 2024, the Company’s contingent consideration balances totaled $75.1 million and $10.7 million, respectively. Contingent consideration of $12.2 million and $0.7 million as of December 31, 2025 and 2024, respectively, are included within contingent consideration in the consolidated balance sheets and contingent consideration of $62.9 million and $10.0 million, respectively, are included within other noncurrent liabilities in the consolidated balance sheets. Refer to Note 9, Fair Value Measurements, for further information related to the Company’s contingent consideration.

Revenue Recognition and Deferred Revenue

Revenue is recognized as the customer receives the benefit of the promised services and performance obligations are satisfied. Revenue is recognized at an amount that reflects the consideration the Company expects to receive in exchange for those services. Refer to Note 3, Revenues, for further information related to the Company’s revenues.

Connections

A significant portion of the Company’s annual revenue is generated from the Connections segment through the production of trade shows and conference events, including booth space sales, registration fees and sponsorship fees. Revenue from the Company’s trade shows and other events is recognized in the period the trade show or other event stages as the Company’s performance obligations have been satisfied. Exhibitors contract for their booth space and sponsorships up to a year in advance of the trade show. Trade show and other events generated approximately 91%, 89% and 89% of revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

Content

Revenues from the Company’s Content category primarily consist of advertising sales for digital products and industry publications that complement the event properties in each industry sector as well as custom content agency revenues. These revenues are recognized in the period in which the digital products are provided or publications are issued or when the custom content is delivered to the customer. Typically, the fees charged are collected after the digital products are provided, the publications are issued or the custom content is delivered. Content category revenues generated approximately 4%, 6% and 6% of revenues for the years ended December 31, 2025, 2024 and 2023, respectively.

Commerce

Revenues from the Commerce category primarily consist of sales from the Company’s software-as-a-service Elastic Suite platform. Revenue consists of subscription revenue, implementation fees and professional services. Fees associated with implementation are deferred and recognized over the expected customer life, which is four years. Subscription revenue is generally recognized over the term of the contract. The Company’s contracts associated with the subscription software and services are generally three-year terms with one-year renewals. Subscription software and services revenues generated approximately 5% of revenues for each of the years ended December 31, 2025, 2024 and 2023.

Deferred Revenue

The Company typically invoices and collects payment in-full from customers prior to the staging of a trade show or other event and records deferred revenues in the consolidated balance sheets until the staging of the trade show or other event. As of December 31, 2025 and 2024, the Company had current deferred revenues of $219.2 million and $190.5 million, respectively, of which, $76.0 million and $57.5 million, are included in accounts receivable on the consolidated balance sheets as of December 31, 2025 and 2024, respectively.

Other Income

The Company maintains event cancellation insurance to protect against losses due to certain covered events, excluding the outbreak of communicable diseases. During the years ended December 31, 2024 and 2023, the Company reported other income, net of $1.5 million and $2.8 million, respectively, related to event cancellation insurance claim proceeds deemed to be realizable by management during the years ended 2024 and 2023, respectively, in the consolidated statements of (loss) income.

Barter Transactions

The Company has barter transactions in which the Company provides booth space, sponsorship or advertising in exchange for promotional, advertising, marketing or other services in the ordinary course of business. The transaction price for these contracts is measured on the standalone selling price of the booth space, sponsorship or advertising promised to the customer, unless there is no standalone selling price, in which case the non-cash consideration received is based on estimated fair value. Revenues from barter transactions are recognized during the period in which the advertisements are run or when an event stages and are included in consolidated revenues in the consolidated statements of (loss) income. Barter transaction costs are recorded upon receipt and usage of the advertising and services, as applicable, and are reflected as cost of revenues in the consolidated statements of (loss) income. For the years ended December 31, 2025, 2024 and 2023, the Company recognized barter revenues of $26.0 million, $18.8 million and $7.0 million, respectively. Barter transaction costs totaled $26.0 million, $18.8 million and $7.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deferred Financing Fees and Debt Discount

Costs relating to debt issuance have been deferred and are amortized over the terms of the underlying debt instruments using the effective interest method for the Second Amended and Restated Term Loan Facility and Previous Extended Term Loan Facility and the straight-line method for the Second Amended and Restated Revolving Credit Facility and Amended and Restated Revolving Credit Facility. Debt discount is recorded as a contra-liability and is amortized over the term of the underlying debt instrument, using the effective interest method.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred and are reflected as selling, general and administrative expenses in the consolidated statements of (loss) income. These costs include brand advertising, telemarketing, direct mail and other sales promotion expenses associated with the Company’s trade shows, conference events, digital media, Elastic Suite platform and publications. Advertising and marketing costs totaled $9.5 million, $8.6 million and $9.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Stock-Based Compensation

The Company uses share-based compensation, including stock options and restricted stock units, to provide long-term performance incentives for its employees and non-employee directors. Stock-based compensation expense is calculated for each vesting tranche of stock options using the Black-Scholes option pricing model. The expense is recognized, net of forfeitures, within the consolidated statements of (loss) income; however, no expense is recognized for awards that do not ultimately vest. The determination of the grant date fair value of stock options using an option-pricing model is affected by a number of assumptions, such as the fair value of the underlying stock, Emerald’s expected stock price volatility over the expected term of the options, stock option forfeiture behaviors, risk-free interest rates and expected dividends, which are estimated as follows:

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
•
Dividend Yield —Stock option grants include an expected dividend yield which is commensurate with the Company’s quarterly dividend policy.

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

Income Taxes

The Company provides for income taxes utilizing the asset and liability method of accounting. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in the consolidated statements of (loss) income as an adjustment to income tax expense in the period that includes the enactment date. The Company accounts for the tax effects of global intangible low tax income as a current period expense.

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

Foreign Currency Translations

The financial results of the Company’s recent international businesses are primarily measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated to the U.S. dollar, which is the reporting currency of the Company, at the exchange rate as of the date of the balance sheet. Revenue and expenses are translated using the average exchange rate during the month in which the transaction occurs. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit).

Note 2. Adoption of New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The standard should be applied on a prospective basis although retrospective application is permitted. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to Note 15, Income Taxes, for further information related to the Company’s income taxes.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends the capitalization guidance by removing all references to project stages throughout ASC 350-40 and by clarifying the thresholds entities apply to begin capitalizing costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption will have on the Company’s consolidated financial statements.

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues are reported as deferred revenues on the consolidated balance sheets and were $219.2 million and $190.5 million as of December 31, 2025 and 2024, respectively. Long-term deferred revenues as of December 31, 2025 and 2024 were immaterial and are reported as other noncurrent liabilities on the consolidated balance sheets. Total deferred revenues, including the current and noncurrent portions, were $219.2 million and $190.7 million, as of December 31, 2025 and 2024, respectively.

The following table represents the deferred revenue activity for the years ended December 31, 2025 and 2024, respectively:

(in millions)	2025	2024
Balance at beginning of period	$190.7	$175.2
Invoiced during the period	172.7	179.1
Consideration earned during the period	(187.8)	(170.7)
Additions related to business combinations	43.6	7.1
Balance at end of period	$219.2	$190.7

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were immaterial as of December 31, 2025.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Year Ended December 31,
	2025	2024	2023
Revenues	(in millions)
Connections	$423.1	$355.1	$340.2
Content	18.9	22.8	23.5
Commerce	21.4	20.9	19.1
Total revenues	$463.4	$398.8	$382.8

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including write-offs and the current-period provision for expected credit losses for the year ended December 31, 2025 were $0.5 million and $2.8 million, respectively, and for the year ended December 31, 2024 were $0.3 million and $0.5 million, respectively. The activities in this account for the year ended December 31, 2023 were $0.4 million and $0.3 million, respectively.

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

Note 4. Business Acquisitions

The Company acquired three companies in 2025 (the “2025 Acquisitions”), four companies in 2024 (the “2024 Acquisitions”) and one company in 2023 (the “2023 Acquisition”) as described below. Each transaction qualified as an acquisition of a business and was accounted for as a business combination.

The Company recorded goodwill of $207.7 million and $19.9 million for the business acquisitions in the years ended December 31, 2025 and 2024, respectively. In the view of management, the goodwill recorded reflects the future cash flow expectations for the acquired businesses’ market positions in their respective industries, synergies and assembled workforce. The fair values of acquired customer-relationship and trade name intangibles are estimated using a discounted cash flow analysis. The significant assumptions used in the discounted cash flow analysis for customer-relationship intangibles include future cash flows, growth rates, discount rate, and customer attrition rate. The significant assumptions used in the discounted cash flow analysis for trade name intangibles include future cash flows, growth rates, discount rate, and royalty rate. These assumptions are used in developing the present value of future cash flow projections which are the basis of the fair value calculation.

2025 Acquisitions

Generis Group

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in executive-level experiences and also to expand its global footprint, the Company executed a share purchase agreement accounted for as a business combination on August 8, 2025, to acquire all of the outstanding share capital of Generis Global Partners Corp. (“Generis Global”) and Generis Global Partners Europe GmbH (“Generis Europe” and together with Generis Global, the “Generis Group”). The Generis Group is a Canada-based organizer of B2B executive summits. The total estimated purchase price of $64.6 million included an initial cash payment of $51.6 million, net of cash acquired of $7.2 million and contingent consideration with an estimated fair value of $6.8 million, offset by a payment of $1.0 million due from the seller. As of December 31, 2025, the estimated fair value of the contingent consideration was $20.9 million. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. During the fourth quarter of 2025, the Company recorded a measurement period adjustment which resulted in a decrease to goodwill and other non-current liability of $0.3 million. During the year ended December 31, 2025, the Company received $0.8 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company’s consolidated statement of cash flows. The acquisition was financed with cash from operations.

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

External acquisition costs of $1.3 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income. There was $12.4 million of revenue and $3.6 million of net income generated from the acquisition of the Generis Group during the year ended December 31, 2025. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the Accounting Standards Codification (“ASC”) practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

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

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	August 8, 2025
Cash	$7.2
Trade and other receivables	5.5
Prepaid expenses and other current assets	0.9
Intangible assets	13.3
Right-of-use lease asset	0.5
Deferred revenues	(14.5)
Accounts payable and other current liabilities	(1.4)
Other non-current liability	(0.5)
Deferred tax liability	(3.3)
Right-of-use lease liability	(0.5)
Total identifiable net assets	7.2
Goodwill	57.4
Total assets acquired and liabilities assumed	$64.6

This is Beyond Limited (“This is Beyond”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings into the luxury and travel sectors and also to expand its global footprint, the Company completed a share purchase agreement accounted for as a business combination on May 2, 2025 to acquire all of the outstanding share capital of This is Beyond Limited (“This is Beyond”). This is Beyond is a London-based organizer of B2B trade shows serving the global luxury travel and entertainment travel industries. The total estimated purchase price of $165.5 million included an initial cash payment of $122.1 million, net of cash acquired of $33.9 million, and contingent consideration with an estimated fair value of $9.5 million. As of December 31, 2025, the estimated fair value of the contingent consideration was $27.2 million. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

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

External acquisition costs of $2.9 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income. There was $39.9 million of revenue and $11.3 million of net income generated from the acquisition of This is Beyond during the year ended December 31, 2025. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

Identified intangible assets associated with This is Beyond included trade name and customer relationship intangible assets of $10.4 million and $19.7 million, respectively. The weighted-average amortization period of the trade name intangible assets acquired was 10 years. The weighted-average amortization period of the customer relationship intangible assets acquired was 5 years. There is no assumed residual value for the acquired trade name and customer relationship intangible assets. The estimated fair value of the acquired trade name was determined using the relief from royalty method. The estimated fair value of the acquired customer relationship was determined using the excess earnings valuation method.

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	May 2, 2025
Cash	$33.9
Trade and other receivables	14.2
Prepaid expenses and other current assets	4.9
Intangible assets	30.1
Deferred revenues	(33.2)
Accounts payable and other current liabilities	(2.7)
Deferred tax liability	(3.8)
Total identifiable net assets	43.4
Goodwill	122.1
Total assets acquired and liabilities assumed	$165.5

Insurtech Insights (“Insurtech”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in the insurance technology sector and also to expand its global footprint, the Company executed a share purchase agreement accounted for as a business combination on March 13, 2025 to acquire all of the outstanding share capital of Insurtech Insights Limited (“Insurtech”). Insurtech is a premier operator of large-scale insurance conferences across the US, Europe, and Asia. The total estimated purchase price of $27.9 million included an initial cash payment of $19.4 million, net of cash acquired of $1.0 million, an escrow payment of $2.7 million that was made in the second quarter of 2025 and contingent consideration with an estimated fair value of $4.8 million. As of December 31, 2025, the estimated fair value of the contingent consideration was $17.5 million. The contingent consideration was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

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

External acquisition costs of $1.2 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income. There was $13.3 million of revenue and $3.4 million of net income generated from the acquisition of Insurtech during the year ended December 31, 2025. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. All of the recorded goodwill is non-deductible for income tax purposes. The Company has elected to apply the practical expedient under paragraph ASC 805-20-30-29(b) of the adopted amendments and allocated the transaction price based on the standalone selling price of each performance obligation in the contract with a customer for all contracts acquired in the acquisition.

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

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	March 13, 2025
Cash	$1.0
Trade and other receivables	4.5
Prepaid expenses and other current assets	1.8
Intangible assets	4.4
Deferred revenues	(9.5)
Accounts payable and other current liabilities	(0.6)
Deferred tax liability	(1.1)
Total identifiable net assets	0.5
Goodwill	27.4
Total assets acquired and liabilities assumed	$27.9

2024 Acquisitions

GRC World Forums (“GRC”)

In furtherance of the Company’s portfolio optimization strategy to enhance its offerings in the governance, risk management and compliance sectors and also to expand its global footprint, the Company executed a share purchase agreement on August 5, 2024 to acquire all of the outstanding share capital of the UK-based business known as GRC World Forums (collectively known as “GRC”). GRC produces in-person events and livestream experiences in the governance, risk management and compliance business sectors. The total estimated purchase price of $2.9 million included an initial cash payment of $1.2 million and contingent consideration with an estimated fair value of $1.2 million. As of December 31, 2025, the estimated fair value of the contingent consideration was $1.0 million. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. The acquisition was financed with cash from operations.

The contingent consideration liability related to the acquisition of GRC consists of a potential payment based on a range of multiples, which are dependent upon the acquisition’s compounded average EBITDA growth rate between 2024 and 2027, being applied to their EBITDA growth from 2024 EBITDA. The payment is expected to be settled in the first quarter of 2028.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income. There was $2.0 million of revenue and $0.3 million of net income generated from the acquisition of GRC during the year ended December 31, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be non-deductible for income tax purposes.

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

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	August 5, 2024
Trade and other receivables	$0.2
Intangible assets	1.4
Deferred revenues	(1.2)
Accounts payable and other current liabilities	(1.2)
Total identifiable net assets	(0.8)
Goodwill	3.7
Total assets acquired and liabilities assumed	$2.9

Over the Pond Media (“Glamping Americas”)

In furtherance of the Company’s portfolio optimization strategy to expand its footprint in the outdoor industry, particularly focused on a market that combines outdoor adventure with upscale accommodations, the Company executed an asset purchase agreement on August 5, 2024 to acquire all the assets and assume certain liabilities of the business known as Over the Pond Media (collectively known as “Glamping Americas”). Glamping Americas produces the only glamping industry event in the Americas. The total estimated purchase price of $3.0 million included an initial cash payment of $2.3 million and contingent consideration with an estimated fair value of $0.4 million. The contingent consideration liability related to the acquisition of Glamping Americas consisted of a potential payment based on Glamping America’s 2024 EBITDA. The contingent consideration liability was settled in the first quarter of 2025 for $0.4 million. The acquisition was financed with cash from operations.

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income. There was $1.2 million of revenue and $0.4 million of net income generated from the acquisition of Glamping Americas during the year ended December 31, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	August 5, 2024
Trade and other receivables	$0.1
Prepaid expenses and other current assets	0.2
Intangible assets	0.8
Deferred revenues	(0.7)
Total identifiable net assets	0.4
Goodwill	2.6
Total assets acquired and liabilities assumed	$3.0

The Futurist

On May 7, 2024, the Company executed an asset purchase agreement to acquire the assets and assume certain liabilities of the Blockchain Futurist Conference and its associated experiences (collectively known as the “Futurist”). The total estimated purchase price of $1.9 million included an initial cash payment of $1.1 million and contingent consideration with an estimated fair value of $0.9 million. As of December 31, 2025, the estimated fair value of the contingent consideration was not material. The Company recorded goodwill of $1.8 million in connection with the Futurist acquisition. The acquisition was financed with cash from operations. There was $1.6 million of revenue and $0.2 million of net income generated from the acquisition of Futurist during the year ended December 31, 2024.

Hotel Interactive

In furtherance of the Company’s portfolio optimization strategy to enhance its best-in-class hosted buyer platform, the Company executed an asset purchase agreement on January 19, 2024 to acquire all the assets and assume certain liabilities of the business known as Hotel Interactive. Hotel Interactive produces hosted buyer events in the hotel, hospitality, food service and healthcare and senior living space sectors. The total estimated purchase price of $13.5 million included an initial cash payment of $11.6 million and contingent consideration with an estimated fair value of $2.7 million, as well as a $0.8 million post close working capital adjustment receivable from the seller. As of December 31, 2025, the estimated fair value of the contingent consideration was not material. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. During the year ended December 31, 2024, the Company received $1.0 million from the seller for certain working capital adjustments, which is recorded in investing activities in the Company’s consolidated statement of cash flow. The acquisition was financed with cash from operations.

The contingent consideration liability related to the acquisition of Hotel Interactive consists of two potential payments, the interim payment and the final payment. The interim payment was based on a range of multiples, which were dependent upon the acquisition’s compounded annual EBITDA growth rate from 2023 to 2024, being applied to the 2024 EBITDA growth from a specified EBITDA target. The Hotel Interactive business did not achieve EBITDA growth in fiscal year 2024 and therefore did not receive the interim payment. The final payment is based on a range of multiples, which are dependent upon the acquisition’s 3-year compounded annual EBITDA growth rate from 2023 to 2026, being applied to the average annual EBITDA growth in calendar years 2025 and 2026, from a specified EBITDA target, less the interim payment. The final payment will be settled in the second quarter of 2027.

External acquisition costs of $0.2 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income. There was $8.6 million of revenue and $0.5 million of net income generated from the acquisition of Hotel Interactive during the year ended December 31, 2024. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	January 19, 2024
Trade and other receivables	$1.2
Prepaid expenses and other current assets	1.1
Intangible assets	4.1
Deferred revenues	(4.7)
Total identifiable net assets	1.7
Goodwill	11.8
Total assets acquired and liabilities assumed	$13.5

2023 Acquisition

Lodestone Events (“Lodestone”)

In furtherance of the Company’s strategy to expand into the growing business-to-consumer event space, the Company executed an asset purchase agreement on January 9, 2023 to acquire certain assets and assume certain liabilities of the business known as Lodestone for a total estimated purchase price of $10.2 million, which included an initial cash payment of $9.5 million and contingent consideration with an estimated fair value of $0.7 million. The contingent consideration liability related to the acquisition of Lodestone consists of a potential payment based on Lodestone’s average annual EBITDA during the period from January 1, 2025 through December 31, 2026. The payment is expected to be settled in the second quarter of 2027. As of December 31, 2025, the estimated fair value of the contingent consideration was $8.4 million. This amount was measured based on significant unobservable inputs and probability weightings using a Monte Carlo simulation. Lodestone produces the Overland Expo series of vehicle-based, adventure travel consumer shows. The acquisition was financed with cash from operations.

External acquisition costs of $0.4 million were expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of (loss) income. There was $9.0 million of revenue and $4.4 million of net income generated from the acquisition of Lodestone during the year ended December 31, 2023. Goodwill was calculated as the excess of the purchase price over the estimated fair values of acquired assets and intangible assets offset by liabilities acquired, and is primarily attributable to the future economic benefits from synergies expected to arise due to certain cost savings, operating efficiencies and other strategic benefits. Substantially all of the goodwill recorded is expected to be deductible for income tax purposes.

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

The following table summarizes the fair value of the acquired assets and liabilities on the acquisition date:

(in millions)	January 9, 2023
Trade and other receivables	$1.8
Prepaid expenses and other current assets	0.2
Intangible assets	3.4
Deferred revenues	(3.6)
Total identifiable net assets	1.8
Goodwill	8.4
Total assets acquired and liabilities assumed	$10.2

Supplemental Pro-Forma Financial Information

Supplemental information on an unaudited pro-forma basis, is reflected as if each of the 2025, 2024 and 2023 acquisitions had occurred at the beginning of the year prior to the year in which each acquisition closed, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and related income tax effects. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable. The supplemental unaudited pro-forma financial information is presented for comparative purposes and is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisitions at the dates indicated, nor is it intended to project the future financial position or operating results of the combined companies. Further, the supplemental unaudited pro-forma information has not been adjusted for show timing differences or discontinued events.

	Year Ended December 31,
	2025	2024	2023
(in millions)	(Unaudited)
Pro-forma revenues
Generis Group	$11.9	$16.7	$—
This is Beyond	0.1	32.9	—
Insurtech	—	8.9	—
Plant Based World	—	1.5	—
Hotel Interactive	—	—	7.9
Other 2024 acquisitions(1)	—	0.9	4.9
Emerald revenue	463.4	398.8	382.8
Total pro-forma revenues	$475.4	$459.7	$395.6

Pro-forma net (loss) income
Generis Group	$1.8	$1.4	$—
This is Beyond	(5.4)	(0.2)	—
Insurtech	(0.7)	(0.6)	—
Plant Based World	—	(0.3)	—
Hotel Interactive	—	—	0.8
Other 2024 acquisitions(1)	—	(0.8)	0.8
Emerald net (loss) income	(30.7)	2.2	(8.2)
Total pro-forma net (loss) income	$(35.0)	$1.7	$(6.6)
(1)
Includes the Company’s acquisitions of Futurist, Glamping Americas and GRC in the year ended December 31, 2024.

Note 5. Property and Equipment

Property and equipment, net, consisted of the following:

	December 31,
(in millions)	2025	2024
Furniture, equipment and other	$7.0	$5.8
Leasehold improvements	1.4	1.4
	$8.4	$7.2
Less: Accumulated depreciation	(6.3)	(5.4)
Property and equipment, net	$2.1	$1.8

Depreciation expense related to property and equipment for the years ended December 31, 2025, 2024 and 2023 was $0.9 million, $1.0 million and $1.0 million, respectively.

Note 6. Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consist of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at December 31, 2025	$45.7	$391.9	$112.2	$8.4	$2.6	$52.9	$1.9	$615.6
Accumulated amortization	—	(356.7)	(34.4)	(6.6)	(1.8)	(34.7)	—	(434.2)
Net carrying amount at December 31, 2025	$45.7	$35.2	$77.8	$1.8	$0.8	$18.2	$1.9	$181.4

Gross carrying amount at December 31, 2024	$45.7	$363.6	$92.3	$8.4	$2.6	$45.1	$2.3	$560.0
Accumulated amortization	—	(343.5)	(27.6)	(5.7)	(1.4)	(25.9)	—	(404.1)
Net carrying amount at December 31, 2024	$45.7	$20.1	$64.7	$2.7	$1.2	$19.2	$2.3	$155.9

Amortization expense for the years ended December 31, 2025, 2024 and 2023 was $30.1 million, $27.3 million and $44.0 million, respectively.

Future amortization expense is estimated to be as follows for each of the five following years and thereafter ending December 31:

(in millions)
2026	$29.7
2027	23.5
2028	16.2
2029	12.1
2030	8.2
Thereafter	44.1
$133.8

Impairment of Intangible Assets

Intangible asset impairments for the year ended December 31, 2024, included a non-cash impairment charge of $7.3 million for indefinite-lived ($6.9 million) and definite-lived ($0.4 million) trade name intangible assets. All intangible asset impairments are presented in the consolidated statements of (loss) income as intangible asset impairments. There were no intangible asset impairments for the years ended December 31, 2025 and 2023, respectively.

Indefinite-Lived Intangible Assets

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

The Company performed a quantitative analysis for its annual impairment assessment for indefinite-lived intangible assets on October 31, 2024. The Company concluded one of the indefinite-lived trade name assets had a carrying value in excess of its fair value as of October 31, 2024. As a result, during the fourth quarter of 2024, the Company recorded an impairment of $0.6 million related to a certain indefinite-live trade name intangible asset. The indefinite-lived trade name intangible asset impaired during the fourth quarter of 2024 had a remaining fair value of $1.1 million as of October 31, 2024.

Definite-Lived Intangible Assets

During the fourth quarter of 2024, the Company identified an impairment trigger for one of its definite-lived intangible assets due to the cancellation of a certain event that was not contributing to profitability. As a result, during the fourth quarter of 2024, the Company recorded an impairment of $0.4 million to write-off the carrying value to zero related to the definite-lived trade name intangible asset in the Connections reportable segment.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2023	$518.3	$35.6	$553.9
Acquired goodwill	19.9	—	19.9
Balance at December 31, 2024	$538.2	$35.6	$573.8
Acquired goodwill	207.7	—	207.7
Foreign currency translation	2.1	—	2.1
Balance at December 31, 2025	$748.0	$35.6	$783.6

Goodwill Impairment Assessments

The Company performs an annual quantitative goodwill impairment test as of October 31 using an income approach (Level 3 inputs). Fair value is estimated by discounting projected future cash flows based on forecasted revenues, EBITDA margins, debt-free net working capital, capital expenditures, and other factors. For each of the years ended December 31, 2025, 2024 and 2023, there were no reporting units where the fair value was equal to its carrying value.

•
2025 - Discount rate: 9.5% to 11.0%. Fair value exceeded carrying value for all reporting units, with headroom ranging from 16.8% to 208.2%. No goodwill impairment was recorded.
•
2024 - Discount rate: 10.6% to 11.8%. Fair value exceeded carrying value for all reporting units, with headroom ranging from 41.0% to 234.9%. No goodwill impairment was recorded.
•
2023 - The Company changed its operating segments and reporting units, requiring impairment tests on both prior and new reporting units (goodwill allocated based on relative fair value where units were split). Discount rate: 13.0% to 15.5%. Fair value exceeded carrying value for all prior and new reporting units, with headroom ranging from 4.2% to 241.5%. Reporting units with headroom <10% had $25.6 million of goodwill. No goodwill impairment was recorded.

Cumulative total accumulated goodwill impairments through December 31, 2025 is $686.0 million.

Note 7. Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	December 31, 2025	December 31, 2024
Second Amended and Restated Term Loan Facility due 2032, net(a)	$503.8	$—
Previous Extended Term Loan Facility, net(b)	—	402.7
Less: Current maturities	5.2	4.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$498.6	$398.5

(a)
The Second Amended and Restated Term Loan Facility (as defined below) with interest at SOFR plus 3.25% as of December 31, 2025 equal to 6.97% at December 31, 2025), scheduled to mature on January 30, 2032, was recorded net of unamortized discount of $6.7 million and net of unamortized deferred financing fees of $2.0 million as of December 31, 2025. The fair market value of the Company’s debt under the Second Amended and Restated Term Loan Facility was $516.6 million as of December 31, 2025.
(b)
The Previous Extended Term Loan Facility (as defined below) with interest at SOFR plus 5.10% as of December 31, 2024 (equal to 9.46% as of December 31, 2024) was recorded net of unamortized discount of $5.6 million and net of unamortized deferred financing fees of $0.9 million as of December 31, 2024.

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into the second amended and restated senior secured credit facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Senior Secured Credit Facilities”), providing for (i) a seven-year $515.0 million term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. The aggregate outstanding principal amount of the Second Amended and Restated Term Loan Facility was approximately $512.5 million as of December 31, 2025.

Proceeds from the Second Amended and Restated Term Loan Facility of $409.1 million, net of $1.3 million of original issuance discount, were used to repay the outstanding principal and interest under Emerald X’s Previous Extended Term Loan Facility, and third-party fees of $7.7 million. Of the $409.1 million, $239.6 million was funded through a non-cash rollover from existing lenders and $169.5 million was funded through cash transactions. The original issuance discount of $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. Of the $7.7 million in third-party fees, $6.4 million was recognized as interest expense and $1.3 million will be amortized over the life of the Second Amended and Restated Term Loan Facility using the effective interest method. As of December 31, 2025, there were no unpaid debt issuance costs. The Company incurred debt issuance costs of $0.8 million related to the Second Amended and Restated Revolving Credit Facility which are included in other noncurrent assets in the consolidated balance sheets. As of December 31, 2025, there were no unpaid debt issuance costs related to the Second Amended and Restated Revolving Credit Facility.

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

Rates and Fees

Prior to giving effect to Amendment No.1, Term Loans under the Second Amended and Restated Senior Secured Credit Facilities bore interest at a rate equal to, at Emerald X’s option, either:

•
a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one-month Term SOFR plus 1.00%; in each case plus 2.75%, or

•
Term SOFR plus 3.75%.

After giving effect to Amendment No.1, the interest rate was decreased by 0.50% with a further 0.25% decrease for so long as Emerald X achieves a public corporate family rating by Moody’s of at least B1. The effective interest rate for the term loan under the Second Amended and Restated Senior Secured Credit Facilities at December 31, 2025, after giving effect to Amendment No. 1 thereto, was 7.32%.

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

Emerald X had no outstanding borrowings under the revolving portion of its Second Amended and Restated Revolving Credit Facility as of December 31, 2025. As of December 31, 2025, Emerald X had $0.5 million in stand-by letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility and $109.5 million in additional revolving borrowing capacity under the Second Amended and Restated Credit Facility (after giving effect to the outstanding letters of credit).

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

In addition, the Second Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit and collateralized letters of credit) exceeds 35% of the total commitments thereunder. As of December 31, 2025, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Second Amended and Restated Senior Secured Credit Facilities.

Events of default under the Second Amended and Restated Senior Secured Credit Facilities include, among others and subject to certain customary exceptions and limitations, nonpayment of principal when due; nonpayment of interest, fees or other amounts; cross-defaults; covenant defaults; material inaccuracy of representations and warranties; certain bankruptcy and insolvency events; material unsatisfied or unstayed judgments; certain ERISA events; change of control; or actual or asserted invalidity of any guarantee or security document. There were no events of default under the Second Amended and Restated Senior Secured Credit Facilities through December 31, 2025.

Previous Senior Secured Credit Facilities

Prior to the completion of the 2025 Refinancing Transactions described above, Emerald X was a party to a senior secured credit facility (the “Previous Amended and Restated Senior Secured Credit Facilities”) entered into with a syndicate of lenders and Bank of America, N.A., as administrative agent. The Previous Amended and Restated Senior Secured Credit Facilities provided for a term loan facility (the “Previous Extended Term Loan Facility”) in the amount of approximately $415.3 million, maturing on May 22, 2026, and a $110.0 million revolving credit facility. The terms of the Previous Amended and Restated Senior Secured Credit Facilities were similar to the terms of the Second Amended and Restated Senior Secured Credit Facilities described above, except that the interest rate applicable to the term loans under the Previous Amended and Restated Senior Secured Credit Facilities was equal to, at the option of Emerald X,

•
the Term Secured Overnight Financing Rate (“Term SOFR”) plus 5.00% per annum plus a credit spread adjustment of 0.10% per annum or
•
an alternate base rate (“ABR”) plus 4.00% per annum.

The effective interest rate for the term loan under the Previous Amended and Restated Senior Secured Credit Facilities at December 31, 2024 was 10.68%. Emerald X had no outstanding borrowings under the revolving portion of its Previous Amended and Restated Credit Agreement as of December 31, 2024. Emerald X had $0.7 million in stand-by letters of credit outstanding under the revolving portion of its Previous Amended and Restated Credit Agreement as of December 31, 2024.

Interest Expense

Interest expense reported in the consolidated statements of (loss) income consists of the following:

	Year Ended December 31,
(in millions)	2025	2024	2023
Second Amended and Restated Term Loan Facility	$40.6	$—	$—
Previous Extended Term Loan Facility	—	43.0	23.8
Previous Amended and Restated Term Loan Facility	—	—	13.9
Second Amended and Restated Term Loan Facility third-party fees	6.4	—	—
Previous Extended Term Loan Facility Amendment third-party fees	—	—	2.1
Non-cash interest for amortization of debt discount and debt issuance costs	1.4	4.3	3.0
Revolving credit facility interest and commitment fees	0.4	0.5	0.5
Total interest expense	$48.8	$47.8	$43.3

Note 8. Leases

The Company accounts for leases in accordance with ASC 842: Leases. The Company determines if an arrangement is or contains a lease at contract inception. The Company’s leases consist of operating leases for office space and certain equipment. The Company does not have any financing leases. For arrangements where the Company is the lessee, a right-of-use lease asset, representing the underlying asset during the lease term, and a right-of-use lease liability, representing the payment obligation arising from the lease, are reported on the balance sheet at lease commencement based on the present value of the payment obligation. Right-of-use lease assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company’s leases have a remaining contractual term of 1 years to 4 years, some of which include options to extend the lease term for up to five years and options to terminate. The options to extend certain lease terms or terminate certain leases are at the sole discretion of the Company. As the Company is not reasonably certain that it will exercise these options, none of the options to modify the lease terms are included in the Company’s right-of-use lease assets and right-of-use lease liabilities as of December 31, 2025. The Company’s right-of-use lease assets were $6.4 million as of December 31, 2025 and 2024 and are included within other noncurrent assets on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company’s noncurrent right-of-use lease liabilities were $3.2 million and $5.5 million, respectively, which are included within other noncurrent liabilities on the consolidated balance sheets. The Company’s weighted-average remaining lease term was 1.9 years and 2.6 years as of December 31, 2025 and 2024, respectively.

Short-term operating leases with a contractual term of 12 months or less are not reported on the balance sheet, but instead are expensed as incurred and included as selling, general and administrative expense on the consolidated statements of (loss) income and are considered rent expense. Short-term operating lease costs were not material for the years ended December 31, 2025, 2024 and 2023, respectively. Leases with a duration of less than one month are not included in rent expense. Operating lease cost is recognized on a straight-line basis over the related lease term. Rent expense was $3.8 million, $3.3 million and $4.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company reported $1.2 million in rent expense on the consolidated statements of (loss) income as cost of revenues for the years ended December 31, 2025, 2024 and 2023, and $2.6 million, $2.1 million and $3.0 million in rent expense on the consolidated statements of (loss) income as selling, general and administrative expense for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2023, the Company recorded $0.9 million of loss on lease abandonment for operating lease ROU assets related to offices closed in 2023, which is reported on the consolidated statements of (loss) income as selling, general and administrative expense.

Certain of the Company’s lease agreements include variable lease payments. Variable lease costs were not material for the each of the years ended December 31, 2025, 2024 and 2023, respectively.

Maturities of right-of-use lease liabilities for the remaining five years and thereafter as of December 31, 2025 were as follows:

(in millions)	December 31, 2025
2026	$5.3
2027	2.7
2028	1.0
2029	0.1
2030	—
Thereafter	—
Minimum lease payments	$9.1
Less: Imputed interest	(0.6)
Present value of minimum lease payments	$8.5

Supplemental cash flow and other information related to leases were as follows:

	December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of right-of-use lease liabilities:
Cash paid reported as operating activities on the consolidated statements of cash flows	$4.6	$3.9	$4.6
Right-of-use lease assets obtained in exchange for new right-of-use lease liabilities	$3.0	$0.2	$1.9

The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determined the discount rate based on its incremental collateralized borrowing rate using the portfolio approach. The Company’s weighted-average discount rate used to measure right-of-use lease liabilities was 5.9% and 5.2% as of December 31, 2025 and 2024, respectively.

Note 9. Fair Value Measurements

As of December 31, 2025, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

	December 31, 2025
(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$96.8	$96.8	$—	$—
Money market mutual funds(a)	4.1	4.1	—	—
Total assets at fair value	$100.9	$100.9	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	75.1	—	—	75.1
Total liabilities at fair value	$75.6	$—	$—	$75.6
(a)
The Company’s money market mutual funds of $4.1 million as of December 31, 2025 are included within cash and cash equivalents in the consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds are based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.5 million as of December 31, 2025 is included within other noncurrent liabilities in the consolidated balance sheet. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $12.2 million as of December 31, 2025 is included within contingent consideration in the consolidated balance sheets and contingent consideration of $62.9 million is included within other noncurrent liabilities in the consolidated balance sheets.

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

The Company’s contingent consideration payments are based on the achievement of various revenue or EBITDA growth metrics. The contingent consideration liability of $75.1 million as of December 31, 2025 consists of liabilities of $11.5 million, $8.4 million and $52.9 million that are expected to be settled in 2026, 2027 and 2028, respectively. Additionally, contingent consideration liabilities of $2.3 million related to tax benefits connected to future tax return filings from This is Beyond are expected to be settled between 2026 through 2028. The Company paid $3.4 million in contingent consideration during the year ended December 31, 2025 in relation to the Company’s acquisitions of AV-iQ, Glamping Americas and Insurtech.

The Company’s contingent consideration liabilities are re-measured based on the methodologies described above at the end of each reporting period. As a result of these remeasurements, during 2025, 2024 and 2023, the Company recorded an increase of $45.8 million and decreases of $1.2 million and $2.4 million, respectively, in the fair value of its contingent consideration liabilities, which is included in selling, general and administrative expense in the consolidated statements of (loss) income. The determination of the fair value of the contingent consideration liabilities could change in future periods. Any such changes in fair value will be reported in selling, general and administrative expense in the consolidated statements of (loss) income.

The table below summarizes the changes in fair value of the Company’s contingent consideration liabilities during the years ended December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Balance at beginning of period	$10.7	$6.9	$12.3
Payment of contingent consideration	(3.4)	(0.2)	(3.7)
Fair value remeasurement adjustments	45.8	(1.2)	(2.4)
Business acquisition	21.6	5.2	0.7
Foreign currency translation adjustments	0.4	—	—
Balance at end of period	$75.1	$10.7	$6.9

The market-based share award liability was $0.5 million as of December 31, 2025 and 2024. Changes in the fair value of the market-based share award liability is included in selling, general and administrative expense in the consolidated statements of (loss) income. The determination of the fair value of the market-based share award liability could change in future periods. See Note 12, Stock-Based Compensation, for additional information with respect to the market-based share awards.

Note 10. Related-Party Transactions

Investment funds affiliated with Onex Corporation (“Onex”) owned approximately 93.3% of the Company’s outstanding common stock at December 31, 2025. Affiliates of Onex Corporation held a 95.9% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. The Company made payments of $0.3 million, $0.5 million and $0.8 million to Convex during the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, certain of the Company’s tradeshows and other events are held at facilities managed by ASM Global (“ASM”). During the third quarter of 2024, affiliates of Onex Corporation sold their ownership position in ASM. The Company paid to ASM aggregate fees, inclusive of certain concessions, equal to $1.0 million and $1.3 million during the years ended December 31, 2024 and 2023, respectively. These payments are included in cost of revenues in the consolidated statements of (loss) income.

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

Dividends

There were no dividends paid or declared with respect to the Company’s common stock for the year ended December 31, 2023. The following is a summary of the common stock dividends paid for the years ended December 31, 2025 and 2024:

	2025
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	February 25, 2025	April 30, 2025	July 29, 2025	October 30, 2025
Stockholders of record on	March 10, 2025	May 12, 2025	August 14, 2025	November 10, 2025
Dividend paid on	March 18, 2025	May 21, 2025	August 22, 2025	November 18, 2025
Dividend per share	$0.0150	$0.0150	$0.0150	$0.0150
Cash dividend paid	$3.0	$3.0	$3.0	$2.9

	2024
	Q1	Q2	Q3	Q4
	(dollars in millions, except per share values)
Dividend declared on	—	—	August 6, 2024	October 29, 2024
Stockholders of record on	—	—	August 19, 2024	November 11, 2024
Dividend paid on	—	—	August 28, 2024	November 19, 2024
Dividend per share	$—	$—	$0.0150	$0.0150
Cash dividend paid	$—	$—	$3.1	$3.0

Share Repurchases

October 2022 Share Repurchase Program Extension and Expansion (“October 2022 Share Repurchase Program”)

On October 26, 2022, the Company’s Board approved an extension and expansion of its share repurchase program, which allowed for the repurchase of $20.0 million of the Company’s common stock through December 31, 2023, subject to early termination or extension by the Board. As described below, the Company repurchased 5,064,140 shares for $16.9 million during the year ended December 31, 2023 under this repurchase program.

November 2023 Share Repurchase Program Extension and Expansion (“November 2023 Share Repurchase Program”)

In November 2023, the Company’s Board approved an extension and expansion of its share repurchase program, which allowed for the repurchase of $25.0 million of the Company’s common stock through December 31, 2024, subject to early termination or extension by the Board. The Company repurchased 1,278,704 shares for $6.5 million during the year ended December 31, 2024 under this repurchase program. The Company did not repurchase any shares during the year ended December 31, 2023 under this extension and expansion; however, the Company repurchased 5,064,140 shares for $16.9 million during the year ended December 31, 2023 under the October 2022 Share Repurchase Program.

October 2024 Share Repurchase Program Extension and Expansion (“October 2024 Share Repurchase Program”)

On October 29, 2024, the Company’s Board approved an extension and expansion of its share repurchase program, which allowed for the repurchase of $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board. The Company repurchased 2,767,800 shares for $11.5 million during the year ended December 31, 2025 under this repurchase program. The Company repurchased 1,536,769 shares for $7.3 million during the year ended December 31, 2024 under this extension and expansion.

April 2025 Share Repurchase Program Expansion (“April 2025 Share Repurchase Program”)

On April 30, 2025, the Company’s Board approved a further expansion of its share repurchase program, which allowed for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board. The Company repurchased 1,178,869 shares for $5.6 million during the year ended December 31, 2025 under this expansion.

October 2025 Share Repurchase Program Extension and Expansion (“October 2025 Share Repurchase Program”)

On October 30, 2025, the Company’s Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2026, subject to early termination or extension by the Board. The Company repurchased 111,935 shares for $0.4 million during the year ended December 31, 2025 under this extension and expansion. There was $24.6 million remaining available for share repurchases under the October 2025 Share Repurchase Program as of December 31, 2025. The share repurchase program may be suspended or discontinued at any time without notice.

Accumulated Other Comprehensive Income

The Company reports other comprehensive income and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, is excluded from net loss. The following table summarizes the changes in accumulated balances of other comprehensive income for the year ended December 31, 2025:

(in millions)	Foreign Currency Translation Adjustments
Balances as of December 31, 2024	$—
Other comprehensive income before reclassifications, net	1.2
Net change in accumulated other comprehensive income	1.2
Balances as of December 31, 2025	$1.2

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

In April 2017, the Board approved the 2017 Plan. The Company’s stockholders approved the 2017 Plan and it became effective in connection with the Company’s initial public offering. Under the 2017 Plan, the Company may grant incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”) and stock appreciation rights, dividend equivalent rights, share awards and performance-based awards to employees, directors or consultants. The Company initially reserved 5,000,000 shares of its common stock for issuance under the 2017 Plan. During 2021, the 2017 Plan was amended and restated principally to provide for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan by 13,000,000 shares. During 2023, the 2017 Plan was further amended and restated principally to provide for an increase in the number of shares of the Company’s common stock reserved for issuance under the 2017 Plan by 4,900,000 shares. A total of 2,286,294 shares were available for future grant under the 2017 Plan as of December 31, 2025.

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

ESPP expense recognized by the Company was not material for the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025, the Company has issued 199,942 shares to employees under the ESPP.

Stock Options

The fair value of stock options is estimated on the grant date using the Black-Scholes option pricing model using the following assumptions:

Year Ended December 31, 2025
	Range	Weighted-Average
Expected volatility	61.4% to 67.0%
Dividend yield	1.2% to 1.6%
Risk-free interest rate	3.7% to 4.2%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$2.41

Year Ended December 31, 2024
	Range	Weighted-Average
Expected volatility	61.4% to 67.0%
Dividend yield	—
Risk-free interest rate	3.6% to 4.5%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$3.68

Year Ended December 31, 2023
	Range	Weighted-Average
Expected volatility	34.7% to 38.6%
Dividend yield	—
Risk-free interest rate	3.5% to 4.5%
Expected term (in years)	5.5 to 7.5
Weighted-average fair value at grant date		$1.49

There were 1,197,500 stock options granted during the year ended December 31, 2025. There were 9,366,591 stock options vested and exercisable at December 31, 2025.

There were 371,000 and 7,195,786 stock options granted during the years ended December 31, 2024 and 2023, respectively. There were 8,794,112 and 6,231,142 stock options vested and exercisable at December 31, 2024 and 2023, respectively.

Stock option activity for the year ended December 31, 2025 was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2024	17,624	$5.94	6.1	$6.9
Granted	1,198	4.25
Exercised	(108)	3.66
Forfeited/Expired	(2,378)	6.89
Outstanding at December 31, 2025	16,336	$5.69	6.2	$4.7
Exercisable at December 31, 2025	9,367	$6.54	5.5	$1.8

Information regarding fully vested and expected to vest stock options as of December 31, 2025 was as follows:

Exercise Price	Number of Options	Weighted Average Remaining Contractual Life
	(share data in thousands)	(years)
$2.87 - $4.33	7,490	7.40
$4.49 - $6.74	5,666	5.53
$8.00 - $12.00	2,406	5.14
$12.47 - $18.71	509	2.91
$22.08 - $33.12	265	2.06
	16,336

The aggregate intrinsic value is the amount by which the fair value of the common stock exceeded the exercise price of the options at December 31, 2025, for those options for which the market price was in excess of the exercise price.

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. During the years ended December 31, 2025, 2024 and 2023, the Company recorded stock-based compensation expense related to stock options of $4.0 million, $5.1 million and $6.2 million, respectively, which is included in selling, general and administrative expenses in the consolidated statements of (loss) income. The related deferred tax benefit for stock-based compensation recognized was $1.8 million, $1.4 million and $1.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The aggregate weighted average grant date fair value of stock options vested during the years ended December 31, 2025, 2024 and 2023, was $4.7 million, $6.3 million and $3.7 million, respectively. There was a total of $6.3 million unrecognized stock-based compensation expense at December 31, 2025 related to unvested stock options expected to be recognized over a weighted-average period of 1.30 years.

Restricted Stock Units

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense related to RSUs recognized in the years ended December 31, 2025, 2024 and 2023, was $7.3 million, $1.0 million and $1.2 million, respectively.

RSU activity for the year ended December 31, 2025 was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2024	268	$5.71
Granted	3,017	4.13
Forfeited	(145)	4.13
Vested	(216)	5.63
Unvested balance, December 31, 2025	2,924	$4.17

There was a total of $4.9 million unrecognized stock-based compensation expense at December 31, 2025 related to unvested RSUs expected to be recognized over a weighted-average period of 1.9 years.

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

As of December 31, 2025, all outstanding performance-based market condition share awards remain unvested with an estimated weighted average conversion threshold of $21.09 per share. The Company recorded zero stock-based compensation expense related to performance-based market condition share awards for the year ended December 31, 2025 and a credit of $0.3 million and expense of $0.4 million, respectively, for the years ended December 31, 2024 and 2023.

The performance-based market condition awards are classified as liability awards, which are measured at fair value, and are re-measured to an updated fair value at each reporting period. As of December 31, 2025 and 2024, the liability for these awards was $0.5 million and is reported on the consolidated balance sheets in other noncurrent liabilities. The fair value of performance-based market condition share awards is estimated on the grant date using a risk-neutral Monte Carlo simulation model. The aggregate fair value of the awards at the grant date was $1.9 million. The aggregate fair value of the awards as of December 31, 2025 and 2024 was $0.4 million. The Company recognizes expense for performance-based market condition share awards over the derived service period for each tranche. As of December 31, 2025, the weighted average remaining service period is 4.0 years in aggregate. The Company recognizes stock-based compensation expense for awards subject to market-based vesting conditions regardless of whether it becomes probable that these conditions will be achieved or not, and stock-based compensation expense for any such awards may be reversed if vesting does not occur and the employee terminates employment before the ten year term expires, except that upon a termination of employment other than for cause, or upon a termination for good reason within three months prior to the earlier of the execution of an agreement resulting in a change in control or the date of a change in control, any unvested shares subject to the performance-based market condition share award shall remain eligible to vest in accordance with the performance-based market condition share award agreement’s vesting conditions, including in the event of a change in control.

The weighted average assumptions used in determining the fair value for the performance-based market condition share awards granted in 2020 and 2019 and re-measured at December 31, 2025 were as follows:

	Grant Date	December 31, 2025
Expected volatility	41.7%	69.8%
Dividend yield	1.1%	1.2%
Risk-free interest rate	1.3%	3.6%

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

Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance based market condition share awards is dilutive for the respective reporting periods. For the years ended December 31, 2025, 2024 and 2023, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met. There were no 7% Series A Redeemable Convertible Participating Preferred Stock shares outstanding at December 31, 2025. These preferred stock shares were anti-dilutive for the years ended December 31, 2025, 2024 and 2023 and are therefore excluded from the diluted loss per common share calculation.

The details of the computation of basic and diluted loss per common share are as follows:

	Year Ended December 31,
(dollars in millions, share data in thousands except earnings per share)	2025	2024	2023
Net (loss) income attributable to Emerald Holding, Inc.	$(30.7)	$2.2	$(8.2)
Accretion to redemption value of redeemable convertible preferred stock	—	(12.7)	(42.0)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(30.7)	$(10.5)	$(50.2)
Weighted average common shares outstanding	198,729	156,592	63,959
Basic loss per share	$(0.15)	$(0.07)	$(0.78)
Net loss attributable to Emerald Holding, Inc. common stockholders	$(30.7)	$(10.5)	$(50.2)
Diluted weighted average common shares outstanding	198,729	156,592	63,959
Diluted loss per share	$(0.15)	$(0.07)	$(0.78)
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	9,754	10,082	19,704

Note 14. Defined Contribution Plans

The Company has a 401(k) savings plan, the Emerald Expositions, LLC 401(k) Savings Plan (the “Emerald Plan”). The Company matches 50% of up to 6% of an eligible plan participant’s compensation for the contribution period. For each of the years ended December 31, 2025, 2024 and 2023, the Company recorded compensation expense of $1.4 million, $1.5 million and $1.8 million, respectively, for the employer matching contribution.

Note 15. Income Taxes

The Company’s (loss) income before income taxes expense from its United States and foreign operations are as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
United States	$10.8	$9.2	$(3.0)
Foreign	(32.4)	(1.7)	0.1
Total	$(21.6)	$7.5	$(2.9)

The Company’s current and deferred income tax provision were as follows:

	Year Ended December 31,
(in millions)	2025	2024	2023
Current
Federal	$0.3	$3.3	$2.4
State and local	0.4	0.1	1.6
Foreign	4.3	0.1	—
	5.0	3.5	4.0
Deferred
Federal	1.6	0.8	1.8
State and local	1.0	0.9	(0.5)
Foreign	1.5	0.1	—
	4.1	1.8	1.3
Total provision for income taxes	$9.1	$5.3	$5.3

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
(in millions)	2025 ($)	2025 (%)
Provision for income taxes at U.S. federal statutory rate	$(4.6)	21.0%
State and local income taxes, net of federal benefit(1)	1.1	(5.1)%
Foreign tax effects:
United Kingdom
Foreign rate differential	(0.9)	4.2%
Changes in valuation allowance	1.1	(5.1)%
Nontaxable or nondeductible items:
Transaction costs and contingent consideration	9.1	(42.0)%
RTP - Net Operating Loss	(0.3)	1.4%
Other	0.3	(1.4)%
Canada
Foreign rate differential	(0.4)	1.9%
Provincial tax	1.5	(6.9)%
Nontaxable or nondeductible items:
Transaction costs and contingent consideration	2.3	(10.6)%
Effect of cross-border tax laws:
Global intangible income inclusion	2.6	(12.0)%
Changes in valuation allowances	(6.0)	27.8%
Nontaxable or nondeductible items:
Stock-based compensation	2.9	(13.4)%
Other	(0.2)	0.9%
Changes in unrecognized tax benefits	0.3	(1.4)%
Other adjustments	0.3	(1.4)%
Total tax provision and effective tax rate	$9.1	(42.1)%

(1)
State and local taxes in Florida, New York and New York City comprise the majority of this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
(in millions)	2024	2023
(Loss) income before income taxes	$7.5	$(2.9)
U.S. statutory tax rate	21.0%	21.0%
Taxes at the U.S. statutory rate	1.6	(0.6)
Tax effected differences
State and local taxes, net of federal benefit	0.5	0.8
Share-based payments	4.6	0.3
Change in valuation allowance	(2.4)	3.7
Return to provision adjustments	0.9	0.3
Change in tax rates	(0.6)	0.5
Nondeductible expenses	0.7	0.4
Other, net	—	(0.1)
Total provision for income taxes	$5.3	$5.3

The fluctuations of the Company’s income tax provision and effective tax rates between the years ended December 31, 2025, 2024 and 2023, are primarily attributable to changes in valuation allowances, state taxes, and global intangible low-taxed income inclusion.

The income tax effects of temporary differences between the book value and tax basis of assets and liabilities are as follows:

	December 31,
(in millions)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$4.1	$0.6
Deferred compensation	1.3	0.3
Stock-based compensation	4.9	5.7
Fixed asset depreciation	1.9	1.5
Lease liabilities	2.1	2.4
Accrued expenses	0.3	0.2
Section 163(j) interest carryover	18.7	14.9
Other assets	1.1	0.9
Total deferred tax assets	34.4	26.5

Deferred tax liabilities
Right-of-use lease assets	(1.6)	(1.6)
Goodwill and intangible assets	(26.3)	(0.5)
Total deferred tax liabilities	(27.9)	(2.1)

Valuation allowance	(24.1)	(29.3)
Deferred tax liabilities, net	$(17.6)	$(4.9)

In assessing the realization of the deferred tax assets, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. Due to lack of available sources of taxable income, the Company recorded a valuation allowance against a portion of its net deferred tax assets as sufficient uncertainty exists regarding the future realization of these assets. As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $24.1 million and $29.3 million, respectively. The decrease in the valuation allowance was due to book-to-tax differences related to goodwill and intangible assets and stock-based compensation, which were offset by Section 163(j) interest carryover.

As of December 31, 2025 and 2024, the Company had U.S. federal net operating loss carryforwards on a gross-basis of $12.4 million and zero, respectively. As of December 31, 2025 and 2024, the Company had U.S. state net operating loss carryforwards on a gross-basis of $15.7 million and $6.3 million, respectively. The U.S. state net operating loss carryforward begins to expire in 2026. The Company does not have any income tax credit carryforwards.

The following table summarizes the changes to the gross unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023:

	December 31,
(in millions)	2025	2024	2023
Gross unrecognized tax benefits, beginning of period	$1.5	$—	$—
Decreases related to prior year tax positions	(0.3)	—	—
Increases related to current year tax positions	1.4	1.5	—
Gross unrecognized tax benefits, end of period	$2.6	$1.5	$—

For the years ended December 31, 2025, 2024 and 2023, interest and penalties were not significant. The Company records interest and penalties on unrecognized tax benefits within the provision for income taxes in the consolidated statements of (loss) income.

As of December 31, 2025, the Company has $2.6 million of unrecognized tax benefits, which is included within other noncurrent liabilities in the consolidated balance sheets. As of December 31, 2025, none of the unrecognized tax benefits would impact the effective income tax rate if recognized.

The Company is subject to U.S. federal income tax and various state, local and foreign taxes in numerous jurisdictions. The Company’s federal tax returns for 2022 through 2025 years remain open for examination by the IRS. In most cases, the Company’s state tax returns for 2022 through 2025 remain open and are subject to income tax examinations by state taxing authorities.

The amount of cash income taxes paid by the Company was as follows:

Year Ended December 31,
(in millions)	2025
US Federal	$4.0
State and local
Colorado	(0.3)
Foreign
United Kingdom	0.7
Canada	0.3
South Africa	0.3
Total cash paid for income taxes, net of refunds	$5.0

The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $4.6 million and $6.9 million, respectively.

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

The amounts presented below represent the future minimum annual payments under the Company’s operating leases and other contractual obligations that have initial or remaining non-cancelable terms in excess of one year as of December 31, 2025:

	Years Ending December 31,
(in millions)	2026	2027	2028	2029	2030	Thereafter	Total
Operating leases	$5.3	$2.7	$1.0	$0.1	$—	$—	$9.1
Other contractual obligations	40.4	18.5	8.6	2.8	0.7	1.2	72.2
	$45.7	$21.2	$9.6	$2.9	$0.7	$1.2	$81.3

Litigation

The Company is subject to litigation and other claims in the ordinary course of business. The Company records an accrual for loss contingencies for legal proceedings when it believes that an unfavorable outcome is both probable and the amount or range of any possible loss is reasonably estimable. The Company did not record an accrual for loss contingencies associated with legal proceedings as of December 31, 2025 and 2024. In the opinion of management, the Company is not presently a party to any material litigation and management is not aware of any pending or threatened litigation against the Company that would have a material adverse impact on the Company’s business, consolidated balance sheets, results of operations or cash flows.

Other Commitments and Contingencies

Refer to Note 9, Fair Value Measurements, for further discussion on the contingent considerations related to the Company’s acquisition of the Generis Group, This is Beyond, Insurtech, GRC, Glamping Americas, Futurist, Hotel Interactive and Lodestone.

Note 17. Accounts payable and other current liabilities

Accounts payable and other current liabilities consisted of the following:

	December 31,
(in millions)	2025	2024
Trade payables	$15.7	$17.3
Other current liabilities	9.5	11.3
Accrued event costs	9.3	7.4
Accrued personnel costs	9.2	4.7
Total accounts payable and other current liabilities	$43.7	$40.7

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

The following table presents a reconciliation of reportable segment revenues, other income, and Adjusted EBITDA to net (loss) income before income taxes:

	Years Ended December 31,
(in millions)	2025	2024	2023
Revenues
Connections Segment	$423.1	$355.1	$340.2
All Other Category	40.3	43.7	42.6
Total revenues	$463.4	$398.8	$382.8

Other income, net
Connections Segment	$—	$1.5	$2.8
Total other income, net	$—	$1.5	$2.8

Connections Segment expenses
Cost of Revenues	$158.2	$136.0	$127.4
Selling, general and administrative	93.6	78.3	78.8
Total expenses	$251.8	$214.3	$206.2

Adjusted EBITDA
Connections Segment	$171.3	$142.3	$136.8
Segment Adjusted EBITDA	$171.3	$142.3	$136.8

All Other Category Adjusted EBITDA	$7.2	$6.2	$3.6
General corporate and other expenses(1)	(51.4)	(46.8)	(42.6)
Interest expense, net	(44.2)	(39.3)	(35.1)
Loss on extinguishment of debt	—	—	(2.3)
Intangible asset impairment charge	—	(7.3)	—
Depreciation and amortization expense	(31.0)	(28.3)	(45.0)
Stock-based compensation expense	(11.3)	(5.8)	(7.8)
Remeasurement of contingent consideration	(45.8)	1.2	2.3
Other items(2)	(16.4)	(14.7)	(12.8)
(Loss) income before income taxes	$(21.6)	$7.5	$(2.9)
(1)
General corporate and other expenses are primarily related to corporate level expenditures.
(2)
Other items for the year ended December 31, 2025 included: (i) $6.3 million in acquisition-related integration and restructuring-related transition costs; (ii) $6.2 million in acquisition-related transaction costs and (iii) $3.9 million in non-recurring legal, audit and consulting fees. Other items for the year ended December 31, 2024 included: (i) $8.3 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $3.7 million; (ii) $3.4 million in acquisition-related transaction costs and (iii) $3.0 million in non-recurring legal, audit and consulting fees. Other items for the year ended December 31, 2023 included: (i) $6.1 million in acquisition-related integration and restructuring-related transition costs, including a one-time severance expense of $1.5 million; (ii) $2.6 million in acquisition-related transaction costs and (iii) $4.1 million in non-recurring legal, audit and consulting fees.

The following table presents reportable and non-reportable segment cost of revenues and selling, general and administrative expenses:

	Years Ended December 31,
	2025	2024	2023
	(dollars in millions)
Cost of revenues
Connections Segment	$158.2	$136.0	$127.4
All Other Category	10.4	10.8	9.6
Other items(1)	0.1	0.7	0.6
Total cost of revenues	$168.7	$147.5	$137.6

Selling, general and administrative expenses
Connections Segment	$93.6	$78.3	$78.8
All Other Category	22.7	26.7	29.4
Corporate	51.4	46.8	42.6
Other items(1)	73.5	18.6	17.5
Total selling, general and administrative expenses	$241.2	$170.4	$168.3
(1)
Other items included in cost of revenues and selling, general and administrative expenses relate to one-time adjustments that are considered to not be indicative of ongoing segment operative performance.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. For the years ended December 31, 2025, 2024 and 2023, revenues were derived from transactions in the following countries:

	Years Ended December 31,
(in millions)	2025	2024	2023
Revenues
United States	$414.2	$382.8	$369.4
All other countries	49.2	16.0	13.4
Total revenues	$463.4	$398.8	$382.8

Note 19. Subsequent Events

Dividends Declared

On March 12, 2026, the Company’s Board of Directors declared a dividend for the quarter ending March 31, 2026 of $0.015 per share payable on April 2, 2026 to holders of the Company’s common stock as of March 23, 2026.

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Balance Sheets

December 31, 2025 and 2024

(dollars in millions, share data in thousands except par value)	2025	2024
Assets
Current assets
Receivable from related parties	$—	$—
Total current assets	—	—
Noncurrent assets
Long term receivable from related parties	—	—
Investment in subsidiaries	338.8	385.9
Total assets	$338.8	$385.9
Liabilities and Stockholders’ Equity
Current liabilities
Payable to subsidiary	$—	$—
Total current liabilities	—	—
Noncurrent liabilities
Long term payable to subsidiary	—	—
Total liabilities	$—	$—
Stockholders’ equity
Common stock, $0.01 par value; authorized shares at December 31, 2025 and 2024: 800,000; 197,697 and 201,447 shares issued and outstanding at December 31, 2025 and 2024, respectively	2.0	2.0
Additional paid-in capital	1,016.4	1,034.0
Accumulated other comprehensive income	1.2	—
Accumulated deficit	(680.8)	(650.1)
Total stockholders’ equity	338.8	385.9
Total liabilities and stockholders’ equity	$338.8	$385.9

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Condensed Statements of (Loss) Income and Comprehensive (Loss) Income

December 31, 2025, 2024 and 2023

(dollars in millions)	2025	2024	2023
Revenues	$—	$—	$—
Other income, net	—	—	—
Cost of revenues	—	—	—
Selling, general and administrative expense	—	—	—
Depreciation and amortization expense	—	—	—
Goodwill impairment charge	—	—	—
Intangible asset impairment charge	—	—	—
Operating income (loss)	—	—	—
Interest expense	—	—	—
Interest income	—	—	—
Loss on extinguishment of debt	—	—	—
Other expense	—	—	—
Loss on disposal of fixed assets	—	—	—
(Loss) income before income taxes	—	—	—
Provision for (benefit from) income taxes	—	—	—
Earnings before equity in net (loss) income and comprehensive (loss) income of subsidiaries	—	—	—
Equity in net income (losses) and comprehensive income (losses) of subsidiaries	(30.7)	2.2	(8.2)
Accretion to redemption value of redeemable convertible preferred stock	—	(12.7)	(42.0)
Net (loss) income and comprehensive (loss) income	$(30.7)	$(10.5)	$(50.2)

Emerald Holding, Inc. (parent company only)

Schedule I – Condensed Financial Information of Registrant

Notes to Condensed Financial Statements

December 31, 2025, 2024 and 2023

1. Basis of Presentation

In the parent-company-only financial statements, Emerald Holding, Inc.’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since the date of acquisition. The parent-company-only financial statements should be read in conjunction with the Company’s consolidated financial statements. A condensed statement of cash flows was not presented because Emerald Holding, Inc.’s net operating activities have no cash impact and there were no investing or financing cash flow activities during the fiscal years ended December 31, 2025, 2024 and 2023.

Income taxes and non-cash stock-based compensation have been allocated to the Company’s subsidiaries for the fiscal years ended December 31, 2025, 2024 and 2023.

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

2. Guarantees and Restrictions

As of the balance sheet dates presented herein, the Company’s wholly owned subsidiary, Emerald X, Inc. (“Emerald X”), is the borrower under the Second Amended and Restated Senior Secured Credit Facilities, by and among Expo Event Midco, Inc. (“EEM”), Emerald X and Emerald X’s subsidiaries as guarantors, various lenders from time to time party thereto and Bank of America, N.A., as administrative agent, as amended from time to time. The Second Amended and Restated Senior Secured Credit Facilities include restrictions on the ability of Emerald X and its restricted subsidiaries to incur additional liens and indebtedness, make investments and dispositions, pay dividends and make intercompany loans and advances or enter into other transactions, among other restrictions, in each case subject to certain exceptions. Under the Second Amended and Restated Senior Secured Credit Facilities, Emerald X would be permitted to pay dividends (a) up to an amount equal to, (i) a basket that builds based on 50% of Emerald X’s Consolidated Net Income (as defined in the Second Amended and Restated Senior Secured Credit Facilities) and certain other amounts, subject to various conditions including compliance with an interest coverage ratio of 2.0 to 1.0 and (b) in certain additional limited amounts, subject to certain exceptions set forth in the Second Amended and Restated Senior Secured Credit Facilities.

Since the restricted net assets of Emerald X and its subsidiaries exceed 25% of the consolidated net assets of the Company and its subsidiaries as of the dates presented above, the condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. This information should be read in conjunction with the consolidated financial statements.

Emerald Holding, Inc.

Schedule II – Valuation and Qualifying Accounts

			Additions
	Balance at Beginning of Period	Reclassification	Charged to Costs & Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Description	(in millions)
Year Ended December 31, 2025:
Allowance for credit losses	$1.6	—	2.8	—	(0.5)	$3.9
Deferred tax asset valuation allowance	$29.3	—	—	(5.2)	—	$24.1

Year Ended December 31, 2024:
Allowance for credit losses	$1.4	—	0.5	—	(0.3)	$1.6
Deferred tax asset valuation allowance	$31.7	—	—	(2.4)	—	$29.3

Year Ended December 31, 2023:
Allowance for credit losses	$1.5	—	0.3	—	(0.4)	$1.4
Deferred tax asset valuation allowance	$28.0	—	—	3.7	—	$31.7

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

As of the end of the period covered by this report, management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025 the disclosure controls and procedures were effective at the reasonable assurance level.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

On March 13, 2025, May 2, 2025 and August 8, 2025, we completed the acquisitions of Insurtech, This is Beyond and the Generis Group, respectively, which are wholly-owned subsidiaries (see Note 4, Business Acquisitions). In accordance with general guidance issued by the staff of the SEC, we have excluded Insurtech, This is Beyond and the Generis Group from our evaluation of internal control over financial reporting for the fiscal year ended December 31, 2025. The total assets and total revenue of Insurtech represent approximately 3% and 3%, respectively, of the related consolidated financial statement amounts as of December 31, 2025. The total assets and total revenue of This is Beyond represent approximately 17% and 9%, respectively, of the related consolidated financial statement amounts as of December 31, 2025. The total assets and total revenue of the Generis Group represent approximately 7% and 3%, respectively, of the related consolidated financial statement amounts as of December 31, 2025.

Based on the evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing under “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s fourth fiscal quarter of 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

(a) Form 8-K Disclosures

None.

(b) Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.

Item 11. Executive Compensation.

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item will be included in our definitive proxy statement for the 2026 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2025.

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

		Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
4.3	Registration Rights Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
4.4	Description of the Registrant’s Securities.	Annual Report on Form 10-K (File No. 001-38076)	March 14, 2025
10.1	Amended and Restated Credit Agreement, among Emerald Expositions Holding, Inc., the guarantors party thereto, Bank of America, N.A. and other lenders party thereto, dated May 22, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 25, 2017
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
10.8

Amendment No. 1 to the Senior Secured Credit Facilities, by and among Emerald X, Inc., Expo Event Midco, Inc., the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto, dated August 13, 2025.

		Current Report on Form 8-K (File No. 001-38076)	August 14, 2025
10.9+	Amended and Restated 2017 Omnibus Equity Plan.	Registration Statement on Form S-8 (File No. 333-258320)	November 6, 2023
10.10	Amended and Restated Stockholders’ Agreement by and among the Registrant and the stockholders party thereto, dated as of April 27, 2017.	Current Report on Form 8-K (File No. 001-38076)	May 3, 2017
10.11

Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners III LP, Onex Partners III GP LP, Onex US Principals LP, Onex Partners III PV LP, Onex Expo SARL, Onex Partners III Select LP and Onex Advisor Subco III LLC.

		Current Report on Form 8-K (File No. 001-38076)	June 30, 2020

10.12	Stockholders Letter Agreement, dated as of June 29, 2020, by and among Emerald Holding, Inc. and Onex Partners V LP and OPV Gem Aggregator LP.	Current Report on Form 8-K (File No. 001-38076)	June 30, 2020
10.13+	Form of Restricted Stock Unit Agreement.	Current Report on Form 8-K (File No. 001-38076)	June 14, 2017
10.14+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.15+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents).	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.16+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for non-California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.17+	Form of Stock Option Agreement under the 2017 Omnibus Equity Plan (for California residents), effective as of January 4, 2021.	Annual Report on Form 10-K/A (File No. 001-38076)	November 8, 2021
10.18+	Form of Post-IPO Restricted Stock Unit Award Agreement under the 2017 Omnibus Equity Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	November 2, 2017
10.19	Form of Indemnification Agreement.	Form S-1 Registration Statement (File No. 333-217091)	April 10, 2017
10.20+	Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.21+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for non-California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.22+	Form of Stock Option Agreement under the Amended and Restated Expo Event Holdco, Inc. 2013 Stock Option Plan (for California residents).	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.23+	Form of Annual Incentive Plan.	Form S-1 Registration Statement (File No. 333-217091)	March 31, 2017
10.24+	2019 Employee Stock Purchase Plan.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 2, 2019
10.25+	Employment Agreement, dated January 16, 2020, by and between Emerald Expositions Events, LLC and David Doft, and solely for the purposes of Section 2.3 therein, Emerald Expositions Events, Inc.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.26+	Form of Performance Based Share Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020
10.27+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and David Doft, dated January 16, 2020.	Annual Report on Form 10-K (File No. 001-38076)	February 14, 2020

10.28+	Special Bonus Agreement by and between David Doft and Emerald X, LLC dated November 5, 2021.	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.29+	Employment Agreement, dated November 10, 2020, by and between Emerald X, LLC and Hervé Sedky, and solely for the purposes of certain sections therein, Emerald Holding, Inc.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.30+	Form of Restricted Stock Unit Award Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.31+	Form of Stock Option Agreement, by and between the Registrant and Hervé Sedky.	Current Report on Form 8-K (File No. 001-38076)	November 13, 2020
10.32+	Amended and Restated 2017 Omnibus Equity Plan, effective as of May 17, 2023.	Form S-8 Registration Statement (File No. 333-217091)	November 6, 2023
10.33+	Form of Stock Option Agreement under the Amended and Restated 2017 Omnibus Equity Plan, as amended and restated, effective as of May 17, 2023 (California residents).	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.34+	Form of Stock Option Agreement under the Amended and Restated 2017 Omnibus Equity Plan, as amended and restated, effective as of May 17, 2023 (Non-California residents).	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.35	Waiver Letter, executed by OPV Gem Aggregator LP, dated February 13, 2024.	Current Report on Form 8-K (File No. 001-38076)	February 15, 2024
10.36+	Employment Agreement, by and between Issa Jouaneh and The Staffing Edge ULC (on behalf of Emerald X, LLC), dated April 19, 2021, as amended on May 17, 2021, November 7, 2022, January 6, 2023.	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
10.37+	Jouaneh Employment Agreement, by and between Issa Jouaneh and Emerald X Canada Inc., dated February 10, 2025.	Current Report on Form 8-K (File No. 001-38076)	February 13, 2025
10.38+	Separation Agreement and General Release, by and between Emerald X, LLC and Stacey Sayetta, dated March 3, 2024.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 7, 2024
10.39+	Separation Agreement and General Release, by and between Emerald X, LLC and Brian Field, dated March 3, 2024.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 7, 2024
10.40+#	Offer Letter, by and between Sara Altschul and Emerald X, LLC, dated April 5, 2024.	Quarterly Report on Form 10-Q (File No. 001-38076)	May 2, 2025
19.1	Emerald Holding, Inc. Securities Trading Policy	Annual Report on Form 10-K (File No. 001-38076)	March 14, 2025
21.1*	List of subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Emerald Holding, Inc. Clawback Policy	Annual Report on Form 10-K (File No. 001-38076)	March 5, 2024
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document
101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL included: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of (Loss) Income, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

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

EMERALD HOLDING, INC.

Date: March 13, 2026	By:	/s/ David Doft
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

Name	Title	Date
/s/ Hervé Sedky	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2026
Hervé Sedky
Chief Financial Officer and Treasurer
/s/ David Doft	(Principal Financial Officer and Principal Accounting Officer)	March 13, 2026
David Doft

/s/ Konstantin Gilis	Chairman of the Board and Director	March 13, 2026
Konstantin Gilis

/s/ Michael Alicea	Director	March 13, 2026
Michael Alicea

/s/ Lynda M. Clarizio	Director	March 13, 2026
Lynda M. Clarizio

/s/ Todd Hyatt	Director	March 13, 2026
Todd Hyatt

/s/ Lisa Klinger	Director	March 13, 2026
Lisa Klinger

/s/ David Levin	Director	March 13, 2026
David Levin

/s/ Anthony Munk	Director	March 13, 2026
Anthony Munk

/s/ Emmanuelle Skala	Director	March 13, 2026
Emmanuelle Skala