Form 10-Q
period 2026-03-31
Emerald Holding, Inc.
filed 2026-05-11
CIK 1579214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 7, 2026, there were 197,909,463 shares of the Registrant’s common stock, par value $0.01, outstanding.

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
•
general economic conditions, including the impact of tariffs and trade policy, inflationary pressures and fluctuations in interest rates;
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
•
risks associated with our expanding international operations, including exposure to foreign exchange rate fluctuations;

•
that we do not own certain of the trade shows that we operate;
•
the infringement or invalidation of proprietary rights;
•
disruption of our information technology systems;
•
the failure to maintain the integrity or confidentiality of employee or customer data;
•
our ability to leverage artificial intelligence and other technologies in our products and services;
•
our potential inability to utilize tax benefits associated with tax deductible amortization expenses; and
•
other factors beyond our control, including those listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”) and in other filings we may make from time to time with the SEC.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Emerald Holding, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in millions, share data in thousands, except par value)	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$121.1	$100.9
Trade and other receivables, net of allowances of $3.7 million and $3.9 million as of March 31, 2026 and December 31, 2025, respectively	130.0	99.0
Prepaid expenses and other current assets	26.1	35.4
Total current assets	277.2	235.3
Noncurrent assets
Goodwill, net	780.3	783.6
Intangible assets, net	174.7	181.4
Other noncurrent assets	11.4	12.5
Total assets	$1,243.6	$1,212.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and other current liabilities	$53.5	$43.7
Income tax payable	3.5	2.1
Cancelled event liabilities	0.5	1.0
Deferred revenues	224.3	219.2
Contingent consideration	11.9	12.2
Right-of-use lease liabilities, current portion	5.1	5.3
Term loan, current portion	5.2	5.2
Total current liabilities	304.0	288.7
Noncurrent liabilities
Term loan, net of discount and deferred financing fees	497.5	498.6
Deferred tax liabilities, net	17.5	17.6
Other noncurrent liabilities	86.2	69.1
Total liabilities	905.2	874.0
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.01 par value; authorized shares at March 31, 2026 and December 31, 2025: 800,000; 197,909 and 197,697 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2.0	2.0
Additional paid-in capital	1,011.9	1,016.4
Accumulated other comprehensive (loss) income	(1.9)	1.2
Accumulated deficit	(673.6)	(680.8)
Total stockholders’ equity	338.4	338.8
Total liabilities and stockholders’ equity	$1,243.6	$1,212.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three Months Ended
(dollars in millions, share data in thousands except earnings per share)	March 31, 2026	March 31, 2025
Revenues	$155.4	$147.7
Cost of revenues	55.9	51.4
Selling, general and administrative expense	71.9	54.1
Depreciation and amortization expense	8.1	6.4
Operating income	19.5	35.8
Interest expense	9.4	17.4
Interest income	0.3	2.3
Income before income taxes	10.4	20.7
Provision for income taxes	3.2	5.4
Net income attributable to Emerald Holding, Inc.	$7.2	$15.3
Basic income per share	$0.04	$0.08
Diluted income per share	$0.04	$0.08
Basic weighted average common shares outstanding	197,811	200,596
Diluted weighted average common shares outstanding	199,490	200,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended
(dollars in millions)	March 31, 2026	March 31, 2025
Net income attributable to Emerald Holding, Inc.	$7.2	$15.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3.1)	—
Total other comprehensive (loss) income, net of tax:	(3.1)	—
Comprehensive income attributable to Emerald Holding, Inc. common stockholders	$4.1	$15.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

	Three Months Ended March 31, 2026
	(shares in thousands; dollars in millions)
	Total Emerald Holding, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at December 31, 2025	197,697	$2.0	$1,016.4	$1.2	$(680.8)	$338.8
Stock-based compensation	—	—	2.9	—	—	2.9
Issuance of common stock under equity plans	212	—	—	—	—	—
Dividend payable	—	—	(3.0)	—	—	(3.0)
Cash settlement of share-based awards	—	—	(4.2)	—	—	(4.2)
Tax withheld related to RSU vesting	—	—	(0.2)	—	—	(0.2)
Other comprehensive loss	—	—	—	(3.1)	—	(3.1)
Net income	—	—	—	—	7.2	7.2
Balances at March 31, 2026	197,909	$2.0	$1,011.9	$(1.9)	$(673.6)	$338.4

	Three Months Ended March 31, 2025
	(shares in thousands; dollars in millions)
	Total Emerald Holding, Inc. Stockholders’ Equity
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	201,447	$2.0	$1,034.0	$(650.1)	$385.9
Stock-based compensation	—	—	2.6	—	2.6
Dividends on common stock	—	—	(3.0)	—	(3.0)
Issuance of common stock under equity plans	179	—	0.1	—	0.1
Repurchase of common stock	(2,029)	—	(8.8)	—	(8.8)
Net income and comprehensive income	—	—	—	15.3	15.3
Balances at March 31, 2025	199,597	$2.0	$1,024.9	$(634.8)	$392.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating activities
Net income	$7.2	$15.3
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2.9	2.6
Allowance for credit losses	0.3	0.3
Depreciation and amortization	8.1	6.4
Non-cash operating lease expense	0.9	0.6
Amortization of deferred financing fees and debt discount	0.3	0.7
Deferred income taxes	0.1	(0.9)
Remeasurement of contingent consideration	17.9	3.1
Changes in operating assets and liabilities, net of effect of businesses acquired:
Trade and other receivables	(31.7)	(34.7)
Prepaid expenses and other assets	9.3	11.7
Accounts payable and other liabilities	7.3	16.5
Contingent consideration	—	(0.2)
Income tax payable	1.4	7.0
Deferred revenues	5.9	(14.9)
Operating lease liabilities	(1.2)	(0.9)
Net cash provided by operating activities	28.7	12.6
Investing activities
Acquisition of businesses, net of cash acquired	—	(19.6)
Purchases of property and equipment	(0.2)	(0.2)
Purchases of intangible assets	(1.6)	(1.6)
Net cash used in investing activities	(1.8)	(21.4)
Financing activities
Payment of contingent consideration for acquisition of businesses	—	(0.4)
Release of holdback related to prior business acquisition	(0.3)	—
Proceeds from Second Amended and Restated Term Loan Facility	—	275.4
Repayment of principal on Previous Extended Term Loan Facility	—	(169.5)
Repayment of principal on Second Amended and Restated Term Loan Facility	(1.3)	—
Original issuance discount	—	(1.3)
Fees paid for debt issuance	—	(1.7)
Repurchase of common stock	—	(8.8)
Cash settlement of share-based awards	(4.2)	—
Dividends on common stock	—	(3.0)
Proceeds from issuance of common stock under equity plans	—	0.1
Net cash (used in) provided by financing activities	(5.8)	90.8
Effect of foreign exchange rates on cash and cash equivalents	(0.9)	—
Net increase in cash and cash equivalents	20.2	82.0
Cash and cash equivalents
Beginning of period	100.9	194.8
End of period	$121.1	$276.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Emerald Holding, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)—Continued

(in millions)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Supplemental disclosure of non-cash investing and financing activities:
Unpaid capital expenditures	$0.3	$0.3
Second Amended and Restated Term Loan Facility	$—	$239.6
Previous Extended Term Loan Facility	$—	$(239.6)

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

These unaudited condensed consolidated financial statements do not include all disclosures required by GAAP, and therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the more detailed audited consolidated financial statements for the year ended December 31, 2025. The December 31, 2025 condensed consolidated balance sheet was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2025.

The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for a full year, any other interim periods or any future year or period.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation.

Foreign Currency Translations

The financial results of the Company’s international operations are primarily measured using the local currency as the functional currency. Assets and liabilities recorded in foreign currencies are translated to the U.S. dollar, which is the reporting currency of the Company, at the exchange rate as of the date of the balance sheet. Revenue and expenses are translated using the average exchange rate during the month in which the transaction occurs. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity.

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

A significant portion of the Company’s annual revenue is generated from the Connections segment, primarily related to the production of trade shows and conference events (collectively, “trade shows”), including booth space sales, registration fees and sponsorship fees. The Company recognizes revenue in the period the trade show occurs. Trade show and other events revenues represented approximately 94.1% and 93.6% of total revenues for the three months ended March 31, 2026 and 2025, respectively.

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

Deferred revenues generally consist of booth space sales, registration fees and sponsorship fees that are invoiced prior to a trade show, as well as upfront payments for software subscription fees, professional services and implementation fees for the Company’s subscription software and services. Current deferred revenues were $224.3 million and $219.2 million as of March 31, 2026 and December 31, 2025, respectively, and are reported as deferred revenues on the condensed consolidated balance sheets. Long-term deferred revenues as of March 31, 2026 were $1.4 million and are reported as other noncurrent liabilities on the condensed consolidated balance sheets. Long-term deferred revenues as of December 31, 2025 were immaterial. During the three months ended March 31, 2026, the Company recognized revenues of $104.0 million from amounts included in deferred revenue at the beginning of the respective period.

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

The Company applies a practical expedient which allows the exclusion of disclosure information regarding remaining performance obligations if the performance obligation is part of a contract that has an expected duration of one year or less. The Company’s performance obligations greater than one year were $1.4 million as of March 31, 2026.

Disaggregation of Revenue

The following table represents revenues disaggregated by type:

	Three Months Ended March 31,
	2026	2025
Revenues	(in millions)
Connections	$146.2	$138.3
Content	3.7	4.2
Commerce	5.5	5.2
Total revenues	$155.4	$147.7

Accounts Receivable

The Company monitors collections and payments from its customers and maintains an allowance based upon applying an expected credit loss rate to receivables based on the historical loss rate from similar higher risk customers adjusted for current conditions, including any specific customer collection issues identified, and forecasts of economic conditions. Delinquent account balances are written off after management has determined that the likelihood of collection is remote. The activities in this account, including the current-period provision for expected credit losses for the three months ended March 31, 2026 and 2025, were not material. Account balances written off during the three months ended March 31, 2026 and 2025 were $0.5 million and not material, respectively.

4.
Business Acquisitions

There was no acquisition activity during the three months ended March 31, 2026.

Supplemental Pro-Forma Information

Supplemental information on an unaudited pro-forma basis is reflected as if the 2025 acquisitions of Generis Group, This Is Beyond and Insurtech had occurred at the beginning of 2024, after giving effect to certain pro-forma adjustments primarily related to the amortization of acquired intangible assets and related income tax effects. The unaudited pro-forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects amortization of intangible assets as a result of the acquisition. Pro forma net income (loss) has been tax affected based on the Company’s effective tax rate in the historical periods presented. The supplemental unaudited pro-forma financial information is presented for comparative purposes only. It is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Company completed the acquisition at the dates indicated, nor is it intended to project the future financial position or operating results of the combined Company. Further, the supplemental pro-forma information has not been adjusted for show timing differences or discontinued events.

Three Months Ended March 31,
2025
(in millions)	(Unaudited)
Pro-forma revenues(1)
Generis Group	$2.8
Emerald revenue	147.7
Total pro-forma revenues	$150.5

Pro-forma net (loss) income
Generis Group	$(0.3)
This is Beyond	(2.6)
Insurtech	(0.7)
Emerald net income	15.3
Total pro-forma net income	$11.7

(1)
Pro-forma revenues from the Insurtech and This is Beyond acquisitions were not material to the three months ended March 31, 2025.

5.
Property and Equipment

Property and equipment, net, consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
Furniture, equipment and other	$7.1	$7.0
Leasehold improvements	1.4	1.4
	8.5	8.4
Less: Accumulated depreciation	(6.5)	(6.3)
Property and equipment, net	$2.0	$2.1

Depreciation expense related to property and equipment for the three months ended March 31, 2026 and 2025 was immaterial.

6.
Intangible Assets and Goodwill

Intangible Assets, Net

Intangible assets, net consisted of the following:

(in millions)	Indefinite- lived trade names	Customer relationship intangibles	Definite- lived trade names	Acquired Technology	Acquired Content	Computer software	Capitalized software in progress	Total Intangible Assets
Gross carrying amount at March 31, 2026	$45.7	$391.4	$111.9	$8.4	$2.6	$54.4	$2.4	$616.8
Accumulated amortization	—	(359.9)	(36.3)	(6.8)	(2.0)	(37.1)	—	(442.1)
Net carrying amount at March 31, 2026	$45.7	$31.5	$75.6	$1.6	$0.6	$17.3	$2.4	$174.7

Gross carrying amount at December 31, 2025	$45.7	$391.9	$112.2	$8.4	$2.6	$52.9	$1.9	$615.6
Accumulated amortization	—	(356.7)	(34.4)	(6.6)	(1.8)	(34.7)	—	(434.2)
Net carrying amount at December 31, 2025	$45.7	$35.2	$77.8	$1.8	$0.8	$18.2	$1.9	$181.4

Amortization expense for the three months ended March 31, 2026 and 2025 was $7.9 million and $6.2 million, respectively.

Goodwill

The table below summarizes the changes in the carrying amount of goodwill for each reportable segment:

	Reportable Segment
(in millions)	Connections	All Other	Total
Balance at December 31, 2025	$748.0	$35.6	$783.6
Foreign currency translation	(3.3)	—	(3.3)
Balance at March 31, 2026	$744.7	$35.6	$780.3

7.
Debt

Debt is comprised of the following indebtedness to various lenders:

(in millions)	March 31, 2026	December 31, 2025
Second Amended and Restated Term Loan Facility due 2032, net(a)	$502.7	$503.8
Less: Current maturities	5.2	5.2
Long-term debt, net of current maturities, debt discount and deferred financing fees	$497.5	$498.6

(a)
The Second Amended and Restated Term Loan Facility (as defined below) with interest at SOFR plus 3.25% as of March 31, 2026 and December 31, 2025 (equal to 6.92% and 6.97% at March 31, 2026 and December 31, 2025, respectively), scheduled to mature on January 30, 2032, was recorded net of unamortized discount of $6.5 million and net of unamortized deferred financing fees of $1.9 million as of March 31, 2026. The Second Amended and Restated Term Loan Facility as of December 31, 2025 was recorded net of unamortized discount of $6.7 million and net of unamortized deferred financing fees of $2.0 million. The fair market value of the Company’s debt under the Second Amended and Restated Term Loan Facility was $511.3 million as of March 31, 2026.

Second Amended and Restated Senior Secured Credit Facilities

On January 30, 2025, Emerald X, Inc. (“Emerald X”), a wholly-owned subsidiary of the Company, entered into the second amended and restated senior secured credit facilities with a syndicate of lenders and Bank of America, N.A., as administrative agent (the “Second Amended and Restated Senior Secured Credit Facilities”), providing for (i) a seven-year $515.0 million term loan facility (the “Second Amended and Restated Term Loan Facility”), scheduled to mature on January 30, 2032 and (ii) a $110.0 million revolving credit facility (the “Second Amended and Restated Revolving Credit Facility”), scheduled to mature on January 30, 2030. The aggregate outstanding principal amount of the Second Amended and Restated Term Loan Facility was approximately $511.1 million as of March 31, 2026.

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

Rates and Fees

Prior to giving effect to Amendment No.1, Term Loans under the Second Amended and Restated Senior Secured Credit Facilities bore interest at a rate equal to, at Emerald X’s option, either:

•
a base rate equal to the greatest of: (i) the administrative agent’s prime rate; (ii) the federal funds effective rate plus 50 basis points and (iii) one-month Term SOFR plus 1.00%; in each case plus 2.75%, or
•
Term SOFR plus 3.75%;

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

The Second Amended and Restated Revolving Credit Facility is subject to payment of a commitment fee of 0.25% per annum, calculated on the unused portion of the facility, which may be increased to 0.375% if the Total First Lien Net Leverage Ratio exceeds 3.00 to 1.00 and to 0.50% if the Total First Lien Net Leverage Ratio exceeds 3.50 to 1.00. Upon the issuance of letters of credit under the Second Amended and Restated Senior Secured Credit Facilities, Emerald X is required to pay fronting fees, customary issuance and administration fees and a letter of credit fee equal to the then-applicable margin (as determined by reference to Term SOFR) for the Second Amended and Restated Revolving Credit Facility. Emerald X had no outstanding borrowings under the revolving portion of its Second Amended and Restated Revolving Credit Facility as of March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, Emerald X had $0.5 million in stand-by letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility.

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

In addition, the Second Amended and Restated Revolving Credit Facility contains a financial covenant requiring Emerald X to comply with a 5.50 to 1.00 Total First Lien Net Leverage Ratio. This financial covenant is tested quarterly only if the aggregate amount of revolving loans, swingline loans and letters of credit outstanding under the Second Amended and Restated Revolving Credit Facility (net of up to $10.0 million of outstanding letters of credit and collateralized letters of credit) exceeds 35% of the total commitments thereunder. As of March 31, 2026, the Company was not required to test this financial covenant and Emerald X was in compliance with all covenants under the Second Amended and Restated Senior Secured Credit Facilities.

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

Interest Expense

Interest expense reported in the condensed consolidated statements of income consists of the following:

	Three Months Ended March 31,
(in millions)	2026	2025
Second Amended and Restated Term Loan Facility	$9.0	$10.2
Second Amended and Restated Term Loan Facility third-party fees	—	6.4
Non-cash interest for amortization of debt discount and debt issuance costs	0.3	0.7
Revolving credit facility interest and commitment fees	0.1	0.1
Total interest expense	$9.4	$17.4

The effective interest rate for the term loan under the Second Amended and Restated Senior Secured Credit Facilities at March 31, 2026 and December 31, 2025, after giving effect to Amendment No. 1 thereto, was 7.28% and 7.32%, respectively.

8.
Fair Value Measurements and Financial Risk

As of March 31, 2026, the Company’s assets and liabilities measured at fair value on a recurring basis are categorized in the table below:

(in millions)	Total	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$117.0	$117.0	$—	$—
Money market mutual funds(a)	4.1	4.1	—	—
Total assets at fair value	$121.1	$121.1	$—	$—

Liabilities
Market-based share awards liability(b)	$0.5	$—	$—	$0.5
Contingent consideration(b)	91.9	—	—	91.9
Total liabilities at fair value	$92.4	$—	$—	$92.4

(a)
The Company’s money market mutual funds of $4.1 million as of March 31, 2026 are included within cash and cash equivalents in the condensed consolidated balance sheets. The money market mutual funds are traded in active markets and quoted in broker or dealer quotations and are classified as Level 1 assets. The fair value of the Company’s money market mutual funds is based on unadjusted quoted prices on the reporting date.
(b)
The market-based share awards liability of $0.5 million as of March 31, 2026 is included within other noncurrent liabilities in the condensed consolidated balance sheets. The fair value of the Company’s market-based share awards and contingent consideration are derived from valuation techniques in which one or more significant inputs are unobservable, including the Company’s own assumptions. Contingent consideration of $11.9 million as of March 31, 2026 is included within contingent consideration in the condensed consolidated balance sheets and contingent consideration of $80.0 million is included within other noncurrent liabilities in the condensed consolidated balance sheets.

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

Contingent Consideration

Certain of the Company’s acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future performance thresholds. The Company estimates the fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration as a liability. Contingent consideration liabilities are re-measured to fair value each reporting period and such changes are reported in selling, general and administrative expense in the condensed consolidated statements of income.

The change in fair value of the Company’s contingent consideration liabilities consists of the following activity:

Three Months Ended March 31,
(in millions)	2026
Balance at December 31, 2025	$75.1
Fair value remeasurement adjustments	17.9
Foreign currency translation adjustments	(1.1)
Balance at March 31, 2026	$91.9

Financial Risk

The Company’s condensed consolidated financial statements reflect estimates and assumptions made by management that affect the reported amount of assets and liabilities.

9.
Stockholders’ Equity

Dividends

On March 12, 2026, the Company’s Board of Directors (the “Board”) declared a dividend for the quarter ending March 31, 2026 of $0.015 per share payable on April 2, 2026 to holders of the Company’s common stock as of March 23, 2026. As of March 31, 2026, the Company recorded a dividend payable of $3.0 million which is included within accounts payable and other current liabilities in the condensed consolidated balance sheets.

Dividend activity for the first quarter of 2025 was as follows:

(dollars in millions, except per share values)	Three Months Ended March 31, 2025
Dividend declared on	February 25, 2025
Stockholders of record on	March 10, 2025
Dividend paid on	March 18, 2025
Dividend per share	$0.0150
Cash dividend paid	$3.0

Share Repurchases

October 2024 Share Repurchase Program Extension and Expansion

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

April 2025 Share Repurchase Program Expansion

On April 30, 2025, the Board approved a further expansion of its share repurchase program, which allowed for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2025, subject to early termination or extension by the Board.

October 2025 Share Repurchase Program Extension and Expansion (“October 2025 Share Repurchase Program”)

On October 30, 2025, the Board approved an extension and expansion of its share repurchase program, which allows for the repurchase of up to $25.0 million of the Company’s common stock through December 31, 2026, subject to early termination or extension by the Board. The Company did not repurchase any shares during the three months ended March 31, 2026 under this extension and expansion. There was $24.6 million remaining available for share repurchases under the October 2025 Share Repurchase Program as of March 31, 2026. The share repurchase program may be suspended or discontinued at any time without notice.

Accumulated Other Comprehensive Income (Loss)

The Company reports other comprehensive income (loss) and its components in its condensed consolidated financial statements. Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments affecting stockholders’ equity that, under U.S. GAAP, is excluded from net income (loss). The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2026:

(in millions)	Foreign Currency Translation Adjustments
Balances as of December 31, 2025	$1.2
Other comprehensive income (loss) before reclassifications, net	(3.1)
Net change in accumulated other comprehensive income (loss)	(3.1)
Balances as of March 31, 2026	$(1.9)

10.
Stock-Based Compensation

The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense is included in selling, general and administrative expense in the condensed consolidated statements of income. The related deferred tax benefit for stock-based compensation recognized was $0.6 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

Stock Options

The Company recognized stock-based compensation expense relating to stock option activity of $1.8 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively.

Stock option activity for the three months ended March 31, 2026, was as follows:

		Weighted-Average
	Number of Options	Exercise Price per Option	Remaining Contractual Term	Aggregate Intrinsic Value
	(thousands)		(years)	(millions)
Outstanding at December 31, 2025	16,336	$5.69	6.2	$4.7
Granted	20	4.30
Exercised	(1)	3.81
Forfeited/Expired	(29)	8.60
Outstanding at March 31, 2026	16,326	$5.68	5.9	$5.0
Exercisable at March 31, 2026	12,252	$6.19	5.4	$2.8

There was a total of $4.6 million unrecognized stock-based compensation expense at March 31, 2026 related to unvested stock options expected to be recognized over a weighted-average period of 1.17 years.

Restricted Stock Units (“RSUs”)

The Company grants RSUs that contain service conditions to certain executives and employees. The Company recognizes cumulative stock-based compensation expense for the portion of the awards for which the service period is probable of being satisfied. Stock-based compensation expense relating to RSU activity recognized in the three months ended March 31, 2026 and 2025 was $1.1 million and $0.9 million, respectively. There was a total of $4.3 million of unrecognized stock-based compensation expense at March 31, 2026 related to unvested RSUs expected to be recognized over a weighted-average period of 1.7 years.

During the three months ended March 31, 2026, upon vesting, the Company settled certain RSUs that were granted in 2025 in exchange for cash. The awards were classified as equity awards from the grant date as they were intended to be settled in shares. The Company has no history or stated policy of settling such awards in cash, and there is no implied obligation to do so in the future. The total cash outflow related to this settlement was $4.2 million.

RSU activity for the three months ended March 31, 2026, was as follows:

(share data in thousands, except per share data)	Number of RSUs (share data in thousands)	Weighted Average Grant Date Fair Value per Share
Unvested balance, December 31, 2025	2,924	$4.17
Granted	140	4.30
Forfeited	(37)	4.13
Vested	(1,150)	4.22
Unvested balance, March 31, 2026	1,877	$4.15

11.
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding employee share awards were excluded from the computation of diluted earnings per share because they were antidilutive in the periods presented but could be dilutive in the future. Performance-based market condition share awards are considered contingently issuable shares, which would be included in the denominator for earnings per share if the applicable market conditions have been achieved, and the inclusion of any performance-based market condition share awards is dilutive for the respective reporting periods. For the three months ended March 31, 2026 and 2025, unvested performance-based market condition share awards were excluded from the calculation of diluted earnings per share because the market conditions had not been met.

The details of the computation of basic and diluted earnings per common share are as follows:

	Three Months Ended March 31,
(dollars in millions, share data in thousands except earnings per share)	2026	2025
Net income attributable to Emerald Holding, Inc.	$7.2	$15.3
Weighted average common shares outstanding	197,811	200,596
Basic income per share	$0.04	$0.08
Dilutive effect of stock options	1,679	245
Diluted weighted average common shares outstanding	199,490	200,841
Diluted income per share	$0.04	$0.08
Anti-dilutive employee share awards excluded from diluted earnings per share calculation	9,746	17,985

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

The Company’s U.S. federal statutory corporate income tax rate was 21% as of March 31, 2026. For the three months ended March 31, 2026 and 2025, the Company recorded a provision for income taxes of $3.2 million and $5.4 million, respectively, which resulted in an effective tax rate of 30.8% and 26.1%, respectively. The differences between the U.S. federal statutory and effective tax rates are primarily attributable to changes in valuation allowances, state taxes, global intangible low-taxed income and nondeductible cost for contingent liabilities.

Liabilities for unrecognized tax benefits were $2.6 million as of March 31, 2026 and December 31, 2025, and are included within other noncurrent liabilities in the condensed consolidated balance sheets. Associated interest and penalties were not significant as of March 31, 2026 and December 31, 2025.

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

The following table presents a reconciliation of reportable segment revenues and Adjusted EBITDA to net income before income taxes:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues
Connections Segment	$146.2	$138.3
All Other Category	9.2	9.4
Total revenues	$155.4	$147.7

Connections Segment expenses
Cost of Revenues	$53.8	$48.8
Selling, general and administrative	25.9	23.4
Total expenses	$79.7	$72.2

Adjusted EBITDA
Connections Segment	$66.5	$66.2
Segment Adjusted EBITDA	$66.5	$66.2

All Other Category Adjusted EBITDA	$1.8	$0.7
General corporate and other expenses(1)	(15.6)	(13.3)
Interest expense, net	(9.1)	(15.1)
Depreciation and amortization expense	(8.1)	(6.4)
Stock-based compensation expense	(2.9)	(2.6)
Remeasurement of contingent consideration	(17.9)	(3.1)
Other items(2)	(4.3)	(5.7)
Income before income taxes	$10.4	$20.7
(1)
General corporate and other expenses are primarily related to corporate level expenditures.
(2)
Other items for the three months ended March 31, 2026 included: (i) $0.7 million in acquisition-related transaction costs; (ii) $2.2 million in acquisition-related integration and restructuring-related transition costs; and (iii) $1.4 million in non-recurring legal, audit and consulting fees. Other items for the three months ended March 31, 2025 included: (i) $3.7 million in acquisition-related transaction costs; (ii) $0.6 million in acquisition-related integration and restructuring-related transition costs; and (iii) $1.4 million in non-recurring legal, audit and consulting fees.

The following table presents reportable and non-reportable segment cost of revenues and selling, general and administrative expenses:

	Three Months Ended March 31,
(in millions)	2026	2025
Cost of revenues
Connections Segment	$53.8	$48.8
All Other Category	2.1	2.6
Total cost of revenues	$55.9	$51.4

Selling, general and administrative expenses
Connections Segment	$25.9	$23.4
All Other Category	5.3	6.1
Corporate	15.6	13.3
Other items(1)	25.1	11.3
Total selling, general and administrative expenses	$71.9	$54.1

(1)
Other items included in cost of revenues and selling, general and administrative expenses relate to one-time adjustments that are considered to not be indicative of ongoing segment operative performance.

The Company’s CODM does not receive information with a measure of total assets or capital expenditures for each operating segment as this information is not used for the evaluation of operating segment performance as the Company’s operations are not capital intensive. Capital expenditure information is provided to the CODM on a consolidated basis. Therefore, the Company has not provided asset and capital expenditure information by reportable segment. Intersegment revenues were immaterial for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, revenues were derived from transactions in the following countries:

	Three Months Ended March 31,
(in millions)	2026	2025
Revenues
United States	$144.9	$141.0
All other countries	10.5	6.7
Total revenues	$155.4	$147.7

15.
Related Party Transactions

Investment funds affiliated with Onex Corporation owned approximately 93.2% of the Company’s common stock as of March 31, 2026. Affiliates of Onex Corporation held a 93.0% ownership position in Convex Group Ltd. (“Convex”), which is one of the insurers in the syndicate that provides the Company’s insurance coverage. The Company made no payments to Convex during the three months ended March 31, 2026 and 2025.

16.
Subsequent Events

On May 8, 2026, the Board declared a dividend for the quarter ending June 30, 2026 of $0.015 per share payable on June 1, 2026 to holders of record of the Company’s common stock on May 21, 2026.

Merger Agreement

On May 9, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Emma Buyer, LLC, a Delaware limited liability company (“Parent”), and Emma Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are newly formed holding companies owned by funds managed by affiliates of Apollo Global Management, Inc.. Pursuant to the Merger Agreement, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”).

On May 9, 2026, following the execution of the Merger Agreement, the Onex Stockholders adopted the Merger Agreement and approved the transactions contemplated thereby, including the Merger, by written consent (the “Written Consent”).

Simultaneously with the execution of the Merger Agreement, on May 9, 2026, the Company entered into a support agreement with Parent, Merger Sub and the Onex Stockholders (the “Support Agreement”), pursuant to which the Onex Stockholders agreed, among other things, (i) to deliver the Written Consent, (ii) to vote their shares of Common Stock in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger, (iii) to vote their shares of Common Stock against any alternative acquisition proposals and (iv) to abide by certain confidentiality and, with respect to employees, non-solicitation restrictions for two years following the closing of the Merger. The Support Agreement will automatically terminate if the Merger Agreement is terminated in accordance with its terms.

Upon the effective time of the Merger (the “Effective Time”), each share of the Company’s Common Stock that is issued and outstanding immediately prior to the Effective Time, other than shares of Common Stock that are held by the Company as treasury stock or owned by Parent or Merger Sub or any wholly owned subsidiary of the Company and Parent (other than Merger Sub), or any shares of Common Stock as to which appraisal rights have been properly exercised in accordance with Delaware law (and not validly withdrawn), will be cancelled and converted into the right to receive $5.03 per share of Common Stock in cash (the “Merger Consideration”), without interest.

Consummation of the Merger is subject to the satisfaction or waiver of certain customary closing conditions set forth in the Merger Agreement, including (i) the Company’s receipt of the Written Consent (which was satisfied on May 9, 2026), (ii) the mailing of an information statement by the Company to its stockholders, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approvals and clearance under the antitrust laws of certain other jurisdictions and (iv) the absence of certain orders or laws prohibiting the consummation of the Merger. There can be no assurance that any such conditions will be met on a timely basis, or at all.

If the Merger is consummated, the Company’s Common Stock will be delisted from The New York Stock Exchange and deregistered under the Exchange Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis of the financial condition and results of our operations should be read in conjunction with the unaudited condensed consolidated financial statements and related notes of Emerald Holding, Inc. included in Item 1 of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the related notes thereto in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), as filed with the SEC. You should review the disclosures under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in the Annual Report, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. All references to “Emerald,” the “Company,” “us,” “we,” “our,” and all similar expressions are references to Emerald Holding, Inc., together with its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires.

Recent Events

Dividend

On May 8, 2026, the Company’s board of directors declared a dividend for the quarter ending June 30, 2026 of $0.015 per share payable on June 1, 2026 to holders of record of the Company’s common stock on May 21, 2026.

Overview

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

Reportable Segments

As described in Note 14, Segment Information, our business is organized into one reportable segment, consistent with the information provided to our Chief Executive Officer, who is considered the chief operating decision-maker (“CODM”). The CODM evaluates performance based on the results of our Connections, Content and Commerce business lines, which represent our three operating segments. The Connections segment is primarily comprised of Emerald’s trade shows and other live events. The remaining two operating segments do not meet the quantitative thresholds to be considered reportable segments and are included in the “All Other” category. In addition, we have a “Corporate-Level Activities” category consisting of finance, legal, information technology and administrative functions.

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

Organic Revenue

Beginning with the quarter ending March 31, 2026, we revised our definition of Organic revenue to better reflect the performance of our current event and business portfolio on a consistent, period-over-period basis. The revised definition aligns the metric with our existing portfolio at the time of reporting. Most significantly, revenue of events or businesses that are owned during the current period but not during the comparable prior year period is added to the prior-year base. This allows both periods to reflect the same portfolio composition, giving investors a clearer view of how our current portfolio of events performed versus the prior year, as if those events had been owned throughout both periods. The same methodology is used for discontinued businesses or changes in timing of events. We believe this approach provides a more meaningful measure of underlying portfolio performance and better enables investors and analysts to evaluate year-over-year and future revenue trends of our currently owned portfolio.

Organic revenue is a non-GAAP financial measure that represents the revenue of our current portfolio of events and businesses on a consistent, period-over-period basis. Management and our board of directors evaluate changes in Organic revenue to understand the underlying performance of our events business by eliminating the impact of portfolio changes, timing shifts, and acquisition activity that can cause reported GAAP revenue to be not directly comparable across periods. Organic revenue is intended to provide investors with a clearer view of year-over-year growth driven by the performance of our continuing event portfolio. This measure should be considered in addition to, and not as a substitute for, revenue as reported under GAAP. Because Organic revenue is not defined by GAAP, it may not be comparable to similarly titled measures used by other companies.

Organic revenue is derived by adjusting GAAP revenue to reflect the composition of the current period’s event portfolio, as follows:

1.
Acquisitions: Prior-year revenue of any event or business owned in the current year period but not in the prior year period is added to the prior-year base to reflect consistent ownership across both periods.
2.
Discontinued Businesses: Revenue from businesses eliminated or divested in either period is removed from both periods.
3.
Timing Additions: Revenue from the most recent prior staging of any event held in the current period but not in the prior-year period is added to the prior-year base due to the shift in timing of certain events year to year.

4.
Timing Deductions: Revenue from any event held in the prior-year period but not in the current period is removed from the prior-year base due to the shift in timing of certain events year to year.

The most directly comparable GAAP measure to Organic revenue is revenues. For a reconciliation of Organic revenue to revenues as reported, see Footnote 4 to the table under the heading “Results of Operations—Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025.”

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

Interest Expense

Interest expense principally represents interest payments and certain other fees paid to lenders under our Second Amended and Restated Senior Secured Credit Facilities.

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

Adjusted EBITDA

Adjusted EBITDA is a key measure of our performance. We define Adjusted EBITDA as net income (loss) before (i) interest expense, net, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) goodwill and other intangible asset impairment charges and (vi) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance.

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

The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss). For a reconciliation of Adjusted EBITDA to net income (loss), see Footnote 2 to the table under the heading “Results of Operations—Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025.”

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

The most directly comparable GAAP measure to Free Cash Flow is net cash provided by operating activities. For a reconciliation of Free Cash Flow to net cash provided by operating activities, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025.”

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

The tables in this section summarize key components of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2026	2025	Variance $	Variance %
	(unaudited) (dollars in millions)
Statement of income data:
Revenues	$155.4	$147.7	$7.7	5.2%
Cost of revenues	55.9	51.4	4.5	8.8%
Selling, general and administrative expenses(1)	71.9	54.1	17.8	32.9%
Depreciation and amortization expense	8.1	6.4	1.7	26.6%
Operating income	19.5	35.8	(16.3)	(45.5%)
Interest expense	9.4	17.4	(8.0)	(46.0%)
Interest income	0.3	2.3	(2.0)	(87.0%)
Income before income taxes	10.4	20.7	(10.3)	(49.8%)
Provision for income taxes	3.2	5.4	(2.2)	(40.7%)
Net income	$7.2	$15.3	$(8.1)	(52.9%)

Other financial data (unaudited):
Adjusted EBITDA(2)	$52.7	$53.6	$(0.9)	(1.7%)
Free Cash Flow(3)	$26.9	$10.8	$16.1	149.1%
Organic revenue(4)	$151.8	$150.1	$1.7	1.1%

(1)
Selling, general and administrative expense for the three months ended March 31, 2026 and 2025 included $22.2 million and $8.8 million, respectively, in contingent consideration remeasurement adjustments and acquisition-related transaction, transition and integration costs, including legal, audit and advisory fees. Also included in selling, general and administrative expense for each of the three months ended March 31, 2026 and 2025 were stock-based compensation expenses of $2.9 million and $2.6 million, respectively.
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

We define Adjusted EBITDA as net income before (i) interest expense, net, (ii) provision for (benefit from) income taxes, (iii) depreciation and amortization, (iv) stock-based compensation, (v) goodwill and other intangible asset impairment charges and (vi) other items that we believe are not part of our core operations. We present Adjusted EBITDA because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. Management and our board of directors use Adjusted EBITDA to assess our financial performance and believe it is helpful in highlighting trends because it excludes the results of decisions that are outside the control of our management, while other performance metrics can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate and capital investments. We reference Adjusted EBITDA frequently in our decision-making because it provides supplemental information that facilitates internal comparisons to the historical operating performance of prior periods. Adjusted EBITDA is not defined under GAAP and has limitations as an analytical tool, and you should not consider such measure either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations include that Adjusted EBITDA excludes certain normal recurring expenses and one-time cash adjustments that we consider not to be indicative of our ongoing operative performance. Because not all companies use identical calculations, our presentation of Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies.

	Three Months Ended March 31,
	2026	2025
	(unaudited)
	(dollars in millions)
Net income	$7.2	$15.3
Add (deduct):
Interest expense, net	9.1	15.1
Provision for income taxes	3.2	5.4
Depreciation and amortization expense	8.1	6.4
Stock-based compensation expense(a)	2.9	2.6
Remeasurement of contingent consideration	17.9	3.1
Other items(b)	4.3	5.7
Adjusted EBITDA	$52.7	$53.6

(a)
Represents costs related to stock-based compensation associated with certain employees’ participation in the 2013 Stock Option Plan, the 2017 Omnibus Equity Plan and the 2019 Employee Stock Purchase Plan.
(b)
Other items for the three months ended March 31, 2026 included: (i) $0.7 million in acquisition-related transaction costs; (ii) $2.2 million in acquisition-related integration and restructuring-related transition costs; and (iii) $1.4 million in non-recurring legal, audit and consulting fees. Other items for the three months ended March 31, 2025 included: (i) $3.7 million in acquisition-related transaction costs; (ii) $0.6 million in acquisition related integration and restructuring related transition costs; and (iii) $1.4 million in non-recurring legal, audit and consulting fees.
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

	Three Months Ended March 31,
	2026	2025
	(unaudited)
	(dollars in millions)
Net Cash Provided by Operating Activities	$28.7	$12.6
Less:
Capital expenditures	1.8	1.8
Free Cash Flow	$26.9	$10.8
(4)
In addition to revenues presented in accordance with GAAP, we present Organic revenue because we believe this approach provides a more meaningful measure of underlying portfolio performance and better enables investors and analysts to evaluate year-over-year revenue trends of our currently owned portfolio.

Organic revenue is a non-GAAP financial measure that represents the revenue of our current portfolio of events and businesses on a consistent, period-over-period basis. Management and our board of directors evaluate changes in Organic revenue to understand the underlying performance of our events business by eliminating the impact of portfolio changes, timing shifts, and acquisition activity that can cause reported GAAP revenue to be not directly comparable across periods. Organic revenue is intended to provide investors with a clearer view of year-over-year growth driven by the performance of our continuing event portfolio. This measure should be considered in addition to, and not as a substitute for, revenue as reported under GAAP. Because Organic revenue is not defined by GAAP, it may not be comparable to similarly titled measures used by other companies.

	Three Months Ended March 31,
	2026	2025	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$155.4	$147.7	$7.7	5.2%
Add (deduct):
Acquisition revenues(1)	—	2.8
Discontinued businesses	(3.6)	(4.3)
Scheduling adjustments(2)	—	3.9
Organic revenue	$151.8	$150.1	$1.7	1.1%

(1)
For purposes of comparison with the three months ended March 31, 2026, 2025 amounts represent the pre-acquisition revenues from Generis and This is Beyond.
(2)
For the three months ended March 31, 2026, represents the prior year revenues from three events that staged in the first quarter of fiscal 2026, but staged in a different quarter in fiscal 2025, offset by revenues from one event that staged in the first quarter of fiscal 2025, but is scheduled to stage in a different quarter in fiscal 2026.

Revenues

Revenues of $155.4 million for the three months ended March 31, 2026 increased $7.7 million, or 5.2%, from $147.7 million for the comparable period in 2025. See “Connections Segment–Revenues,” and “All Other Category–Revenues” below for a discussion of the factors contributing to the changes in total revenues.

Cost of Revenues

Cost of revenues of $55.9 million for the three months ended March 31, 2026 increased $4.5 million, or 8.8%, from $51.4 million for the comparable period in 2025. See “Connections Segment–Cost of Revenues,” and “All Other Category–Cost of Revenues” below for a discussion of the factors contributing to the changes in total cost of revenues.

Selling, General and Administrative Expense

Total selling, general and administrative expenses consist primarily of compensation and employee-related costs, sales commissions and incentive plans, stock-based compensation expense, marketing expenses, information technology expenses, travel expenses, facilities costs, consulting fees and public reporting costs. Selling, general and administrative expenses of $71.9 million for the three months ended March 31, 2026 increased $17.8 million, or 32.9%, from $54.1 million for the comparable period in 2025. See “Connections Segment–Selling, General and Administrative Expenses,” “All Other Category–Selling, General and Administrative Expense” and “Corporate–Selling, General and Administrative Expense” below for a discussion of the factors contributing to the changes in total selling, general and administrative expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $8.1 million for the three months ended March 31, 2026, increased $1.7 million, or 26.6%, from $6.4 million for the comparable period in 2025. See “Connections Segment–Depreciation and Amortization Expense,” “All Other Category–Depreciation and Amortization Expense” and “Corporate–Depreciation and Amortization Expense” below for a discussion of the factors contributing to the changes in total depreciation and amortization expense.

Adjusted EBITDA

Adjusted EBITDA of $52.7 million for the three months ended March 31, 2026 decreased by $0.9 million from $53.6 million for the comparable period in 2025. The decrease in Adjusted EBITDA was primarily attributable to the decrease in net income as well as lower add-backs for interest expense, net, income taxes and other items, offset by higher add-backs for depreciation and amortization expense and remeasurement of contingent consideration.

Segment Results for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Connections

The following represents the change in revenue, expenses and operating income in the Connections reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$146.2	$138.3	$7.9	5.7%
Cost of revenues	53.8	48.8	5.0	10.2%
Selling, general and administrative expense	26.2	23.4	2.8	12.0%
Depreciation and amortization expense	4.8	3.4	1.4	41.2%
Operating income	$61.4	$62.7	$(1.3)	(2.1%)

Revenues

During the three months ended March 31, 2026, revenues for the Connections reportable segment increased $7.9 million, or 5.7%, to $146.2 million from $138.3 million for the comparable period in the prior year. The primary driver of the increase was scheduling adjustments of $4.9 million and incremental revenue from acquisitions of $4.3 million. These increases were partially offset by a $1.3 million decrease in recurring revenue.

Cost of Revenues

During the three months ended March 31, 2026, cost of revenues for the Connections reportable segment increased $5.0 million, or 10.2%, to $53.8 million from $48.8 million for the comparable period in the prior year. The primary drivers of the increase were $1.9 million from recurring events, $2.8 million from scheduling adjustments and $0.4 million of incremental expense from acquisitions.

Selling, General and Administrative Expense

During the three months ended March 31, 2026, selling, general and administrative expense for the Connections reportable segment increased $2.8 million, or 12.0%, to $26.2 million from $23.4 million for the comparable period in 2025. The increase was primarily attributable to incremental expenses from acquisitions offset by overhead savings within the Company’s legacy business and savings from discontinued events.

Depreciation and Amortization Expense

During the three months ended March 31, 2026, depreciation and amortization expense for the Connections reportable segment increased $1.4 million, or 41.2%, to $4.8 million from $3.4 million for the comparable period in 2025. The increase was primarily driven by amortization of intangibles related to recent acquisitions.

All Other Category

The following represents the change in revenue, expenses and operating loss in the All Other category for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Variance $	Variance %
	(unaudited) (dollars in millions)
Revenues	$9.2	$9.4	$(0.2)	(2.1%)
Cost of revenues	2.1	2.6	(0.5)	(19.2%)
Selling, general and administrative expense	5.3	6.1	(0.8)	(13.1%)
Depreciation and amortization expense	2.5	2.2	0.3	13.6%
Operating loss	$(0.7)	$(1.5)	$0.8	(53.3%)

Revenues

During the three months ended March 31, 2026, revenues for the All Other category decreased $0.2 million, or 2.1%, to $9.2 million from $9.4 million for the comparable period in 2025. The decrease in revenues was comprised of a $0.5 million, or 11.9%, decrease in content revenues to $3.7 million in the current year from $4.2 million for the comparable period in the prior year, primarily due to lower print and digital advertising. This decrease was offset by a $0.3 million, or 5.8%, increase in commerce revenues to $5.5 million in the current year from $5.2 million for the comparable period in the prior year, primarily due to the continued growth of the Elastic Suite software platform.

Cost of Revenues

During the three months ended March 31, 2026, cost of revenues for the All Other category decreased $0.5 million, or 19.2%, to $2.1 million from $2.6 million for the comparable period in 2025. Content cost of revenues decreased $0.3 million, or 21.4%, to $1.1 million primarily due to lower barter activity. Commerce cost of revenues decreased $0.2 million, or 16.7%, to $1.0 million primarily due to lower software maintenance expense.

Selling, General and Administrative Expense

During the three months ended March 31, 2026, selling, general and administrative expense for the All Other category decreased $0.8 million, or 13.1%, to $5.3 million from $6.1 million for the comparable period in 2025. The primary drivers of the decrease were lower salary and benefits expenses in the content business.

Depreciation and Amortization Expense

During the three months ended March 31, 2026, depreciation and amortization expense for the All Other category increased $0.3 million, or 13.6%, to $2.5 million from $2.2 million for the comparable period in 2025. The increase was attributable to the continued development of the Company’s Elastic Suite software platform.

Corporate Category

The following represents the change in operating expenses in the Corporate category for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Variance $	Variance %
	(unaudited) (dollars in millions)
Selling, general and administrative expense	$40.4	$24.6	$15.8	64.2%
Depreciation and amortization expense	0.8	0.8	—	—
Total operating expenses	$41.2	$25.4	$15.8	62.2%

Selling, General and Administrative Expense

During the three months ended March 31, 2026, selling, general and administrative expense for the Corporate category increased $15.8 million, or 64.2%, to $40.4 million from $24.6 million for the comparable period in 2025. The increase was primarily attributable to a $14.8 million increase from contingent consideration remeasurements. In addition, acquired businesses generated selling, general and administrative expenses of $5.5 million in the first quarter 2026. These increases were offset by lower transaction expenses in the current period versus prior year.

Depreciation and Amortization Expense

Depreciation and amortization expense for the Corporate category was $0.8 million for the three months ended March 31, 2026 and 2025.

Interest Expense

Interest expense of $9.4 million for the three months ended March 31, 2026 decreased $8.0 million, or 46.0%, from $17.4 million for the comparable period in 2025. The decrease was primarily attributable to $6.4 million of third party fees related to the Second Amended and Restated Term Loan Facility in the first quarter of 2025. The remaining decrease was attributable to a lower effective interest rate of 6.94% for the period compared to 8.55% for the comparable period in 2025, offset by a higher average debt balance of $512.0 million during the three months ended March 31, 2026, versus an average debt balance of $478.5 million during the comparable period in the prior year.

Interest Income

Interest income of $0.3 million for the three months ended March 31, 2026 decreased from $2.3 million for the comparable period in 2025. The decrease was primarily attributable to lower cash balances following the completion of several acquisitions during the last twelve months, as well as lower interest rates.

Provision for Income Taxes

For the three months ended March 31, 2026, the Company recorded a provision for income taxes of $3.2 million, which resulted in an effective tax rate of 30.8% for the three months ended March 31, 2026. The Company recorded a provision for income taxes of $5.4 million and an effective tax rate of 26.1% for the three months ended March 31, 2025. The decrease in income tax expense is attributable to lower pre-tax income for the three months ended March 31, 2026.

Net Income

Net income of $7.2 million for the three months ended March 31, 2026 represented a $8.1 million decline from net income of $15.3 million for the comparable period in 2025. The key drivers of the change were higher selling, general and administrative expenses and increased cost of revenues offset by higher revenues, primarily driven by acquisitions, and lower interest expense.

Liquidity and Capital Resources

Our primary liquidity needs are for working capital purposes, including the production of trade shows and other live events, as well as for funding operating and capital expenditures, including acquisitions, and the return of capital to our stockholders in the form of dividends and/or stock repurchases.

As of March 31, 2026, the Company had $511.1 million of borrowings outstanding under the Second Amended and Restated Term Loan Facility and no borrowings outstanding under the Second Amended and Restated Revolving Credit Facility. In addition, as of March 31, 2026, the Company had cash and cash equivalents of $121.1 million. As of March 31, 2026, the Company was in compliance with the covenants contained in the Second Amended and Restated Senior Secured Credit Facilities.

The Company’s event cancellation insurance policies for 2025 and 2026 do not cover losses due to event cancellations caused by the outbreak of communicable diseases, including COVID-19. In the event of a future outbreak of communicable disease, forced cancellations or reductions in attendance of our in-person events would negatively impact our financial results and liquidity, and we would not have the benefit of cancellation insurance coverage to mitigate this impact.

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

Share Repurchases

On October 29, 2024, our board of directors approved a further extension and expansion of our then-existing share repurchase program (the “October 2024 Share Repurchase Program”), which allowed for the repurchase of up to $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the board of directors. We settled the repurchase of 2,029,445 shares for $8.8 million during the three months ended March 31, 2025 under the October 2024 Share Repurchase Program.

On April 30, 2025, our board of directors approved a further expansion of the share repurchase program (the “April 2025 Share Repurchase Program”), which allowed for the repurchase of up to $25.0 million of our common stock through December 31, 2025, subject to early termination or extension by the board of directors.

On October 30, 2025, our board of directors approved the extension and expansion of the share repurchase program (the “October 2025 Share Repurchase Program”), which allows for the repurchase of up to $25.0 million of our common stock through December 31, 2026, subject to early termination or extension by the board of directors. We did not repurchase any shares during the three months ended March 31, 2026 under the October 2025 Share Repurchase Program. There was $24.6 million remaining available for share repurchases under the October 2025 Share Repurchase Program as of March 31, 2026. The October 2025 Share Repurchase Program may be suspended or discontinued at any time without notice.

Cash Flows

The following table summarizes the changes to our cash flows for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(unaudited) (dollars in millions)
Statement of Cash Flows Data
Net cash provided by operating activities	$28.7	$12.6
Net cash used in investing activities	$(1.8)	$(21.4)
Net cash (used in) provided by financing activities	$(5.8)	$90.8

Operating Activities

Operating activities consist primarily of net income adjusted for non-cash items that include goodwill and intangible asset impairments, depreciation and amortization, deferred income taxes, amortization of deferred financing fees and debt discount, share-based compensation, plus the effect of changes during the period in our working capital.

Net cash provided by operating activities for the three months ended March 31, 2026 was $28.7 million, as compared to net cash provided by operating activities of $12.6 million for the three months ended March 31, 2025. The increase in cash provided by operating activities primarily reflects net income plus non-cash item operating cash flows of $37.7 million and $28.1 million for the three months ended March 31, 2026 and 2025, respectively. Cash provided by operating activities reflects the use of $9.0 million and $15.5 million for working capital in the three months ended March 31, 2026 and 2025, respectively.

Investing Activities

Investing activities generally consist of business acquisitions and purchases of other productive assets, investments in information technology and capital expenditures to furnish or upgrade our offices.

Net cash used in investing activities for the three months ended March 31, 2026 decreased $19.6 million to $1.8 million from $21.4 million in the comparable period in the prior year. The decrease was primarily attributable to a decrease of $19.6 million associated with acquisition of businesses.

Financing Activities

Financing activities primarily consist of payment of common stock dividends, borrowing and repayments on our debt, common stock repurchases and proceeds from the issuance of common stock associated with stock option exercises.

Net cash used in financing activities for the three months ended March 31, 2026 was $5.8 million, comprised of cash settlement of share-based awards of $4.2 million, repayment of principal on the Second Amended and Restated Term Loan Facility and the release of a holdback related to a prior business acquisition. Net cash from financing activities for the three months ended March 31, 2025 was $90.8 million, comprised of net proceeds of $105.9 million associated with the issuance of the $515.0 million Second Amended and Restated Senior Secured Credit Facilities and the settlement of the $409.1 million outstanding on the Previous Extended Term Loan Facility on January 30, 2025. These inflows were offset by repurchase of common stock of $8.8 million, dividends paid on common stock of $3.0 million, fees paid for debt issuance of $1.7 million, original issuance discount of $1.3 million and payment of $0.4 million of contingent consideration for acquisition of businesses.

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

Free Cash Flow

Free Cash Flow for the three months ended March 31, 2026 increased $16.1 million, to $26.9 million from $10.8 million for the comparable period in the prior year. The increase from prior year is attributable to cash flows from the Company’s 2025 acquisitions.

Free Cash Flow is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Free Cash Flow, see Footnote 3 to the table under the heading “Results of Operations—Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025.”

Contractual Obligations and Commercial Commitments

There have been no material changes to the contractual obligations as disclosed in the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2026, which is accessible on the SEC’s website at www.sec.gov, other than those made in the ordinary course of business.

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

As of March 31, 2026, we had $511.1 million of variable rate term loan borrowings outstanding under our Second Amended and Restated Senior Secured Credit Facilities and no variable rate borrowings outstanding under our Second Amended and Restated Revolving Credit Facility with respect to which we are exposed to interest rate risk. Holding other variables constant and assuming no interest rate hedging, a 0.25% increase in the average interest rate on our variable rate indebtedness would have resulted in a $1.3 million increase in annual interest expense based on the amount of borrowings outstanding as of March 31, 2026.

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

As of the end of the period covered by this report, management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026 the disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the Company’s first fiscal quarter of 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in general legal disputes arising in the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Our Annual Report on Form 10-K, filed with the SEC on March 13, 2026 is accessible on the SEC’s website at www.sec.gov, and includes detailed discussions of our risk factors. At the time of this filing, there have been no material changes to the risk factors that were included in our Annual Report on Form 10-K.

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

Our board of directors had previously authorized the expansion of our $25.0 million share repurchase program in April 2025 and in October 2024.

There were no repurchases of common stock during the first quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarterly period ended March 31, 2026, none of the Company’s directors or executive officers have informed us that they have adopted, modified, or terminated a contract, instruction or written plan for the purchase or sale of Company securities intended to satisfy the affirmative defense conditions Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement.

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

*101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL included: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements

*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERALD HOLDING, INC.

Date: May 11, 2026	By:	/s/ David Doft
David Doft
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)